Form 10QSB
period 1999-02-28
EL GRANDE COM INC
filed 1999-04-15
CIK 1073362

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: February 28, 1999

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to

                        Commission file number: 0-253335

                               EL GRANDE.COM, INC.
             (Exact name of registrant as specified in its charter)

                             NEVADA                88-0409024
                    (State of incorporation)  (IRS Employer ID No.)

                         1040 Hamilton Street, Suite 308
                         Vancouver, B.C., CANADA V6B 2R9
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (604) 689 0808

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 15, 1999, the Registrant had 10,818,800 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No [X]
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN THE GENERAL INSTRUCTIONS AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I   FINANCIAL INFORMATION

                                ELGRANDE.COM INC.
                                  BALANCE SHEET
                                   (UNAUDITED)
                             See Notes to Financials

                                                           3 Mos Ending
                                                             Feb 28
                                                              1999
--------------------------------------------------------------------------

ASSETS


Current  Assets

    Cash                                                 $      137,331
                                                         ---------------

PROPERTY AND EQUIPMENT

    Computer Hardware                                           181,730

    Furniture and fixtures                                       26,204

    Database and software                                       300,947


                                                         ---------------
                                                                508,881
    Less: Accumulated depreciation                               -2,160

                                                         ---------------
                                                                506,721
                                                         ---------------

OTHER ASSETS

    Deposits                                                     21,969
                                                         ---------------

                                                         $      666,021
--------------------------------------------------------------------------


LIABILITIES  AND STOCKHOLDERS' EQUITY


Current  Liabilities


    Accounts payable                                     $      113,312
    Accrued interest                                                529
    Short term loans payable                                     62,000

                                                         ---------------
                                                                175,841
                                                         ---------------

Long Term Liabilities

    Note Payable                                                 39,543
                                                         ---------------

Stockholders' Equity

       Common stock - $.001 par value

       200,000,000 shares authorized

       10,793,800 shares issued                                  10,813


       Additional paid in capital                             1,046,762

       Subscriptions receivable                                 -38,600

       Accumulated deficit during the development stage        -568,338

                                                         ---------------

    Total Stockholders' Equity                                  450,637

                                                         ---------------


                                                         $      666,021
--------------------------------------------------------------------------


                 See accompanying notes to financial statements

                                ELGRANDE.COM INC.
                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                  (UNAUDITED)
                             See Notes to Financials

                                                                  3 Mos Ending
                                                                     Feb 28
                                                                      1999
--------------------------------------------------------------------------------

INCOME                                                         $      -
                                                                 --------------
EXPENSES
  Consulting and Professional fees                                     351,329
  Marketing and public relations                                       114,432
  Rent                                                                  21,830
  Communication and internet fees                                       35,083
  Office and administration                                             24,786
  Travel and entertainment                                              12,904
  Interest                                                                 529
  Depreciation and amortization                                          7,445
                                                                 --------------

                                                                       568,338
                                                                 --------------

NET LOSS                                                              -568,338

ACCUMULATED DEFICIT, BEGINNING BALANCE                                     -
                                                                 --------------

ACCUMULATED DEFICIT, ENDING BALANCE                            $      -568,338
                                                                 ==============


   NET LOSS PER COMMON SHARE                                   $       (0.053)
                                                                 ==============

   WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                     9,436,725
                                                                 ==============

                               ELGRANDE.COM INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               February 28, 1999
                            See Notes to Financials

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Elgrande.com Inc., formerly Intellicom Internet Corp (hereinafter "the Company") was incorporated in April 1998 under the laws of the State of Nevada primarily for the purpose of developing and marketing internet applications, specifically for books, software, audio and video media and computer games. The name change to Elgrande. com Inc was effective on September 19, 1998. The Company maintains an office in Vancouver, British Columbia. The head office and registered office of the Company is Las Vegas Nevada.

The Company is in development stage, and as of November 30, 1998 had not realized any significant revenues from its planned operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Elgrande.com Inc is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements. The interim Financial Statement include all adjustments which in the opinion of management are necessary to make the Financial Statements not misleading.

3. Development Stage Activities

The Company has been in development stage since its formation on April 8, 1998. It is primarily engaged in developing and marketing internet applications.

Going Concern
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $568,338 for the period ending February 28, 1999. At February 28, 1999, current liabilities exceed current assets by $38,510. The Company, being a development stage enterprise, is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase sales of the Company's products. Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Accounting Method
-----------------

The Company's financial statements are prepared using the accrual method of accounting.

Loss Per Share
--------------

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighing them by the amount of time they were outstanding.

Provision for Taxes
-------------------

At February 28, 1999, the Company had net operating loss of approximately $568,338. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Use of Estimates
----------------

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

3. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation and amortization are five and seven years. The following is a summary of property, equipment and accumulated depreciation and amortization.

                            Cost                       Accumulated Depreciation
                                                       Or Amortization
--------------------------------------------------------------------------------
Computer Hardware          181,730                            1,915
Furniture and fixtures      26,204                              245
Database and software      300,947                              -
                           -------                           -------
                           508,881                            2,160
                           =======                            =====

The database is expected to be completed in April, 1999, and amortization will begin at that time.

4.  INTANGIBLE ASSETS

During the period ending February 28, 1999, the Company incurred organizational costs of $106,000 which in accordance with current accounting policy, have been fully expensed.

5.  COMMON STOCK

Upon incorporation, 4,000,000 shares of common stock were distributed at $0.001 per share to the board of directors for $4,000. The second share issuance was for 5,000,000 common shares at $0.01 per share for $50,000. Under Regulation D, Rule 504, 943,800 shares of common stock were issued at $1.00 per share for cash and subscriptions. At February 28, 1999, $38,600 in stock subscriptions were receivable and paid in March '99.

In September 1998, the Company adopted the Elgrande.com Inc 1998 Directors and Officers Stock Option Plan, a non-qualified plan. This plan allows the Company to distribute up to 1,000,000 shares of common stock to officers, directors, employees and consultants through authorization of the Company's Board of Directors. As of February 28, 1999, no options have been issued.

In the period ending February 28, 1999, the Company issued 850,000 common shares of stock to consultants for a value of $50,000. These shares are restricted and will begin to vest in April, 1999 with 20% of shares vesting every six months until the consultants are fully vested in their shares.

6.  RELATED PARTIES

Certain consultants which received common stock as part of the 850,000 issued to consultants, are related to the Company's directors and stockholders. A total of 187,500 common shares were issued to family members who provided services to the Company.

7.  COMMITMENTS AND CONTINGENCIES

Lease Commitments
-----------------

The Company leases office space in Vancouver, B.C. Canada from Yaletown Centre Investment Ltd for $2,347.50 per month. The lease is effective from September 1, 1998 to August 31, 2001. The terms of the lease required the Company to give the lessor a $3,600 refundable security deposit. Future minimum rental commitments under the operating lease are as follows;

Year Ending  November 30, 1999                       28,170
Year Ending November 30, 2001                        28,170
Year Ending November 30, 2001                        21,128
                                                     ------
                                                     77,468
                                                     ======

Database Development
--------------------

The Company's purchase commitment for services to develop a database totaled $247,000 plus expenses. The balance owing at February 28, 1999 amounted to $57,000 and the vendor has agreed to defer payment until June 1999. This will be paid either in cash or in common stock.

8.  TRANSLATION OF FOREIGN CURRENCY

The Company has adopted Financial Accounting Standard No 52. The Canadian foreign exchange rate has remained approximately the same since inception therefore, there are no material exchange rate transaction gains or losses. In the future, the Company will record such transactions in the Statement of Stockholders' Equity.

9.  CONCENTRATION OF CREDIT RISK FOR CASH HELD AT BANKS

The Company maintains cash balances at two banks. Accounts at each institution are insured by Federal Deposit Insurance Corp up to $100,000. No institution is currently holding cash in excess of insurance coverage.

10.  LONG-TERM DEBT

The Company's long-term debt consists of a note secured by furniture and computers for $47,000. The terms of this agreement call for a balloon payment of all principle on November 30, 2000. The Company's management expects to pay this amount by the due date of the loan, which does not contain a stipulated rate of interest. Upon origination the estimated current value of this debt was $39,543. Imputed interest accrued at 8% per annum from September 15, 1998 to November 30, 1998 was $529. This was not adjusted for February 28, 1999.

                                ELGRANDE.COM INC.
                             STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             See Notes to Financials

                                                            3 Mos Ending
                                                               Feb 28
                                                                1999
--------------------------------------------------------------------------


CASH FLOWS PROVIDED (USED) IN OPERATIONS

    Net Income (loss)                                   $        -568,338

    Depreciation and amortization                                   7,445

    Increase in:
         Accounts and loans payable                               147,570
         Loans payable                                             62,000
         Accrued interest                                             529

                                                          ----------------
    Net cash used in operating activities                        -350,794

                                                          ----------------

Cash Flows from investing activities:

    Purchase of property and equipment                           -508,881

    Deposit on leased property and other                          -21,969

                                                          ----------------
                                                                 -530,850
                                                          ----------------
Cash flows from financing activities

    Issuance of stock                                           1,018,975
                                                          ----------------

Net Increase in cash                                              137,331


Cash, beginning of period                                        -

                                                          ----------------

Cash, end of period                                     $         137,331

                                                          ================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

       Interest                                              $        -
       Income taxes                                          $        -

NON-CASH INVESTING ACTIVITIES

      Note issued for purchase of property and equipment     $          39,543

      Consulting fees paid for in common stock                          50,000
                                                                ----------------
                                                             $          89,543
                                                                 ===============



                                ELGRANDE.COM INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                February 28, 1999



                                                                                                      3 Mos Ending
                                                                                                         Feb 28
                                                                                                          1998
--------------------------------------------------------------------------------------------------------------------

                                                                          Additional                      Total
                                                Common Stock              Paid - In     Accumulated    Stockholders
                                             Shares        Amount         Capital         Deficit        Equity
--------------------------------------------------------------------------------------------------------------------
Issuance of common stock in April, 1998:

    For cash at $0.01 per share              4,000,000       4,000   $     -         $     -         $     4,000
    For cash at $0.01 per share              5,000,000       5,000          45,000         -              50,000

Issuance of common stock in Sept.98
    For services at $0.06 per share            850,000         850          49,150         -              50,000

Issuance of common stock in Nov '98

    For cash and subscription at $1.00
    per share, less expense of $9,010          943,800         963         952,612                       953,575

Subscriptions receivable                                                                                 -38,600

Loss for period to Feb 28, 1999                                                         -568,338        -568,338

                                             -----------------------------------------------------------------------

                                            10,793,800      10,813       1,046,762      -568,338         450,637
                                            ========================================================================

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following analysis of the results of operations and financial condition of the company should be read in conjunction with the consolidated financial statements, including the notes thereto, of the company contained elsewhere in the form 10-qsb.

Overview

Elgrande.com Inc. (the "Company") is in the final stages of development of an Internet application that will enable consumers to locate and purchase goods sold directly by producers and manufacturers, thus avoiding the distribution and retail costs of acquiring merchandise.

In August, 1998, the Company commenced the creation of a web based contact management system which will enable the Company to manage contacts, clients, and customers located anywhere in the world through the use of the Internet. This included the development and deployment of a central data base system which will allow the Company to display on its site descriptive web pages of products available through its distributor, Baker & Taylor.

The Company has not as yet activated its website but fully expects to be in operation by April 30, 1999.

The Company maintains an operational office in Vancouver, B.C. where its team of employees and consultants is developing the website and distribution channels.

Results Of Operations

There are no revenues as of February 28, 1999 as the Company has not as yet activated its website. The Company expects to go live with its site by the end of April, 1999 and the revenue stream will commence at that time.

A summary of expenses to February 28, 1999 is as follows:

                  Consulting and Professional fees    351,329
                  Marketing and public relations      114,432
                  Communication and internet fees      35,083
                  Other                                67,494
                                                      -------

                                                      568,338
                                                      =======

The Company established a budget in order to have sufficient funds to develop the web based contact management system, and the central data base which holds product data. To date, costs have been within the established budget and the company has sufficient funds to proceed to activation of its website.

The contract with McDonald & Harris for the customization of the data base is now complete and McDonald & Harris have agreed to settlement of the balance of their contract in June, 1999 either by payment of cash or the equivalent in common shares. While the initial data base construction is complete, it is in reality an ongoing project.

The Company currently employees 12 people and has 9 consultants under contract who carry out various provide various services.


Liquidity And Capital Resources

To date, the Company has financed its development stage by the sale of common stock. At February 28, 1999, the Company had 10,793,800 shares outstanding and had raised slightly in excess of $1,000,000. These funds were used to acquire fixed assets including computer equipment and the data base and software. This used approximately one-half of the funds raised with the balance being used to finance the losses to date. Revenues are expected in the month of May, 1999. The Company has $137,000 on hand at February 28, 1999 and is in the final stages of completion of a private placement of 300,000 common shares at $3.00 per share. This private placement is being done with a single accredited investor located in London England. This is expected to close by April 30, 1999. This will provide the Company with an additional $900,000 in working capital and increase its cash on hand to $1,037,000.

The  Company  maintains  cash  equivalents  with  a  large  Canadian   financial
institution and a large U.S. financial institution. Excess cash will be invested in highly liquid investments that are readily convertible into cash.

The Company has sufficient cash to finance its operations. While staff requirements will continue to grow, the Company does not anticipate any problems in the financing of this growth.

The inventory data base developed to date is in excess of 2,500,000 products, being books, music, video and software titles. It is the intention of management to increase this product list substantially.

In the next 12 months the Company intends to acquire additional data base servers , web servers and routers. This equipment will be acquired as financing or cash on hand is available. This is not expected to exceed $500,000 and would be acquired over the next 12 months.


Year 2000 Computer Software Conversion

All computer equipment owned by the Company has been acquired in the past 12 months. Because this equipment is not considered to be a problem for Year 2000 concerns the same assurance cannot be given for third party equipment for which the Company has no control.

While the Company is confident that its systems will be compatible, no assurance can be given that this will not impact the Company's results of operations.

Part II - Other Information

Item 1 - Legal Proceedings: There are no proceedings to report.

Item 2. - Changes in Securities: None

Item 3. - Default Upon Senior Securities: There are no defaults to report.

Item 4. - Submission of Matters to a Vote of Security Holders: None

Item 5. - Other Information: None

Item 6. - Exhibits and Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL GRANDE.COM, INC.

Dated: April 15, 1999

/s/ JAMES WEST
James West, President

/s/ CARLTON J. PARFITT
Carlton J. Parfitt, Chief Financial Officer