Form 10KSB/A
period 1999-02-28
EL GRANDE COM INC
filed 1999-06-10
CIK 1073362

FORM 10-QSB-A
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(MarkOne)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the three month period ended: February 28, 1999

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

Transitional Small Business Disclosure Format (check one); Yes No X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN THE GENERAL INSTRUCTIONS AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                ELGRANDE.COM INC.
                         ( A Development Stage Company)

                              FINANCIAL STATEMENTS
                  Unaudited - See Notes to Financial Statements

                                FEBRUARY 28,1999

--------------------------------------------------------------------------------

                                ELGRANDE.COM INC.
                                  BALANCE SHEET
                             See Notes to Financials
                                   (unaudited)

                                                  3 Mos Ending     Period ending
                                                   Feb 28           November 30
                                                    1999               1998
--------------------------------------------------------------------------------

ASSETS

Current  Assets
    Cash                                       $  137,331               236,350
                                               ---------------------------------

PROPERTY AND EQUIPMENT
    Computer Hardware                              56,464                38,407
    Furniture and fixtures                         26,204                20,878
    Database and software                         426,213               296,408
                                               ---------------------------------
                                                  508,881               355,693
    Less: Accumulated depreciation                 -2,160                -2,160
                                               ---------------------------------

                                                  506,721               353,533
                                               ---------------------------------


OTHER ASSETS
    Deposits                                       21,969                 3,600
    Organization costs, net of amortization         -                   100,715
                                               ---------------------------------
                                                   21,969               104,315
                                               ---------------------------------


    TOTAL ASSETS                                $ 666,021               694,198
================================================================================

LIABILITIES  AND STOCKHOLDERS' EQUITY

Current Liabilities

    Accounts payable                            $  113,312               234,189
    Accrued interest                                   529                   529
    Short term loans payable                        62,000                90,000
                                               ---------------------------------
                                                   175,841               324,718
                                               ---------------------------------

Long Term Liabilities
    Note Payable                                    39,543                39,543
                                               ---------------------------------

    TOTAL LIABILITIES                              215,384               364,261
                                               ---------------------------------

Stockholders' Equity
       Common stock - $.001 par value
       200,000,000 shares authorized
       10,793,800 shares issued                     10,813                10,794

       Additional paid in capital                 1,046,762            1,027,996
       Subscriptions receivable                    -38,600              -538,050
       Accumulated deficit during the
       development                                -568,338              -170,803
                                               ---------------------------------

    Total Stockholders' Equity                     450,637               329,937
                                               ---------------------------------


    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  666,021               694,198
================================================================================


                 See accompanying notes to financial statements

--------------------------------------------------------------------------------

                                ELGRANDE.COM INC.
                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                             See Notes to Financials
                                   (Unaudited)
                                                  3 Mos Ending     Period Ending
                                                   Feb 28           November 30
                                                    1999               1998
--------------------------------------------------------------------------------


INCOME                                          $    -                     -
                                               ---------------------------------

EXPENSES
    Consulting and Professional fees               249,586              107,028
    Marketing and public relations                  96,152               18,217
    Rent                                            11,865                9,965
    Communication and internet fees                 23,605               14,237
    Office and administration                       13,206                8,403
    Travel and entertainment                         7,680                5,224
    Interest                                             0                  529
    Depreciation and amortization                   -5,285                7,200
                                               ---------------------------------

                                                   396,809              170,803
                                               ---------------------------------

NET LOSS                                          -396,809             -170,803

ACCUMULATED DEFICIT, BEGINNING BALANCE            -170,803
Adjustment to opening deficit                         -726                 -
                                               ---------------------------------

ACCUMULATED DEFICIT, ENDING BALANCE             $ -568,338             -170,803
                                               =================================


    NET LOSS PER COMMON SHARE                   $   (0.053)             (0.0181)
                                               =================================

    WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING 9,436,725           9,436,725
                                               =================================








--------------------------------------------------------------------------------


                 See accompanying notes to financial statements

                                ELGRANDE.COM INC.

                             STATEMENT OF CASH FLOWS
                             See Notes to Financials
                                   (unaudited)
                                                3 Mos Ending      Period Ending
                                                   Feb 28          November 30
                                                    1999               1998
--------------------------------------------------------------------------------


CASH FLOWS PROVIDED (USED) IN OPERATIONS
    Net Income (loss)                           $ -396,809              -170,803

    Depreciation and amortization                        0                 7,445
    Increase in:
         Accounts and loans payable               -126,889                59,989
         Loans payable                             -28,000                90,000
         Accrued interest                                0                   529
                                               ---------------------------------
    Net cash used in operating activities         -551,698               -12,840
                                               ---------------------------------

Cash Flows from investing activities:
    Purchase of property and equipment            -153,188              -141,950
    Deposit on leased property and other           -18,369                -3,600
    Writeoff, (payment) on organizational costs    106,000              -106,000
                                               ---------------------------------
                                                   -65,557              -251,550
                                               ---------------------------------
Cash flows from financing activities
    Issuance of stock                              518,236               500,740
                                               ---------------------------------

Net Increase (decrease) in cash                    -99,019               236,350

Cash, beginning of period                          236,350                   -
                                               ---------------------------------

Cash, end of period                             $  137,331               236,350
                                               =================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         Interest                               $    -                      -
         Income taxes                           $    -                      -

NON-CASH INVESTING ACTIVITIES
        Note issued for purchase of property
          and$equipmen                                   0                39,543
        Purchase commitment for database            57,000               174,200
                                               ---------------------------------
                                                $   57,000               213,743
                                               =================================



--------------------------------------------------------------------------------
                 See accompanying notes to financial statements





--------------------------------------------------------------------------------


                                ELGRANDE.COM INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                February 28, 1999
                                   (unaudited)



                                                                                                     3 Mos. Ending
                                                                                                         Feb. 28
                                                                                                          1998
----------------------------------------------------------------------------------------------------------------

                                                                    Additional                            Total
                                             Common Stock           Paid - In           Accumulated    Stockholders
                                        Shares          Amount       Capital             Deficit         Equity


Issuance of common stock in April, 1998:
    For cash at $0.01 per share         4,000,000   $    4,000     $    -              $    -         $   4,000
    For cash at $0.01 per share         5,000,000        5,000        45,000                -            50,000
Issuance of common stock in Sept.98
    for services at $0.06 per share       850,000          850        49,150                -            50,000

Issuance of common stock in Nov '98
    For cash and subscription at $1.00
    per share, less expense of #.010.     943,8000.        963       952,612                            953,575

Subscriptions receivable                                                                                -38,600

Loss for period to Feb 28, 1999                                                           -568,338     -568,338
                                       -------------------------------------------------------------------------

                                           10,793,800   10,813     1,046,762              -568,338      450,637
                                       =========================================================================


--------------------------------------------------------------------------------
                 See accompanying notes to financial statements

--------------------------------------------------------------------------------

                                ELGRANDE.COM INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 1999
                             See Notes to Financials
                                   (unaudited)
--------------------------------------------------------------------------------


1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

    Elgrande.com Inc., formerly Intellicom Internet Corp (hereinafter "the Company") was incorporated in April 1998 under the laws of the State of Nevada primarily for the purpose of developing and marketing internet applications, specifically for books, software, audio and video media and computer games. The name change to Elgrande. com Inc was effective on September 19, 1998. The Company maintains an operations office in Vancouver, British Columbia. The head office and registered office of the Company is Las Vegas Nevada.

    The Company is in development stage, and as of February 28, 1999 had not realized any significant revenues from its planned operations.

--------------------------------------------------------------------------------



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of significant accounting policies of Elgrande.com Inc is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of theCompany's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements. This statement is the results for the first quarter ending February 28, 1999. The company intends to change its fiscal year end to May 31, in order to reflect its business cycle. These statements include all adjustments which in the opinion of management are necessary in order that the financial statements not be misleading.


    Development Stage Activities
    ----------------------------

    The Company has been in  development  stage since its  formation on April 8,
    1998.  It  is  primarily  engaged  in  developing  and  marketing   internet
    applications.

    Going Concern
    ----------------------------

    The accompanying financial statements have been prepared assuming that the Company will continue as a . going concern.

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

    Accounting Method
    ----------------------------

     The Company's financial statements are prepared using the accrual method of accounting.

    Loss Per Share
    ----------------------------

    Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighing them by the amount of time they were outstanding.

--------------------------------------------------------------------------------

                                ELGRANDE.COM INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 1999
                             See Notes to Financials
                                   (unaudited)
--------------------------------------------------------------------------------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Provision for Taxes
    ----------------------------

    At February 28, 1999, the Company had net operating loss of approximately $396,809. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.


    Use of Estimates
    ----------------------------

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


--------------------------------------------------------------------------------

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

                                             Accumulated Depreciation
                               Cost               or Amortization
                           ------------      -------------------------

    Computer Hardware     $      56,464            $    1,915
    Furniture and fixtures       26,204                   245
    Database and software       426,213                 -
                           ------------             ---------
                         $     508,881            $     2,160
                           ============             =========


     The database is expected to be completed in April, 1999, and amortization will begin at that time.


--------------------------------------------------------------------------------

4.  INTANGIBLE ASSETS

    During the period ending November 30, 1998, the Company incurred organizational costs of $106,000. Since that date, policy regarding the capitalization of organization costs have changed, and the balance has been written off in the period ending February 28, 1999.

--------------------------------------------------------------------------------

                                ELGRANDE.COM INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 1999
                                   (unaudited)

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

    In the period ending February 28, 1999, the Company issued 850,000 common shares of stock to consultants for a value of $50,000. These shares are restricted and will begin to vest in April, 1999 with 20% of shares shares vesting six months until the consultants are fully vested in their shares.



--------------------------------------------------------------------------------

6.  RELATED PARTIES

    Certain consultants which received common stock as part of the 850,000 issued to consultants, are related to the Company's directors and stockholders. A total of 187,500 common shares were issued to family members who provided services to the Company.


--------------------------------------------------------------------------------


7.  COMMITMENTS AND CONTINGENCIES

    Lease Commitments
    -------------------

    The Company leases office space in Vancouver, B.C. Canada from Yaletown Centre Investment Ltd for $2,347.50 per month. The lease is effective from September 1, 1998 to August 31, 2001. The terms of the lease required the Company to give the lessor a $3,600 refundable security deposit.

    Future minimum rental commitments under the operating lease are as follows;

          Year Ending  November 30, 1999       28,170
          Year Ending  November 30, 2000       28,170
          Year Ending November 30, 2001        21,128
                                             ---------
                                             =========
                                           $   77,468
                                             =========

    Database Development
    --------------------
    The Company's purchase commitment for services to develop a database totaled $247,000 plus expenses. The balance owing at February 28, 1999 amounted to $57,000 and the vendor has agreed to defer payment until June 1999. This will be paid either in cash or in common stock.

--------------------------------------------------------------------------------

                                ELGRANDE.COM INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                                February 28, 1999
                                   (unaudited)

8.  TRANSLATION OF FOREIGN CURRENCY

    The Company has adopted Financial Accounting Standard No 52. The Canadian foreign exchange rate has remained approximately the same since inception therefore, there are no material exchange rate transaction gains or losses. In the future, the Company will record such transactions in the Statement of Stockholders' Equity.


--------------------------------------------------------------------------------


9.  CONCENTRATION OF CREDIT RISK FOR CASH HELD AT BANKS

    The Company maintains cash balances at two banks. Accounts at each institution are insured by Federal Deposit Insurance Corp up to $100,000. No institution is currently holding cash in excess of insurance coverage.


--------------------------------------------------------------------------------


10  LONG-TERM DEBT

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

--------------------------------------------------------------------------------


Item 2 - Management's Discussion and Analysis or Plan of Operation.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THE FORM 10-QSB

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


The Company's website became fully activated on June 2, 1999.


The Company maintains an operational office in Vancouver, B.C. where its team of employees and consultants is developing the website and distribution channels.

RESULTS OF OPERATIONS

There are no revenues as of February 28, 1999 as the Company had not yet activated its website. The Company expects the revenue stream will commence in June, 1999.

A summary of expenses to February 28, 1999 is as follows:

     Consulting and Professional fees              249,586
     Marketing and public relations                 96,152
     Communication and internet fees                11,865
     Other                                          39,206
                                                  ---------
                                                   396,809

The Company budgeted funds on hand in order to develop the web based contact management system, and the central data base which holds product data. To date, costs have been within the established budget and the company has sufficient funds to proceed through activation of its website.

The contract with McDonald & Harris for the customization of the data base is now complete and McDonald & Harris have agreed to settlement of the balance of their contract in June, 1999 either by payment of cash or the equivalent in common shares. While the initial data base construction is complete, it is in reality an ongoing project.

The Company currently employees 13 people and has 9 consultants under contract who carry out various provide various services.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its development stage by the sale of common stock. At February 28, 1999, the Company had 10,793,800 shares outstanding and had raised slightly in excess of $1,000,000. These funds were used to acquire fixed assets including computer equipment and the data base and software. This used approximately one-half of the funds raised with the balance being used to finance the losses to date. Revenues are expected in the month of June, 1999. The Company has $137,000 on hand at February 28, 1999. On April 30, 1999, the Company completed a private placement of 300,000 Units of securities at $3.00 per Unit with a single accredited investor. This provides the Company with an additional $900,000 in working capital.

On April 27, 1999 the Company entered into a preliminary agreement with an accredited investor for a proposed investment agreement whereby the investor will be obligated to purchase common stock at the Company's exercise of its Put option in amounts and at prices based upon the market price and trading volume at the time of the Company's exercise of its put option. The proposed commitment is for the right to put up to $100,000,000 of common stock to the investor over a thirty-six month period from the date the definitive investment agreement is executed. The Company expects to execute this agreement on or before June 30, 1999. While the Company does not expect that this investment agreement to provide any additional or substantial liquidity prior to October 31, 1999, it does believe that it will provide such liquidity thereafter.


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

Part II - Other Information

Item 1 - Legal Proceedings:  There are no proceedings to report.

Item 2. - Changes in Securities:


On April 30, 1999, the Company completed a private placement of 300,000 Units of securities at $3.00 per Unit with a single accredited investor in London, England. Each Unit consisted of one share of common stock and three warrants to acquire an additional share of common stock at $7.50, $15.00 and $25.00 before expiring on May 31, 2006. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933 set forth in Section 4(2) thereof for the sale of the Units.

In May, 1999, the Company granted a warrant to acquire 490,000 shares of common stock at a price equal $2.50 per share or after six months and for every six month period thereafter, equal to the lesser of $2.50 per share or the lowest Closing Bid Price of the Company's common stock for the five trading days ending on the six month anniversary date. The warrant was granted to a single accredited investor in connection with a proposed investment agreement whereby the investor will be obligated to purchase common stock at the Company's option in amounts and at prices based upon the market price and trading volume at the time of the Company's exercise of its put option. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933 set forth in Section 4(2) thereof for the sale of the warrant.



Item 3. - Default Upon Senior Securities:  There are no defaults to report.

Item 4. - Submission of Matters to a Vote of Security Holders: None.

Item 5. - Other Information:  None

Item 6. - Exhibits and Reports on Form 8-K:  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL GRANDE.COM, INC.

Dated: June 9, 1999

/s/  RANDAL PALACH
------------------------
Randal Palach, President, Chief Executive Officer

/s/ CARLTON J. PARFITT
------------------------
Carlton J. Parfitt, Chief Financial Officer