Form 10QSB
period 1999-05-31
ELGRANDE COM INC
filed 1999-07-15
CIK 1073362

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
     SECURITIES  EXCHANGE  ACT OF 1934 For the six month period  ended:  May 31,
     1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 15, 1999, the Registrant had 11,118,800 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes     No  X

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

                                  MAY 31, 1999

--------------------------------------------------------------------------------

                                ELGRANDE.COM INC.
                                  BALANCE SHEET
                             See Notes to Financials
                                   (unaudited)
                                               6 Mos Ending   Period ending
                                                  May 31       November 30
                                                    1999         1998
--------------------------------------------------------------------------------

ASSETS

Current  Assets
    Cash                                        $  361,263      236,350
    Amounts receivable and prepaid expenses         89,981       -
                                                ----------------------------
                                                   451,244      236,350
PROPERTY AND EQUIPMENT
    Computer Hardware                               82,292       38,407
    Furniture and fixtures                          27,223       20,878
    Database and software                          408,370      296,408
                                                ----------------------------
                                                   517,885      355,693
    Less: Accumulated depreciation                 (12,434)      (2,160)
                                                ----------------------------
                                                   505,451      353,533

OTHER ASSETS
    Deposits                                        43,460        3,600
    Organization costs, net of amortization          -          100,715
                                                ----------------------------
                                                    43,460      104,315
                                                ----------------------------

    TOTAL ASSETS                                $ 1,000,155     694,198
================================================================================


LIABILITIES  AND STOCKHOLDERS' EQUITY

Current  Liabilities

    Accounts payable                            $   34,679      234,189
    Accrued interest                                   529          529
    Short term loans payable                       112,000       90,000
                                                ----------------------------
                                                   147,208      324,718
                                                ----------------------------
Long Term Liabilities
    Note Payable                                    39,543       39,543
                                                ----------------------------

    TOTAL LIABILITIES                              186,751      364,261
                                                ----------------------------

Stockholders' Equity
       Common stock - $.001 par value
       200,000,000 shares authorized
       11,118,800 shares issued                     11,119       10,794

       Additional paid in capital                 1,952,671   1,027,996
       Subscriptions receivable                                (538,050)
       Accumulated deficit during the development (1,150,386)  (170,803)
                                                ----------------------------

    Total Stockholders' Equity                     813,404      329,937
                                                ----------------------------


    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 1,000,155     694,198
================================================================================

                 See accompanying notes to financial statements

--------------------------------------------------------------------------------

                                ELGRANDE.COM INC.
                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                             See Notes to Financials
                                   (Unaudited)
                                                6 Mos Ending   Period Ending
                                                   May 31       November 30
                                                    1999           1998
--------------------------------------------------------------------------------


INCOME                                          $    -           -
                                                ----------------------------

EXPENSES
    Consulting and Professional fees               549,586      107,028
    Marketing and public relations                 156,718       18,217
    Rent                                            27,800        9,965
    Communication and internet fees                 49,969       14,237
    Office and administration                       41,191        8,403
    Salaries                                        59,374       -
    Travel and entertainment                       104,156        5,224
    Interest                                         -              529
    Foreign currency translation (gain) loss       (14,100)      -
    Depreciation and amortization                    4,889        7,200
                                                ----------------------------
                                                   979,583      170,803
                                                ----------------------------

NET LOSS                                          (979,583)    (170,803)

ACCUMULATED DEFICIT, BEGINNING BALANCE            (170,803)      -

                                                ----------------------------

ACCUMULATED DEFICIT, ENDING BALANCE             $ (1,150,386)  (170,803)
                                                ============================


    NET LOSS PER COMMON SHARE                   $  (0.0881)     (0.0181)
                                                ============================

    WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING                                 11,118,800    9,436,725
                                                ============================


--------------------------------------------------------------------------------


                 See accompanying notes to financial statements

--------------------------------------------------------------------------------

                                ELGRANDE.COM INC.
                             STATEMENT OF CASH FLOWS
                             See Notes to Financials
                                   (unaudited)
                                               6 Mos Ending    Period Ending
                                                   May 31        November 30
                                                    1999           1998
------------------------------------------------------------------------------


CASH FLOWS PROVIDED (USED) IN OPERATIONS
    Net Income (loss)                           $ (979,583)    (170,803)

    Depreciation and amortization                    4,889        7,445
    Net change in:
         Accounts and loans payable               (199,510)      59,989
        Amounts receivable and prepaid expenses    (89,981)
         Loans payable                                           90,000
         Over-subscriptions payable                 22,000
         Accrued interest                                0          529
                                                ----------------------------
    Net cash used in operating activities         (1,242,185)   (12,840)
                                                ----------------------------

Cash Flows from investing activities:
    Purchase of property and equipment             (50,130)    (141,950)
    Deposit on leased property and other           (39,860)      (3,600)
    Additions to database                         (111,962)
    Writeoff, (payment) on organizational costs    106,000     (106,000)
                                                ----------------------------
                                                   (95,952)    (251,550)
                                                ----------------------------
Cash flows from financing activities
    Issuance of stock                             1,463,050     500,740
                                                ----------------------------

Net Increase (decrease) in cash                    124,913      236,350

Cash, beginning of period                          236,350       -
                                                ----------------------------

Cash, end of period                             $  361,263      236,350
                                                ============================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         Interest                               $    -           -
         Income taxes                           $    -           -

NON-CASH INVESTING ACTIVITIES
        Note issued for purchase of property
        and equipment                           $   39,543       39,543
        Purchase commitment for database             -          174,200
                                                ----------------------------
                                                $   39,543      213,743
                                                ============================


--------------------------------------------------------------------------------

                 See accompanying notes to financial statements

--------------------------------------------------------------------------------


                                ELGRANDE.COM INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                  May 31, 1999
                                   (unaudited)

                                                                    6 Mos Ending
                                                                       May 31
                                                                        1999
--------------------------------------------------------------------------------

                                             Additional               Total
                           Common Stock      Paid -In   Accumulated Stockholders
                        Shares       Amount   Capital     Deficit     Equity
                      ----------------------------------------------------------

Opening balance        10,793,800  $ 10,794  $ 1,027,996$  (170,803)   867,987

Issuance of common
  stock-Dec '98 for
  services at $1.00
  per share                25,000        25       24,975                25,000

Issuance of common
  stock May '99
    For cash and
    subscription at
    $1.00 per share,
    less expense of       300,000        300    899,700                900,000

Loss for period
  to May 31, 1999                                          (979,583)  -979,583
                      ----------------------------------------------------------
                       11,118,800     11,119  1,952,671  (1,150,386)   813,404
                       ==========     ======  =========  ==========    =======

--------------------------------------------------------------------------------

                                ELGRANDE.COM INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 1999
                             See Notes to Financials
                                   (unaudited)
--------------------------------------------------------------------------------


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

    The Company is in development stage, and as of May 31, 1999 had not realized any significant revenues from its planned operations.

    ----------------------------------------------------------------------------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    This summary of significant accounting policies of Elgrande.com Inc is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of theCompany's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements. These statements include all adjustments which in the opinion of management are necessary in order that the financial statements not be misleading. This statement is the results for the second quarter ending May 31, 1999. The company intends to change its fiscal year end to May 31, in order to reflect its business cycle.

    Development Stage Activities
    ---------------------------------

    The Company has been in  development  stage since its  formation on April 8,
    1998.  It  is  primarily  engaged  in  developing  and  marketing   internet
    applications.

     Going Concern
     -------------------

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

     As shown in the accompanying financial statements, the Company incurred a net loss of $979,583 for the six month period ending May 31 1999. At May 31, 1999, the working capital position amounted to $304,036. The Company, being a development stage enterprise, is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

     Management has established plans designed to increase sales of the Company's products. Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

    Accounting Method
    ---------------------

    The Company's financial statements are prepared using the accrual method of accounting.

    Loss Per Share
    -------------------

    Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighing them by the amount of time they were outstanding.

--------------------------------------------------------------------------------

                                ELGRANDE.COM INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 1999
                             See Notes to Financials
                                   (unaudited)
--------------------------------------------------------------------------------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Provision for Taxes
    ---------------------------------

    At May 31, 1999, the Company had net operating loss of approximately $979,583. This brings the accumulated deficit to $1,150,386.No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

    Use of Estimates
    -------------------

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

                                                     Accumulated Depreciation
                                    Cost                  or Amortization
                                ------------        ------------------------

    Computer Hardware         $      82,292            $   10,232
    Furniture and fixtures           27,223                 2,202
    Database and software           408,370                 -
                              ---------------          --------------
                              $     517,885            $   12,434
                              ===============          ==============


    The database was completed May 31, 1999 and the company was ready to commence business June 2, 1999. Depreciation will commence in the fiscal year commencing June 1, 1999.

--------------------------------------------------------------------------------

4.  INTANGIBLE ASSETS

    During the period ending November 30, 1998, the Company incurred organizational costs of $106,000. Since that date, policy regarding the capitalization of organization costs have changed, and the balance has been written off.

--------------------------------------------------------------------------------

                                ELGRANDE.COM INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 1999
                                   (unaudited)

5.  COMMON STOCK

    Upon incorporation, 4,000,000 shares of common stock were distributed at $0.001 per share to the board of directors for $4,000. The second share issuance was for 5,000,000 common shares at $0.01 per share for $50,000. Under Regulation D, Rule 504, 943,800 shares of common stock were issued at $1.00 per share for cash and subscriptions.

    In September 1998, the Company adopted the Elgrande.com Inc 1998 Directors and Officers Stock Option Plan, a non-qualified plan. This plan allows the Company to distribute up to 1,000,000 shares of common stock to officers, directors, employees and consultants through authorization of the Company's Board of Directors.
    As of May 31, 1999, no options have been issued.

    In December 1998, 25,000 common shares were issued for services. In May, 1999 a private placement of 300,000 common shares at $3.00 per share was completed. These shares have warrants attached allowing for conversion into common shares at: 300,000 at $7.50, 300,000 at $15.00 and $300,000 at $25.00
    per share. No warrants have been exercised at May 31, 1999.



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


--------------------------------------------------------------------------------


7.  COMMITMENTS AND CONTINGENCIES

    Lease Commitments
    -------------------

    The Company leases office space in Vancouver, B.C. Canada from Yaletown Centre Investment Ltd for $6,000 per month. The lease is effective from September 1, 1998 to August 31, 2001. The terms of the lease required the Company to give the lessor a $3,600 refundable security deposit.

    Future minimum rental commitments under the operating lease are as follows;

         Year Ending  May 31, 2000              $   96,000
         Year Ending  May 31, 2001                  96,000
         Year Ending  May 31, 2002                  96,000
                                                  ---------
                                                $  288,000
                                                  =========

    DATABASE DEVELOPMENT

    The Company's purchase commitment for services to develop a database totaled $408,370 plus expenses. The balance owing at May 31, 1999 amounted to $57,000 and the vendor has agreed to defer payment until June 1999. This will be paid either in cash or in common stock.

--------------------------------------------------------------------------------

                                ELGRANDE.COM INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 1999
                                   (unaudited)

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


--------------------------------------------------------------------------------


10  LONG-TERM DEBT

    The Company's long-term debt consists of a note secured by furniture and computers for $47,000. The terms of this agreement call for a balloon payment of all principle on November 30, 2000. The Company's management expects to pay this amount by the due date of the loan, which does not contain a stipulated rate of interest. Upon origination the estimated current value of this debt was $39,543. Imputed interest accrued at 8% per annum from September 15, 1998 to November 30, 1998 was $529. This was not adjusted for May 31, 1999.

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


OVERVIEW

Elgrande.com Inc. (the "Company") was incorporated in April 1998 to create a group of technologies that will collectively be known as the Shop Engine(TM). The "Shop Engine" is a group of software programs that, when made available to consumers through a network like the world wide web, enables retail consumers to purchase products directly from distributors and manufacturers without the necessity for a retail storefront.

In August, 1998, the Company commenced the creation of a web based contact management system, which will enable the Company to manage contacts, clients, and customers located anywhere in the world, through the use of the Internet. This included the development and deployment of a central data base system, which will allow the Company to display on its site descriptive web pages of products available through its distributor, Baker & Taylor.

Effective June 2, 1999, the company commenced operation of its web site on a test mode basis. The Company anticipates a full launch of its site in September 1999.

Elgrande.com Inc is a U.S. corporation, and through a wholly owned subsidiary, maintains it's operations and web site development in Vancouver, B.C.


RESULTS OF OPERATIONS

There are no revenues as of May 31, 1999 as the Company has not as yet activated its web site. The Company activated its web site for test purposes in June 1999 and expects to have a full launch of its web site by September 15, 1999.

A summary of expenses to May 31, 1999 is as follows:

       Consulting and Professional fees             549,586
       Marketing and public relations               156,718
       Communication and internet fees               49,969
       Administration and other                     223,310
                                                    -------

                                                   $979,583
                                                   ========

The Company budgeted its cash requirements in order to develop the web based contact management system, and the central data- base that holds product data. To date, costs have been within the established budget, and the company has sufficient funds to proceed to activation of its web site. The site was activated on June 2, 1999 for test purposes.

The contract with McDonald & Harris, for the customization of the data-base, is now complete and McDonald & Harris have agreed to settlement of the balance of their contract in June, 1999, either by payment of cash, or the equivalent in common shares. While the initial data base construction is complete, it is, in reality, an ongoing project.

The Company currently employees 16 people, and has 8 consultants under contract, providing various services.

The Company intends to change its fiscal year end to May 31, to more properly reflect its business cycle. Accordingly, the Company will be filing a 10K report within the time period allowed for filing re a May 31, 1999 year-end. The previous year-end was November 30.


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its development stage by the sale of common stock. At May 31, 1999, the Company had 11,118,800 shares outstanding and had raised approximately $2,000,000. These funds were used mainly to develop the data-base site, and purchase computer equipment and software. The Company has $361,000 on hand at May 31, 1999 and expects to continue to raise funds by private placement.

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

The inventory data-base developed to date is in excess of 2,500,000 products, being books, music, video and software titles.


YEAR 2000 COMPUTER SOFTWARE CONVERSION

All computer equipment owned by the Company has been acquired in the past 12 months. Because this equipment is not considered to be a problem for Year 2000 concern; the same assurance cannot be given for third party equipment for which the Company has no control.

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

EL GRANDE.COM, INC.

Dated: July 14, 1999

/s/  RANDAL PALACH
------------------
Randal Palach, President, Chief Executive Officer

/s/ CARLTON J. PARFITT
----------------------
Carlton J. Parfitt, Chief Financial Officer