Form 10KSB
period 1999-05-31
ELGRANDE COM INC
filed 1999-09-09
CIK 1073362

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE For the fiscal year ended May 31, 1999.

                               ELGRANDE.COM, INC.
                 (Name of Small Business Issuer in its Charter)

           Nevada                                    E.I.N. 88-0409024
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


Suite 308, 1040 Hamilton St., Vancouver, B.C., Canada               V6B2R9
-----------------------------------------------------           ---------------
   (Address of principal executive office)                      Zip/Postal Code


                  Registrant's telephone number: (604) 689 0808

SECURITIES REGISTERED UNDER SECTION 12 (b) OF THE ACT:   NONE.

SECURITIES REGISTERED UNDER SECTION 12 (g) OF THE ACT:

Title of each class      Name of each exchange on which each class is registered
-------------------      -------------------------------------------------------
   Common Stock                      OTC Electronic Bulletin Board


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
                              YES ( X ) NO ( )

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ( )

There were no operational revenues generated by the issuer for its most recent fiscal year ending May 31, 1999. Issuer's Common Shares outstanding at August 31, 1999 was 11,118,800. The aggregate market value based on the voting stock held by non-affiliates as of August 31, 1999 was $33,356,400 (based on 11,118,800 shares outstanding at a price of $3.00), being the most recent private placement price per share.

Except for the historical information contained herein, the matters set forth in this Form 10-KSB are forward looking statements within the meaning of the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially. These forward-looking statements speak only as of the date hereof and the Company disclaims any intent or obligation to update these forward-looking statements.

              DOCUMENTS INCORPORATED BY REFERENCE: Certain exhibits

PART I

Item 1. Business

         This Annual Report on Form 10KSB and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, and its own expectations and beliefs as well as certain assumptions made by management. Further details are included under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements."

General
-------
Elgrande.com Inc was incorporated in April 1998 under the laws of the State of Nevada to invent and establish a group of technologies that will collectively be known as the Shop Engine(TM). The "Shop Engine" is a group of software programs that, when made available to consumers through a network like the world wide web, enables retail consumers to purchase products directly from distributors and manufacturers without the necessity of having a retail storefront. Third party manufacturers and primary distributors provide products at or near wholesale pricing. These products generate revenues in a variety of ways when applied to different elements in the traditional retail process. The overall effect of the Shop Engine is to "disintermediate" the retail process by eliminating certain portions of the process that were traditionally necessary to bring goods from the Source Company to the end user. This concept represents a previously unavailable value proposition to consumers across all demographic categories, in that the elimination of these elements will result in significant savings for the consumer.

Internet retailers that have emerged through the Internet have to date replaced traditional "bricks-and-mortar" retail stores with "virtual" versions. Elgrande.com Inc is the first known enterprise to employ a business model, which will successfully disintermediate the retail environment. Elgrande is the first to establish a business model that successfully capitalizes on this fundamental shift in consumer product economics as a result of the Internet.

Business Strategy
-----------------
The   Elgrande.com   Inc  business  plan  strategy   calls  for  a  multi-phased
implementation plan that will ultimately derive revenues from at least six (6) separate sources:

1.        Transaction Fees

          Elgrande will charge a flat fee of US$1.50 per item sold to retail users of its Internet web site. This will form the initial revenue stream for the Company.

2.        Licensing Fees

          Elgrande will license components of the "Shop Engine" to Internet Service Providers, existing web retailer, and others who may wish to establish and/or enhance an e-commerce mechanism on their site.

3.       Banner Advertising and Sponsorship Fees

         The Company will market banner ad inventories to corporate clients who may wish to contract for a shorter term, graphical representations of their company's products and/or services on certain sections of the site, or during specific times or events. As well, the Company will seek contracts with corporate sponsors who will typically sign longer term deals for exclusive rights to advertise their products and/or services on sections of the site with specific content, and subsequently, specific demographic appeal.

4.       Supplier Incentives

          In certain industries, manufacturers and suppliers will make available to retailers who have higher volumes of sales, funds to offset and encourage advertising of their products more prominently.

5.       Interest on Supplier Revenues

          Elgrande.com Inc, in its capacity as Transaction Service Provider, will escrow all of the funds that are within its possession as a result of selling its suppliers' products, for an average duration of 30 to 45 days.

6.       Demographic Data Sales

          Elgrande.com Inc will market its accumulated demographic data to marketing organizations and others who may wish to extrapolate behavioral patterns from the purchasing habits of its customers and visitors.

The Company has applied for a trademark in the United States, Canada, Europe and Japan, and is currently negotiating to secure the domain "ShopEngine.com".

The "Shop Engine" was launched on the Company's web site on June 2, 1999. In its first phase of deployment, the Company will initiate revenues through the sale of printed matter, music, and videos. Baker and Taylor, Inc, who function as a fulfillment facility, are shipping these products. The Company has a contract with Baker and Taylor Inc for fulfillment running to March 2000. Negotiations are currently underway to amend and extend the contract.

Brand development and advertising have been contracted out to Perich and Partners of Ann Arbor, Michigan who in turn will develop creative and conceptual brand elements such as logos, tag lines and service marks.

A study undertaken by the Gartner Group, of San Jose, California, in the fall of 1998, and updated in September '99 indicates that publisher/manufacturer participation in the "Shop Engine" concept is forthcoming in at least 85% of respondents surveyed. It is the intention of Elgrande.com Inc to invest significantly in the education of the manufacturing sector across most product categories, to accelerate the shift in traditionally accepted product distribution paradigms that are necessary for the Company to fully integrate its business model.

The business strategy of Elgrande.com to achieve real disintermediation for the retail consumer is broken into three phases:

     1. The June 2, 1999 launching of the beta test version of Shop Engine at its Internet site www.elgrande.com. As there is no mark-up for any sold products, the retail entity has been eliminated.

     2. The second phase, due in the spring of 2000, will have Elgrande offering products directly from the manufacturer/publisher, as well as primary distributors.


     3. The third, and final phase, will occur in the future when distributors in the Elgrande model are phased out from the system because all of the products would be offered directly by the manufacturer. At this point, the Shop Engine will realize its full potential.

Elgrande.com Inc will be different from its Internet counterparts because they:

         Have no inventory
         Have competitive and lowest priced Wholesale Pricing
         Have deepest Selection

The Elgrande.com Inc system is composed of eight major functions that are all web-based. They are:

1.        Retail Shopping

          Retail shoppers will be able to keyword search according to subject, author, manufacturer, ISBN, description, price, etc or browse through hierarchical directories logically grouped by subject. They will be able to select merchandise and accumulate it in a "shopping cart", which will track the number of items in the cart, their prices, and will allow the user to edit these variables as they proceed with the session. When finished, they will be able to compare the prices of the items they have selected to the prices for the same items at competitor's sites. Once they are satisfied, they can close the shopping session and proceed to checkout where delivery and payment options are selected, and the total price calculated. They are then prompted for a credit card number, which is transmitted through a secure connection to the credit card verification service.

          The transaction tracking number provided to the shopper will allow them to return to the web site at any time to determine the precise status of their order. If this is not satisfactory, the shopper can then call a toll free number and receive information and assistance from a live Customer Service Representative. The customer is charged the wholesale price from the supplier, plus the cost of delivery plus a flat fee of $1.50 per item.

2.        Inventory Database Management

          Companies participating in the Elgrande.com Inc system are capable of maintaining current inventory accuracy on the Elgrande Inventory Database through any of three ways:

               Custom Record Structure Filter
               ------------------------------
               This means the participating supplier company will be capable of installing the filter on their primary inventory system, and schedule regular Internet-based data dumps to the Elgrande servers based on pre-set times, and /or preset number of changes in their inventory.

               Elgrande Record Structure Filter
               --------------------------------
               Elgrande has developed a filter/translator that will be deployed for free to member companies. This filter installs easily onto the most common inventory database programs and allows the user to schedule regular Internet-based data dumps to the Elgrande servers based on pre-set times, and/or preset number of changes in their inventory.

               Manual Update  through  Internet-based  Graphical  User Interface
               -----------------------------------------------------------------
               (GUI)
               -----
               Suppliers who carry only a few products or who have little fluctuation in their inventories will be able to connect to an Elgrande interface through the Internet that will enable them to manually configure and update product data.

3.        Content Management

          The pages that are served to shoppers who use the Elgrande service are generated dynamically from the central database based upon the queries that the shopper presents to the server in the form of keyword searches or by drilling down through hierarchical directories. This does not include the top level pages such as the front page of the site, the front pages of the other product categories, help screens, product reviews and other information, which exist statically on the web server, and are compiled daily, weekly, or several times per year by live content editors. These editors are for the most part, employees of Elgrande, and they ensure that the pages required be refreshed every day, and that all the other pages are configuring accurately out of the database. This is accomplished through a user interface much like the Database Management interfaces - password protected HTML pages that enable certain functions specific to the task of content management.

4.        Banner Ad Placement, Distribution, and Audit Management

          The database has been designed to accommodate highly targeted banner advertising to companies who may wish to advertise at Elgrande.com. The compilation and accessibility to demographic data across all functions of the site will allow accurate placement of banner advertising to target audiences. This will allow Elgrande.com to charge a premium for advertising space, and enable advertisers to realize superior response and click-through rates.

5.        Fulfillment Management

          As Elgrande does not actively handle the merchandise, special vigilance must be maintained to ensure Elgrande's retail shoppers do not receive damaged and/or inferior merchandise. The timely fulfillment by member companies must be monitored proactively to protect Elgrande's customer base growth. Elgrande has entered into an agreement with Baker & Taylor to provide fulfillment services and to accomplish drop shipping. Elgrande has been actively involved with Baker & Taylor representatives re implementation of their existing EDI systems with the Elgrande System, and testing is ongoing to ensure smooth order flow.

6.        Telemarketing and Client Management

          Elgrande has established within a central database a listing of some 112,000 companies worldwide who are publishers, manufacturers, or distribution agents of the type of merchandise Elgrande will be selling on its web site. Elgrande's own telemarketing division has begun contacting these companies to obtain their agreement to participate in the Elgrande System.

7.        Customer Service Management

          Elgrande has developed a Customer Satisfaction module that will eventually be staffed twenty-four hours a day, seven days a week with live Customer Support representatives. These individuals will be well versed in all aspects of retail shopping on the Elgrande site and can assist in navigation throughout the site, and answer questions as required.

8.        Demographic Data Mining and Management

          All above mentioned functions and the data that they generate will be indexed and cross-referenced from one large database that will eventually be dynamically replicated to improve transaction speed and availability. The interface will enable Elgrande to provide value-added services to those of its partners who Elgrande deems necessary to the continuing success of the site.

Marketing
---------

The marketing strategy of Elgrande.com is predicted on the principals of "permission marketing", relationship marketing and "one on one" marketing to increase client companies or consumer traffic to its web site. Elgrande.com strives to build buyer loyalty, encourage repeat visits and purchases, and generate incremental product and service revenue opportunities.

To achieve brand recognition, and continued site visitation, Elgrande.com intends to utilize conventional advertising, including print media, radio and television. To this end, Elgrande.com has contracted with Perich & Co of Ann Arbor Michigan to create an intensive and balanced campaign to achieve its goals.

The recruitment of companies who provide products to sell through the site is accomplished through direct marketing led by a team of professional marketers who will contact companies by phone and email. Normal terms offered these companies includes disk space and the administrative tools to maintain and update secure inventory data for each company free of charge.

As the Elgrande.com policy is to provide competitive wholesale price to its client companies, only manufacturers or those entities that otherwise "create" products will be eligible for participation. Only distribution organizations that are the sole representative of its product will be eligible for participation. In this manner, Elgrande.com intends to provide a very economical method of direct marketing to manufacturers of goods and publishers of intellectual merchandise.

Implementation and Deployment
-----------------------------
The first phase of Elgrande.com's rollout occurred June 2, 1999 when orders were accepted for the sale of books and music and videos through their principle supplier/partner, Baker & Taylor Inc. This is being done on a test basis to test the systems and is being done without the benefit of advertising. Phase 2 of the Elgrande.com rollout is slated for the spring of 2000. This will include the introduction of the accumulated product base of the independent publishers that have signed on as well as the product categories of Toys/Games and Software.

A database with contact information for 112,000 companies worldwide has been purchased from R.R. Bowker Ltd, the company that purchases "Books to Print". This database holds most of the world's publishers of software, video, games and literature. This database is the foundation from which the marketing effort works, and will be instrumental in creating Elgrande's product base.

Technology
-----------
McDonald, Harris and Associates of Vancouver administers development of the site software and a quality assurance check system of the Company's technical systems and personnel is conducted frequently by an independent third party to ensure compliance with data specifications and software code integrity. Oracle Inc will provide additional technology consulting services throughout year 2000.

The Company presently serves files for its web site from a total of six servers hosted by Pacific Online, Inc. of Vancouver BC. They maintain an OC-3 connection to the main hub of Internet access in Vancouver. There are two database servers, two payment servers, and two web servers. The topology is fault tolerant with all servers featuring hot-swappable RAID level 6 discs and power supplies. The database servers are running Oracle 8 software. The payment servers are "Wintel" boxes, and the web servers run UNIX.

The Company maintains continuous performance testing to ensure availability of all components of the site, and six members of the Elgrande staff are on twenty-four hour, seven days per week stand-by status to respond to failures of any point in the technology.

The Company has implemented a broad array of services and systems such as site management and searches, customer interaction, and transaction processing and fulfillment by using a combination of its own proprietary technologies and commercially available licensed technologies.

The Company uses different applications for:

     - Accepting and validating customer orders;
     - Organizing,  placing and managing orders with suppliers (Clients);
     - Coordinating shipping  arrangements with various transport  companies;
     - Content and personnel management;

     - Assuring fulfillment of all transactions.

The Company's transaction-processing system will handle millions of items, numerous different availability statuses, gift-wrapping requests and multiple shipment methods, and allow the customer to choose whether to receive single or several shipments based on availability. These applications also manage the process of accepting, authorizing and charging customer credit cards. In addition, the Company's systems allow it to maintain ongoing automated email communications with customers and Clients throughout the ordering process at a negligible incremental cost. These systems will entirely automate many routine communications, facilitate management of customer email inquiries and allow customers to, on a self-service basis:

     - Check order status;
     - Change their email address or password;
     - Check subscriptions to personal notification services.

The Elgrande.com system also incorporates a variety of search and database tools.

The Company's Shop Engine(TM) system will be fully integrated with its financial management applications, and will automatically process and track accounts payable and receivable, thereby enabling the generation of comprehensive performance reports for the purpose of evaluation and ongoing analysis of system efficiency.

The Company will expend capital funds on a continuing basis for upgrading its entire information system infrastructure to ensure viability and complete financial control of its operations.

Year 2000 Readiness
-------------------
In January, 1999, the Company completed an initial evaluation of the year 2000 readiness of the information technology systems used in its operations ("IT Systems") and non-IT Systems, such as building security, voice mail and other systems. As a result of this survey, it was determined that all of the existing systems within the Elgrande technical and information infrastructure, were, in fact, Year 2,000 compliant. In addition, as a result of the preliminary evaluation, all production server operating systems in use by the Company at that time which were not deemed year 2000 compliant have been upgraded to year 2000 compliant systems.

The Company is currently undergoing a more comprehensive analysis of the year 2000 readiness of its IT and non-IT systems. This additional analysis covers the following phases:

     1. Identification of Elgrande-owned and third-party IT Systems and non-IT Systems;

     2.   Obtaining   representations  and  other  assurances  from  third-party vendors and licensors of their products' year 2000 readiness;

     3.   Assessment of any repair or replacement requirements;

     4.   Repair or replacement;

     5.   Testing; Implementation; and

     6.   Creation of contingency plans in the event of year 2000 failures.

The Company believes it is year 2000 compliant.

Employees
---------

At May 31, 1999, the Company employed 26 people, including consultants and independent contractors. None of the employees are represented by a labor union, and the Company considers its employee relations to be very good. Competition for qualified personnel in the Company's industry is intense, especially in technical areas and software. The Company believes that its future success will depend in part on its continued ability to attract, hire, and retain qualified personnel.

Other Factors That May Affect Future Results (Risks)
----------------------------------------------------
The following risk factors and other information included in this Annual Report should be carefully considered when evaluating the Company. The risks and uncertainties described in the following paragraphs are some of the concerns faced by the Company but these are not the only risks to be faced. Any of the following risks could materially and adversely affect the financial condition, our business, and the future of the Company.

Elgrande.com has a very limited operating history. The Company was incorporated in April 1998, and has spent the past 12 months assembling personnel, creation of the database, and assisting in raising capital necessary to implement the business plan.

The Company's prospects should be judged in light of the risks, expenses, and difficulties frequently encountered by entry level online commerce companies. The business model is evolving and unpredictable, and subject to intense competition. The Company must manage its growth and be able to respond quickly to rapid changes in customer demands and industry standards. There is no assurance that the company can address these challenges and risk and succeed.

At May 31, 1999, the Company had an accumulated deficit of $1,208,160 and further losses are expected. To succeed, the Company must invest heavily in marketing and promotion in order to achieve brand identification. Although the Company expects its revenues to grow significantly, the Company will continue to incur substantial operating losses for the foreseeable future.

Unpredictability  of  future  revenues;   potential  fluctuations  in  quarterly
operating results; seasonality.

On June 2, 1999, the Company began testing its Elgrande.com web site. Full operation of its web site is not expected until the fall of 1999. Accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. These prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, especially new and evolving markets such as e-commerce. Such risks include, but are not limited to an evolving and unpredictable business model and the management of growth. In order to address these issues, the Company must generate and maintain its customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology and transaction-processing systems, and improve its web site. It must also provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in dealing with these risks, and failure to do so could have a material adverse effect on the Company's business, and results of operations.

The Company believes that its success will depend largely on its ability to raise additional capital, solidify its database and its related systems, establish its brand position, and provide outstanding value and a superior shopping experience to the customer. Thus, the Company intends to invest heavily in brand development, marketing and promotion, site development and technology and operating infrastructure development.

The Company expects to experience significant fluctuations in its quarterly operating results due to a variety of factors, most of which are outside the Company's control. Some of these factors are:

     - Ability to retain existing customers, attract new customers, and maintain customer satisfaction;

     -    Ability to manage transaction and fulfillment operations;

     - Announcement or introduction new sites, services and products by the Company and its competitors, price competition or higher wholesale prices in the industry;

     - Because of the limited operating history, unpredictability of future revenues, and the emerging nature of the markets, it is difficult to accurately forecast its revenues. Revenue depends on timing and ability to fulfill orders received, which is difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall;

     - The level of use of the internet and online services and increasing consumer acceptance of the internet and other online services for the purchase of consumer products such as those offered by the Company;

     -    The level of traffic on the Company's website;

     -    Technical difficulties, system downtime or internet outages;

     -    Government regulations;

     -    Ability  of  Company  to  upgrade   and   develop   its   systems  and
          infrastructure and attract new personnel in a timely and effective manner;

     - General economic conditions and economic conditions specific to the internet, and online commerce;

     - Seasonal fluctuations are expected in its business, reflecting a combination of fluctuations in Internet usage and traditional retail patterns. Internet usage and the rate of Internet growth may be expected to decline in the summer. As well, retail book sales are significantly higher in the fourth calendar quarter of each year.

Reliance on Internally Developed Systems & System Development Risks.
--------------------------------------------------------------------
The Company uses an internally developed system for its web site, search engine and substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, inventory management and shipping. The Company intends to upgrade and expand its transaction-processing systems and to integrate newly developed and/or purchased modules with its existing systems in order to improve its accounting, control and reporting methods and support increased transaction volume.

The Company's inability to:

     -    Add additional software and hardware;

     - Develop and upgrade further its existing technology and transaction processing systems;

     - Network infrastructure to accommodate increased traffic on its web site;

     -    Increased sales volume through its transaction-processing systems;

May cause:

     -    Unanticipated system disruptions;

     -    Slower response times;

     -    Degradation in levels of customer service;

     -    Impaired quality and speed of order fulfillment;

     -    Delays in reporting accurate financial information.

In addition, although the Company works to prevent unauthorized access to Company data, it is impossible to completely eliminate this risk. There can be no assurance that the Company will be able in a timely manner to effectively upgrade and expand its transaction-processing system or to integrate smoothly any newly developed or purchased modules with its existing systems. Any inability to do so would have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

System Failure.
---------------
Substantially all of the Company's computer and communications hardware is located at a single leased facility in Vancouver, British Columbia. The Company's ability to successfully receive and fulfill orders and provide high quality customer service largely depends on the efficient and uninterrupted operation of its computer and communications hardware systems. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events.

The Company does not presently have redundant systems or a formal disaster recovery plan and does not carry sufficient business interruption insurance to compensate it for losses that may occur. Its servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, delays, loss of data or the inability to accept and fulfill customer orders. The Company has implemented security measures but the above concerns still exist.

Rapid Technological Changes.
----------------------------
To remain competitive, the Company must continue to enhance and improve the responsiveness, functionally and features of the Elgrande.com online service. The Internet and the online commerce industry are characterized by:

     - Rapid technological change;

     - Changes in user and customer requirements and preferences;

     - The emergence of new industry standards and practices.

These could render the Company's existing web site and propriety technology and systems obsolete.

The Company's success will depend, in part, on its ability to license leading technologies useful in its business, enhance its existing services, develop new services and technology that address the increasingly sophisticated and varied needs of its prospective customers. They must also respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of web site and other proprietary technology entails significant technical and business risks. There can be no assurance that the Company will successfully use new technologies effectively or adapt its web site proprietary technology and transaction-processing systems to customer requirements or new emerging industry standards.

If the Company is unable to adapt in a timely manner to technical, legal, and financial to changing market conditions or customer requirements, its business, prospects, financial condition and results of operations would be materially adversely affected.

Online Commerce Security Risks.
-------------------------------
The Company relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. Secure transmission of confidential information over public networks is a significant barrier to online commerce and communications.

There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms used by the Company to protect customer transaction data. If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's reputation, business, prospects, financial condition and results of operations. The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Risks Associated with Entry into New Business Areas.
----------------------------------------------------
The Company may choose to expand its operations by developing new web sites, promoting new or complementary products or sales formats, expanding the breadth and depth of products and services offered or expanding its market presence through relationships with third parties. In addition, the Company may pursue the acquisition of new or complementary businesses, products or technologies, although it has no present understandings, commitments or agreements with respect to any material acquisitions or investments.

There can be no assurance that the Company would be able to expand its efforts and operations in a cost-effective or timely manner or that any such efforts would increase overall market acceptance. Furthermore, any new business or web site launched by the Company that was not favorably received by consumers could damage the Company's reputation or the Elgrande.com brand.

Expansion of the Company's operations in this manner would also require significant additional expenses and development, operations and editorial resources and would strain the Company's management, financial and operational resources. The lack of market acceptance of such efforts or the Company's inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Key  & Additional Personnel.
----------------------------

The Company does not have long-term employment agreements with any of its key personnel and maintains no "key man" life insurance policies. The Company's future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that the Company will he able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Competition.
------------
The online commerce market is new, rapidly evolving and intensely competitive, with competition that will intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new sites at a relatively low cost. In addition, the retail intellectual merchandise industry is intensely competitive.

The  Company  currently  competes  with a  variety  of  other  companies.  These competitors include carious online booksellers and vendors of other information-based products such as CDs and Videotapes, Software, etc including Amazon.com and a number of indirect competitors that specialize in online commerce or derive a substantial portion of their revenues from online commerce. Companies such as American Online, Inc. (AOL), Yahoo, and Microsoft Corp, may offer products, and retail vendors of books, music and videotapes, including large specialty booksellers, with significant brand awareness, sales volume and customer bases, such Barnes & Noble.

As well, Barnes & Noble, Borders Group, Inc. and Amazon, have all announced intentions to devote substantial resources to online commerce in the near future.

The Company believes that the principal competitive factors in its market are brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of editorial and other site content and reliability and speed of fulfillment. Many of the Company's potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company.

Some of the Company's competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to web site and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise.

There is no assurance that the Company will be able to compete successfully against current and future competitors, and competitive pressures faced by the Company may have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, prospects, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company. As well, companies that control access to transactions through network access or web browsers could promote the Company's competitors or charge the Company a substantial fee for inclusion.

Trademarks  and  Proprietary  Rights.
----------------------------------
The Company has applied for trademarked "Shop Engine(TM)", "Elgrande.com(TM)" and will actively protect and police the use of its service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success. It also relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights.

The Company will pursue the registration of its trademarks and service marks in the U.S. and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company's products and services are made available online. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company's copyrights, trademarks, trade dress and similar proprietary rights. As well, there is no assurance that other parties will not assert infringement claims against the Company.

Risk of Year 2000 non-compliance.
---------------------------------
While the Company is satisfied with its review of its "IT Systems" and its non-IT Systems, such as building security, voice mail, etc, it cannot guarantee that the systems of suppliers or other companies on which Elgrande.com relies will be Year 2000 compliant. Their failure to convert their systems could disrupt our systems. In addition to this, the computer systems used by our customers to access our online stores may not be Year 2000 compliant. This would delay customer purchases on the Elgrande site. The Company cannot guarantee that its system will be Year 2000 compliant or that the Year 2000 problem will not adversely affect its business.

Government Regulation and Legal Uncertainties.
----------------------------------------------
The Company is not currently subject to direct regulation by any domestic or foreign government agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to such issues as user privacy, pricing, content, copyrights, distribution, quality of products and services.

Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services. This could in turn decrease the demand for the Company's products and services and increase the Company's cost of doing business, or otherwise have an adverse effect on the Company's business, prospects, financial condition and results of operations. Issues such as property ownership, sales tax, libel and personal privacy is uncertain and may take years to resolve. New legislation, regulation and application of laws from jurisdictions whose laws do not currently apply to the Company's business could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Item 2.   Property

Elgrande.com has leased office space in the Yaletown area of Vancouver BC since commencing operations in September 1998. The Yaletown area is the emerging technical area in Vancouver, where talent of the type required by the Company is generally present. The offices occupy approximately 5,000 square feet at a cost per month of $5,700U.S. The offices have been equipped with a Local Area Network and sufficient computer workstations and other peripheral equipment to accommodate operations. T-1 access to the Internet is provided by MetroNet Communications. The Company does not own any real estate as at May 31, 1999. Additionally, the Company anticipates that it will require more additional office space within the next 12 months. There can be no assurance that there will be suitable additional space on commercially reasonable terms.

Item 3.   Legal Proceedings

There are no legal proceedings outstanding at May 31, 1999 nor is the Company aware of any contemplated legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of stockholders in the period ending May 31, 1999 .

Part  II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters

Market Information
------------------
An application has been made for listing the Company's common stock on the National Association of Securities Dealers, Inc., OTC Electronic Bulletin Board under the symbol "EGND". As of August 31, 1999 the common stock has not yet been approved for trading though the Company believes it has supplied the broker-dealer making the application with all information requested by NASD Regulation. The last price at which the Company sold its common stock was $3.00 per share in April, 1999.

Holders
--------
As of August 31, 1999, there were approximately 215 stockholders of record of the common stock. At August 31, 1999 there were 11,118,800 common shares outstanding and the restricted stock amounted to 4,875,000 common shares.

Dividends
---------
The Company has never declared or paid cash dividends on its common stock. The Company intends to roll all future earnings into the financing of future growth and accordingly, does not anticipate paying cash dividends in the foreseeable future. There are no restrictions on the Company regarding the payment of dividends.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
---------------------------
Elgrande.com   Inc's  annual  report  as  reflected  on  Form  10-KSB   includes
forward-looking   statements  within  the  meaning  of  the  Private  Securities
Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-KSB are forward looking. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

Results of Operations
----------------------
There was no revenue recorded regarding the sale of books, music and other products intended to be sold by the Company, as the site was not available for testing until June 2, 1999. When the site is fully online, it will generate revenues from transaction fees, banner advertising, licensing fees, sponsorship fees and supplier incentives. The Company will not carry inventory and accordingly, will not have conventional cost of sales.

Expenses
--------
Consulting fees include fees paid to independent contractors who assist the company is its development and fees paid to Macdonald Harris and Associates, who are under contract to create a commercial web site and associated database to facilitate Elgrande.com Inc's electronic commerce activities located at the domain name elgrande.com. This contract is in effect until March 2000, and is paid monthly.

Marketing fees include funds expended for brand development, market research, and payroll expenses. The Company expects to significantly and aggressively increase its branding development, including print, radio and television advertising.

Consulting fees consist of funds paid to numerous people re startup of the Company, personnel utilized prior to establishment of a payroll system, and experts engaged from media, marketing, and financial consulting entities to assist in the startup of Elgrande.com Inc.

Legal and Professional fees represents funds extended for legal and accounting assistance.

General and administrative expenses include rent, office, telecommunications, payroll, and numerous incidental items.

Production costs include in-house software development, and web-page development costs incurred by Elgrande.com staff.

The expenses for the year include depreciation and amortization expenses of $16,000.


Liquidity and Capital Resources
--------------------------------

To date, the Company has financed its development stage by the sale of common stock. At August 31, 1999, the Company had 11,118,800 shares outstanding and had raised approximately $2,000,000. These funds were used mainly to develop the database site, and purchase computer equipment and software and finance the administrative startup costs incurred to date. The Company has $371,266 on hand at May 31, 1999 and expects to continue to raise funds by private placement.


As the Company has not yet established a revenue stream, it must finance its operation by way of either a private placement/and or public placement financing. The Company has raised approximately $2,000,000 to date and expects to continue to obtain necessary operating funds in this manner.

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

The inventory database developed to date is in excess of 2,500,000 products, being books, music, video and software titles.

The working capital position of the Company at May 31, 1999 was $262,750. Included in current liabilities was the sum of $112,000. This obligation has conversion features attached to it whereby the debtor has the option to December 31, 1999 to convert this debt to common shares of Elgrande.com Inc at $1.00 per share. Indications are that this will occur and the working capital would accordingly be adjusted upward to $374,750.

At the present time, the principal source of funds for Elgrande.com Inc is through the sale of common stock by private placement. The Company expects to continue in this fashion throughout the next fiscal year.


Item 7.  Financial Statements and Supplementary Data

                                ELGRANDE.COM INC.
                          (A Development Stage Company)
                        Consolidated Financial Statements




                                  May 31, 1999

                                November 30, 1998










                              WILLIAMS & WEBSTER PS
                          Certified Public Accountants
                            Seafirst Financial Center
                           W 601 Riverside, Suite 1940
                                Spokane, WA 99201
                                 (509) 838-5111

                                ELGRANDE.COM INC.
                          (A Development Stage Company)

                                TABLE OF CONTENTS



INDEPENDENT AUDITOR'S REPORT                                                1

FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                            2

     Consolidated Statements of Operations and Comprehensive Loss           3

     Consolidated Statement of Stockholders' Equity                         4

     Consolidated Statements of Cash Flows                                  5

NOTES TO FINANCIAL STATEMENTS                                               6

Board of Directors
Elgrande.com Inc.
1040 Hamilton Street
Vancouver, British Columbia
Canada V6B 2R9


                          Independent Auditor's Report

We have audited the accompanying consolidated balance sheets of Elgrande.com Inc. (a development stage company) as of May 31, 1999 and November 30, 1998 and the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders' equity for the years then ended and for the period from April 8, 1998 (inception) through May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elgrande.com Inc. as of May 31, 1999, and November 30, 1998, and the results of its operations and its cash flows for the period from April 8, 1998 (inception) to May 31, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 2, the Company has been in the development stage since its inception on April 8, 1998, has no revenues, and has accumulated substantial losses. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
July 26, 1999

                                ELGRANDE.COM INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS



                                                                    May 31,            November 30,
ASSETS                                                               1999                 1998
                                                                 -------------         -----------
    CURRENT ASSETS
         Cash                                                  $      371,266         $   236,350
         Employee expense advances                                     18,920                   -
         GST tax refundable                                             9,657                   -
         Prepaid expenses                                              51,401                   -
                                                                 -------------         -----------
             TOTAL CURRENT ASSETS                                     451,244             236,350

     PROPERTY AND EQUIPMENT
         Computer hardware                                             82,292              38,407
         Furniture and fixtures                                        53,497              20,878
         Database and software                                        408,370             296,408
         Less accumulated depreciation and amortization               (19,522)             (2,160)

                                                                 -------------         -----------
             TOTAL PROPERTY AND EQUIPMENT                             524,637             353,533
                                                                 -------------         -----------

     OTHER ASSETS
         Deposits                                                      43,460               3,600
         Organizational costs, net of amortization                          -             100,715
                                                                 -------------         -----------
                                                                 -------------         -----------
             TOTAL OTHER ASSETS                                        43,460             104,315
                                                                 -------------         -----------

         TOTAL ASSETS                                          $    1,019,341         $   694,198
                                                                 =============         ===========

LIABILITIES & STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Accounts payable                                      $       29,976         $   234,189
         Accounts payable, related party                               25,000                   -
         Accrued liabilities                                            8,450                   -
         Accrued interest                                               5,811                 529
         Stock over-subscription payable                              112,000              90,000
         Current portion of long-term debt                              7,257                   -
                                                                 -------------         -----------
                                                                 -------------         -----------
             TOTAL CURRENT LIABILITIES                                188,494             324,718
                                                                 -------------         -----------

     LONG-TERM DEBT
         Lease, net of current portion                                 17,516                   -
         Note payable, net of current portion                          39,543              39,543
                                                                 -------------         -----------
                                                                 -------------         -----------
             TOTAL LONG-TERM LIABILITIES                               57,059              39,543
                                                                 -------------         -----------

         TOTAL LIABILITIES                                            245,553             364,261
                                                                 -------------         -----------

     COMMITMENTS AND CONTINGENCIES                                          -                   -
                                                                 -------------         -----------

     STOCKHOLDERS' EQUITY
         Common stock, 200,000,000 shares authorized,
             $.001 par value; 11,118,800 and 10,793,800 shares
             issued and outstanding, respectively                      11,119              10,794
         Additional paid-in capital                                 1,952,671           1,027,996
         Subscriptions receivable                                           -            (538,050)
         Deficit accumulated during development stage              (1,208,160)           (170,803)
         Accumulated other comprehensive income                        18,158                   -
                                                                 -------------         -----------
                                                                 -------------
         TOTAL STOCKHOLDERS' EQUITY                                   773,788             329,937
                                                                 -------------         -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $    1,019,341         $   694,198
                                                                 =============         ===========

   The accompanying notes are an integral part of these financial statements.


                                ELGRANDE.COM INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                       Year                 Year               April 8, 1998
                                                       Ended                Ended               (Inception)
                                                      May 31,            November 30,              Through
                                                       1999                  1998               May 31, 1999
                                                  ----------------       --------------        ----------------
R E V E N U E S                                 $               -      $             -       $               -
                                                  ----------------       --------------        ----------------

E X P E N S E S
      Consulting fees                                     457,498                    -                 457,498
      Marketing and public relations                      156,717               18,217                 174,934
      Legal and professional fees                         117,090              107,028                 224,118
      Travel and entertainment                            104,479                5,224                 109,703
      Salaries                                             59,375                    -                  59,375
      Office and administration                            40,104                6,208                  46,312
      Rent                                                 27,799                9,965                  37,764
      Communication                                        27,386                2,669                  30,055
      Software and internet services                       23,781               11,568                  35,349
      Depreciation and amortization                        16,015                7,445                  23,460
      Production and programming                                -                1,950                   1,950
                                                                                               ----------------
                                                  ----------------       --------------        ----------------
          TOTAL OPERATING EXPENSES                      1,030,244              170,274               1,200,518
                                                  ----------------       --------------        ----------------

NET LOSS FROM OPERATIONS                               (1,030,244)            (170,274)             (1,200,518)

OTHER INCOME AND (EXPENSES)
      Interest expense                                     (7,113)                (529)                 (7,642)
                                                  ----------------       --------------        ----------------
      NET LOSS                                         (1,037,357)            (170,803)             (1,208,160)

OTHER COMPREHENSIVE INCOME
      Foreign currency translation gain                    18,158                    -                  18,158
                                                  ----------------       --------------        ----------------


COMPREHENSIVE LOSS                              $      (1,019,199)     $      (170,803)      $      (1,190,002)
                                                  ================       ==============        ================


      NET LOSS PER COMMON SHARE                 $         (0.0955)     $       (0.0181)      $          (0.1203)
                                                  ================       ==============        ================

      WEIGHTED AVERAGE NUMBER OF
          COMMON STOCK SHARES OUTSTANDING              10,865,550            9,436,725              10,045,900
                                                  ================       ==============        ================


   The accompanying notes are an integral part of these financial statements.



                                ELGRANDE.COM INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                          Common Stock
                                   -----------------------                                              Accumulated
                                                               Additional                                  Other         Total
                                      Number                    Paid-in     Subscribtions  Accumulated  Comprehensive  Stockholders'
                                    of Shares      Amount       Capital      Receivable      Deficit       Income        Equity
----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock in
     April, 1998:
      for cash at $.001 per share  $  4,000,000   $   4,000   $         -   $        -   $         -     $      -   $     4,000
      for cash at $.01 per share      5,000,000       5,000        45,000            -             -            -        50,000

Issuance of common stock in
     September, 1998 for services
     at $.06 per share                  850,000         850        49,150            -             -            -        50,000

Issuance of common stock in
     November, 1998
      for cash and subscription
      at $1.00 per share less
      expense of $9,010                 943,800         944       933,846     (538,050)            -            -       396,740


Loss for period ending,
     November 30, 1998                        -           -             -            -      (170,803)           -      (170,803)
                                   -------------   ---------   -----------   ----------   -----------     --------   -----------

Balance
      November 30, 1998              10,793,800      10,794     1,027,996     (538,050)     (170,803)           -       329,937

Subscriptions received                        -           -             -      538,050             -            -       538,050

Issuance of common stock in
     December, 1998
      for services                       25,000          25        24,975            -             -            -        25,000

Issuance of common stock
     May, 1999
      for cash at $3.00
      per share                         300,000         300       899,700            -             -            -       900,000

Loss for year ending
     May 31, 1999                             -           -             -            -    (1,037,357)           -    (1,037,357)

Foreign translation gain                      -           -             -            -             -       18,158        18,158

                                   =============   =========   ===========   ==========   ===========     ========   ===========

Balance, May 31, 1999              $ 11,118,800   $  11,119  $  1,952,671   $        -   $(1,208,160)    $ 18,158   $   773,788
                                   =============   =========   ===========   ==========   ===========     ========   ===========



   The accompanying notes are an integral part of these financial statements.



                                ELGRANDE.COM INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     Year                 Year            April 2, 1998
                                                                     Ended                Ended            (Inception)
                                                                    May 31,              November 30,        Through
                                                                     1999                 1998            May 31, 1999
                                                                 --------------        ------------       --------------
Cash flows from operating activities:
     Net loss                                                  $    (1,037,357)       $   (170,803)     $    (1,208,160)
     Adjustments to reconcile net loss
         to net cash used by operating activities:
             Depreciation and amortization                              16,015               7,445               23,460
             Services paid by issuance of common stock                  25,000              50,000               75,000
         Increase in:
             Employee advance receivable                               (18,920)                  -              (18,920)
             Other assets                                              (19,123)                  -              (19,123)
             Accounts payable, related party                            25,000              59,989               84,989
             Accured liabilities                                         8,450                   -                8,450
             Accrued interest                                            4,753                 529                5,282

         Decrease in:
             Accounts payable                                         (179,440)                  -             (179,440)
                                                                                                          --------------
                                                                 --------------        ------------       --------------
     Net cash provided (used) in operating activities               (1,175,622)            (52,840)          (1,228,462)
                                                                 --------------        ------------       --------------

Cash flows from investing activities:
     Purchase of property and equipment                               (167,670)           (141,950)            (309,620)
     Deposit on leased property                                              -              (3,600)              (3,600)
     Payment on organizational costs                                         -            (106,000)            (106,000)
                                                                 --------------        ------------       --------------
     Net cash used in investing activities                            (167,670)           (251,550)            (419,220)

Cash flows from financing activities:
     Over-subscriptions payable                                         22,000              90,000              112,000
     Issuance of stock                                              1,438,050             450,740             1,888,790
                                                                 --------------        ------------       --------------
                                                                    1,460,050             540,740             2,000,790


Net increase in cash                                                   116,758             236,350              353,108

             Foreign gain translation                                   18,158                                   18,158

Cash, beginning of period                                              236,350                   -                    -
                                                                 --------------        ------------       --------------


Cash, end of period                                            $       371,266        $    236,350      $       371,266
                                                                 ==============        ============       ==============

SUPPLEMENTAL DISCLOSURES:
     Cash paid for interest and income taxes:
         Interest                                              $         1,829        $          -      $         1,829
                                                                 ==============        ============       ==============
                                                                 ==============        ============       ==============
         Income taxes                                          $             -        $          -      $             -
                                                                 ==============        ============       ==============

NON-CASH INVESTING AND FINANCING ACTIVITIES
     Financing lease for equipment                             $        26,274        $          -      $        26,274
     Note issued for purchase of property and equipment        $             -        $     39,543      $        39,543
     Purchase commitment for database                          $             -        $    174,200      $       174,200
     Services paid by issuance of stock                        $        25,000        $     50,000      $        75,000



   The accompanying notes are an integral part of these financial statements.

                                ELGRANDE.COM INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      For the Years Ending May 31, 1999 and
                               November 30, 1998


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Elgrande.com Inc., formerly Intellicom Internet Corp (hereinafter "the Company"), was incorporated in April 1998 under the laws of the State of Nevada primarily for the purpose of developing and marketing internet applications, specifically for books, software, audio and video media and computer games. The name change to Elgrande.com Inc. was effective on September 19, 1998. The Company maintains an office in Vancouver, British Columbia, Canada.

Elgrande.com Inc. formed a wholly owned subsidiary, Yaletown Marketing, which provides management and administrative services for the Company. Yaletown marketing was incorporated February 23, 1999 in Victoria, British Columbia, Canada.


The Company is in the development stage and as of May 31, 1999 had not realized any significant revenues from its planned operations.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Elgrande.com Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Development Stage Activities
----------------------------
The Company has been in the development stage since its formation on April 8, 1998. It is primarily engaged in developing and marketing internet applications.

Going Concern
-------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $1,037,357 and $170,803 for the periods ended May 31, 1999 and November 30, 1998, respectively. The Company has generated no revenues since inception. The Company, being a developmental stage enterprise, is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company's products. Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

                                ELGRANDE.COM INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      For the Years Ending May 31, 1999 and
                               November 30, 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting  Method
------------------
The Company's financial statements are prepared using the accrual method of accounting. In 1999, the Company changed its year end from November 30 to May 31.

Loss Per share
--------------
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.

Cash and Cash Equivalents
-------------------------
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision for Taxes
-------------------
At May 31, 1999, the Company had net operating accumulated loss of approximately $1,208,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

Compensated Absences
--------------------
Employees of the company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. It is impracticable to estimate the amount of compensation for future absences, and, accordingly, no liability has been recorded in the accompanying financial statements. The Company's policy is to recognize the costs of compensated absences when actually paid to employees.

Year 2000
---------
The Company, like other firms, could be adversely affected if the computer systems used by it, its suppliers or customers do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment.

At this time, because of the complexities involved in the issue, management cannot provide absolute assurances that the Year 2000 issue will not have an impact on the Company's operations.

                                ELGRANDE.COM INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      For the Years Ending May 31, 1999 and
                               November 30, 1998

NOTE 2 - SUMMARY  OF  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has reviewed its technology, including software and hardware, and has determined that there will be no adverse effects to the Company's operations regarding Year 2000 issues. Management also believes that Year 2000 issues should not adversely affect the ability of its clients and customers to conduct business with the Company. Any costs associated with Year 2000 compliance are expensed when incurred.


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation and amortization are five to seven years. The following is a summary of property, equipment and accumulated depreciation and amortization:

                                May 31, 1999             November 30, 1998
                                ------------             -----------------

Computers                       $ 82,292                      $38,407
Furniture and fixtures            53,497                       20,878
Database                         408,370                      296,408
                                ---------                    ---------
Total assets                    $554,159                     $355,693
Less accumulated depreciation
And amortization                 (19,522)                      (2,160)
                                ---------                    ---------
                                $524,637                     $353,533
                                =========                    =========

Depreciation and amortization expense for the year ended May 31, 1999 was $16,015.


NOTE 4 - INTANGIBLE ASSETS

During the year ended November 30, 1998, Elgrande.com Inc. incurred organization costs of $106,000. These organization costs were being amortized over the useful life of sixty months beginning September 1, 1998. During the period ending November 30, 1998, $5,285 was recorded as amortization of organization costs. In accordance with SOP 98-5 (effective for fiscal years beginning after December 15, 1998), the Company has written off its organization costs, in the year ending May 31, 1999, thereby incurring a charge of $106,000.

The Company has capitalized $408,370, which is the contractual cost of data base software purchased from an independent software supplier. No portion of this software--acquired at May 31, 1999--was internally developed and, accordingly, there are no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of this software--which was purchased solely for internal use and will not be marketed externally--have been capitalized.

                                ELGRANDE.COM INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      For the Years Ending May 31, 1999 and
                               November 30, 1998


NOTE 5 - COMMON STOCK AND WARRANTS

Upon incorporation, 4,000,000 shares of common stock were distributed at $.001 per share to the board of directors for $4,000. The second share issuance was for 5,000,000 common shares at $.01 per share for $50,000. Under Regulation D, Rule 504, 943,800 shares of common stock were issued at $1.00 per share for cash and subscriptions. A May 1, 1999 issuance was for 300,000 units each consisting of one share of common stock and three common stock purchase warrants (Class A, Class B and Class C) at $3.00 per unit under Regulation D, Rule 501. Each Class A warrant entitles the holder to acquire an additional share of common stock for $7.50 per share at any time prior to May 31, 2006. Each Class B warrant entitles the holder to acquire an additional share of common stock for $15.00 per share at any time prior to May 31, 2006 and each Class C warrant entitles the holder to acquire an additional share of common stock for $25.00 per share at any time prior to May 31, 2006. The warrants have no assigned value according to the Black-Scholes Option Price Calculation.

At November 30, 1998, $538,050 in stock subscriptions were receivable and subsequently $491,305 of this was received by January 11, 1999. The balance of $46,745 was collected by April 1999.

At May 31, 1999 the Company's third stock offering was over-subscribed by $112,000 and at November 30, 1998 the Company's second stock offering was over-subscribed by $90,000. These amounts were recorded on the Company's balance sheets as a current liabilities. The overage of $90,000 was repaid to subscribers in December 1998. The overage of $112,000 has subsequently been converted to a loan. See Note 11.

At May 31, 1999, 25,000 shares of common stock had been granted but not issued to a director for services. The Company valued these services at $25,000 and accordingly has recorded an accrual for this amount.


NOTE 6--STOCK OPTIONS

In September 1998, the Company adopted the Elgrande.com Inc. 1998 Directors and Officers Stock Option Plan, a non-qualified plan. This plan allows the Company to distribute up to 1,000,000 shares of common stock to officers, directors, employees and consultants through the authorization of the Company's Board of Directors

In the period ending November 30, 1998, the Company issued 850,000 common stock shares for the services of consultants. The Company valued these services at $50,000. The shares issued include negotiation rights and will begin to vest in April, 1999 with 20% of shares vesting every six months until the consultants are fully vested in their shares. See Note 7.

                                ELGRANDE.COM INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      For the Years Ending May 31, 1999 and
                               November 30, 1998



NOTE 6--STOCK OPTIONS (CONTINUED)

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value. Risk-free interest rate is 5% and expected life is 5 years. During the year ending May 31, 1999, the Company issued 1,000,000 common stock options that may be exercised at any time before March 15, 2004 at $1.00 per share. The strike price of these options exceeds the options' minimum value calculated using the Black-Schole model and therefore, no compensation costs have been recognized pursuant to Financial Accounting Standard No.123.

Following is a summary of the stock options during 1998 and 1999.

                                                         Weighted
                                                          Average
                                         # of            Exercise
                                       Shares             Price

Outstanding at 4-8-98 (inception)              -             $ -
Granted                                  850,000              $0.06
Exercised                                      -               -
Forfeited                                      -               -
Outstanding at 11-30-98                  850,000              $0.06
                                 =================      ==================

Options exercisable at 11-30-98                -               -
                                 =================      ==================

Weighted average fair value of
   options granted during 1998
                                           $0.06
                                 =================



Outstanding at 12-01-98                  850,000                       $0.06
Granted                                1,000,000                        1.00
Exercised                                      -                        -
Forfeited                                      -                        -
Outstanding at 5-31-99                 1,850,000                       $0.57
                                 =================           ===================

Options exercisable at 5-31-99         1,170,000                       $0.86
                                 =================           ===================

Weighted average fair value of
  options granted during 1999
                                             $1.00
                                 =================

                                ELGRANDE.COM INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      For the Years Ending May 31, 1999 and
                               November 30, 1998


NOTE 7 - RELATED PARTIES

Certain consultants which received common stock under the Company's non-qualified stock option plan are related to the Company's directors and stockholders. Of the 850,000 shares issued to consultants, 187,500 shares were issued to family members of directors who provided services to the Company. See
Note 6.

The Company paid $66,000 for legal and consulting services to a company that is owned by the step-father of one of the directors of Elgrande.com, Inc.

During the year ending May 31, 1999 the Company paid its officers and directors $249,000 in consulting fees.

NOTE 8 -  COMMITMENTS AND CONTINGENCIES

Lease Commitments
------------------
The Company leases office space in Vancouver, B.C., Canada from Yaletown Centre Investment Ltd. for $5,620 per month. The lease is effective from September 1, 1998 to August 31, 2001. The terms of the lease required the Company to give the lessor a $8,608 refundable security deposit.

Future minimum rental commitments under the operating lease are as follows:

Year Ending May 31, 2000     $73,219
Year Ending May 31, 2001      28,170
Year Ending May 31, 2002       7,042
                             ---------
                            $102,091

The Company is the lessee of telephone equipment under a capital lease expiring June 23, 2002. The asset and liability under the capital lease is recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Depreciation of the asset under capital lease is included in depreciation expense at May 31, 1999.

Future minimum lease commitments under capital lease are as follows:

Year Ending May 31, 2000    $  7,257
Year Ending May 31, 2001       7,977
Year Ending May 31, 2002       8,969
Year Ending May 31, 2003         769
                              ----------
                             $24,972

                                ELGRANDE.COM INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      For the Years Ending May 31, 1999 and
                               November 30, 1998


NOTE 8 -  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Database Development
--------------------

The Company's purchase commitment for services to develop a database at November 30, 1998 totaled $247,000, of which $72,800 was paid in 1998 and the balance of $174,200 was paid by March 1999. As of November 30, 1998, the Company considered the majority of these services payable and accrued the balance owed of $174,200 as part of accounts payable.


NOTE 9 - TRANSLATION OF FOREIGN CURRENCY

The Company has adopted Financial Accounting Standard No. 52. Foreign currency translation resulted in an aggregate exchange gain of $18,158 for the year ended May 31, 1999. The Company had recorded this transactions in the Statement of Stockholders' Equity.


NOTE 10 - CONCENTRATION OF CREDIT RISK FOR CASH HELD AT BANKS

The Company maintains cash balances at two banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At May 31, 1999 the cash balance at one institution exceeded this insured amount by $190,234.

NOTE 11 - NOTES PAYABLE

Short-term
-----------
The short-term loan payable of $112,000 is payable upon demand or, at the option of the noteholder, convertible into common shares of restricted stock under Rule 144 at $1.00 per share.

Long-term
----------
The Company's long-term debt consists of a note secured by furniture and computers for $47,000. The terms of this agreement call for a balloon payment of all principal on November 30, 2000. The Company's management expects to pay this amount by the due date of the loan, which does not contain a stipulated rate of interest. Upon origination, the estimated current value of this debt was $39,543. Imputed interest accrued at 8% per annum from November 30, 1998 to May 31, 1999 was $4,753 and interest accrued from September 15, 1998 to November 30, 1998 was $529.

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Statement Disclosure: None

Part III

Item 9.   Directors and Executive Officers of the Registrant


  Name                        Age       Position                      Year Began
--------------------------------------------------------------------------------
Randal Palach                 48        President and CEO
                                        and Director                    1999

James R. West                 35        Chief Information Officer       1998
                                        and Chairman of the
                                        Board of Directors

Robert G. Dinning C.A.        60        Chief Financial Officer         1998

Michael T. Page               31        Chief Operating Officer
                                        and Director                    1998

Mariusz Girt                  29        Chief Technology Officer
                                        and Director                    1998

Carlton M. Parfitt B.Sc.      32        V-P Marketing and Director      1998

Dennis Brovarone              43        Director, General Counsel       1999


RANDAL PALACH. Mr. Palach was appointed President and CEO April 5, 1999. During 1998 to April 1999 Mr. Palach was President of Astral Communications Inc., North York, Ontario, a national distribution company servicing 4,000 clients in the entertainment industry. He was responsible for the profitability and operating performance of the recognized leader in this industry. Major accounts included Blockbuster and Sears; major studios included Disney, Universal, 20th Century Fox, Universal, Paramount and Columbia Tri-Star and major labels included Sony, Polygram, MCA, EMI, BMG, and Warner. From 1993 to 1998, Mr. Palach was President of ITW Canada and President of Signode North American Distribution. He was responsible for the supply chain management of consumer and industrial packaging related products sold globally. He also implemented a major restructuring of the North American distribution network, and led several acquisitions. Locations -Toronto, Ontario; Chicago, Ill; and Charlotte, N.C.

JAMES R. WEST. Mr. West is a founder of the Company and is the Chief Information Officer. He was appointed Chairman of the Board of Directors in April 1999. From June 1996 to September 98, Mr. West was President of Intellicom Canada Communications, Inc., Vancouver, British Columbia specializing in the translation of marketing, public and investor relations documents into graphically enhanced world wide web pages for corporate clients. From January 1993 to June 1996, Mr. West was the owner/operator of Jim West Design, a sole proprietorship specializing in corporate logo-graphic design and copywriting.

ROBERT G. DINNING C.A. Mr. Dinning is a Chartered Accountant, and member in good standing of the Alberta and Canadian Institute of Chartered Accountants. Mr. Dinning has operated his own Business and Management Consulting business since 1977, in the forestry, mining, and software/high tech industries. Mr. Dinning has been active as a Director and Officer in various public companies over the past 25 years. Prior to commencing his consulting business, Mr. Dinning was CFO and Secretary of Western Communications Ltd., a large publicly traded broadcast and sports Entertainment Company.

MICHAEL PAGE: Mr. Page is a founder of the Company and was its President until April 1999 when he assumed the position of Chief Operating Officer. From March, 1997 to March, 1998 Mr. Page served as president of Strategic Financial Corp., Langley, British Columbia, public relations firm. From October 1995 to August 1996, Mr. Page was a public relations consultant with Axion Communications, Vancouver, British Columbia. From April 1992 to September 1995, Mr. Page was the President and chief editor of Hammer Publishing Corp., Surrey, British Columbia where he developed and oversaw the marketing of an annual tourist publication as well as a quarterly in-flight magazine for Central Mountain Air.

MARIUSZ GIRT: Mr. Girt joined the Company in October 1998 as project manager for the Company's computer systems and was appointed a Director June 10th 1999. Mr. Girt is responsible for all technical aspects of the Elgrande.com Inc infrastructure. From March 1998 to October 1998 Mr. Girt was a software testing engineer with Microsoft Corporation, Redmond, Washington where he planned network scenarios simulating real time environments for new product testing. From June 1997 to February 1998 Mr. Girt was the manager of network and computer systems for Strategic Financial Corporation, Langley, British Columbia. Mr. Girt was an Information Technology Consultant with Microbell Network Solutions of Vancouver, British Columbia from September 1995 to May 1997 with responsibility for its network and computer systems. Mr. Girt attended the British Columbia Institute of Technology and completed its computer science program specializing in Network Security, TCP/IP, Routing, and Network Topologies related to Local and Wide Area Networks.

CARLTON J. PARFITT: Mr. Parfitt is a founder of the Company. Mr. Parfitt is responsible for the development and implementation of the Company's marketing plan. From July 1997 to May 1998, Mr. Parfitt was a Vice President of Marketing and Sales for New Vision Entertainment, Tokyo, Japan, a television and multimedia content Distribution Company. From June 1995 to June 1997, Mr. Parfitt was a Special Assistant to the President of Mori & Associates, Tokyo, Japan, an international business consultant. From January 1993 to January 1995, Mr. Parfitt was the president of the Food for All Foundation, a non-profit organization. From January 1992 to December 1992, Mr. Parfitt was a Research Scientist engaged in software development for CTF Systems, Inc., Port Coquitlam, British Columbia. Mr. Parfitt graduated from Simon Fraser University, Vancouver, British Columbia in 1991 with a degree in Physics.

DENNIS BROVARONE. Mr. Brovarone acts as legal counsel for the Company and is a member of the Board of Directors. Mr. Brovarone Mr. Brovarone, 43, has been practicing corporate and securities law since 1986 and as a sole practitioner since 1990. He serves as a Director of Innovative Medical Services, a publicly held corporation located in San Diego, California since April 1996. Since December 1997 he has served as the President and Chairman of Board of Directors of Ethika Corporation, a publicly held corporation located in Westminster, Colorado. Since June 1999, Mr. Brovarone also serves as a Director of Holter Technologies Holdings, AG, a publicly held corporation headquartered in Calabasas, California and Dusseldorf, Germany. Prior to 1990, Mr. Brovarone served as in-house counsel to R.B. Marich, Inc.; a Denver, Colorado based brokerage firm.

Family Relationships: Elise West, the mother of James West, Kendall Page, the sister of Michael Page, Sonja Parfitt and Anthony Parfitt, the mother and brother of Carlton Parfitt are employed by the Company in its marketing department. In September 1998, Elise West, Kendall Page and Sonja Parfitt were each issued 50,000 shares of the Company's common stock and Anthony

Parfitt was issued 37,500 shares as compensation for their services. These shares begin vesting at 20% as of April 1, 1999 and an additional 20% every six months thereafter so long as services are continued with the Company.

Involvement in Certain Legal Proceedings: There are no legal proceedings to report.

Compliance with Section 16 Reporting:

The above named Executive Officers and Directors failed to timely file Forms 3 Initial Statement of Ownership and Form 5 Annual Statement of Ownership. None of the above named Executive Officers have entered into transactions requiring the filing of a Form 4 Changes in Ownership. All holdings of common stock and options to acquire common stock are accurately reported herein.

Item 10.   Executive Compensation

(a)  Summary Compensation Table:

Name & Position(1)           Year            Salary Paid
---------------------------------------------------------
Randal Palach                1999             $16,625
President and CEO

James West                   1999             $35,900
Chairman & CIO

Robert Dinning               1999             $17,600

Michael Page                 1999             $35,900
President, COO

Carlton Parfitt              1999            $26,800


         (1) No Executive Officer is paid a total annual salary, including bonuses in excess of $100,000.

(b)  Option/SAR Grants in Last Fiscal Year (Individual Grants)

                                                     # Shares
     Name           Date Granted    Date Expires     under Option     Ex. Price

     R. Palach      05/15/1999      05/11/2004       200,000           $1.00
     R. Palach      06/11/1999      06/11/2004       800,000           $3.00
     J. West        06/11/1999      06/11/2004     1,000,000           $3.00
     M. Page        06/11/1999      06/11/2004     1,000,000           $3.00

     C. Parfitt     06/11/1999      06/11/2004     1,000,000           $3.00
     M. Girt        06/11/1999      06/11/2004       200,000           $3.00
     D. Brovarone   06/11/1999      06/11/2004       150,000           $3.00

The Company has two Stock Option Plans. The 1998 Directors and Officers Stock Option Plan" was adopted on September 23, 1998 and the 1999 Stock Option Plan was adopted on June 11, 1999. The purpose of the Plans is to advance the business and development of the Company and its shareholders by affording to the employees, directors and officers of the Company the opportunity to acquire a proprietary interest in the Company by the grant of Options to such persons under the Plan's terms. The 1998 Plan reserved 1,000,000 shares for grant or issuance upon the exercise of options granted under the plan. The 1999 Plan reserved 5,000,000 shares for grant or issuance upon the exercise of options granted under the plan.

(c) Aggregated Option/SAR Exercises in Last Fiscal Year and FY-end Option/SAR Values : None

(d)  Long-term Incentive Plans -- Awards in Last Fiscal Year: None

The Company has not otherwise awarded any stock options, stock appreciation rights or other form of derivative security or common stock or cash bonuses to its executive officers and directors.

(e)  Compensation of Directors

     1. Standard Arrangements: The members of the Company's Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

     2.   Other Arrangements: There are no other arrangements.

(f) Employment Contracts And Termination of Employment, And Change-in-control Arrangements

The Chairman, and Chief Information Officer, James West is subject to an amended two year consulting contract at a salary of $79,800US per annum. The Company's Chief Operations Officer, Michael Page is subject to an amended two year consulting contract at a salary of $79,800US per annum. The consulting contract became effective in September 1998. The Company's Chief Financial Officer,
Robert Dinning, is subject to an amended two year consulting contract at a salary of $71,800 per annum. Secretary / Treasurer, Carlton Parfitt is also subject to an two year consulting contract at a salary of $53,265US per annum. The consulting contract became effective in September 1998. The Company's President and Chief Executive Officer, Randall Palach is subject to a six month consulting contract beginning April 1, 1999 at a salary of $8,218.75US per month. The Chief Technology Officer, Maruisz Girt is subject to an amended consulting contract at a salary of $59,800 US per annum. Dennis Brovarone, the Company's General Counsel beginning April 1, 1999 receives a $4,000 US per month retainer terminable by the Company on thirty days notice.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners holding five percent or greater of the 11,118,800 shares of common stock outstanding as of August 31, 1999.


Title of     Name and Address(1)           Amount and Nature            % of
Class        of Beneficial Owner           of Beneficial Owner (2)      Class
-------------------------------------------------------------------------------

Common       James West                    1,000,000  Direct            9.0%
             Ste. 308- 1040 Hamilton St.
             Vancouver, B. C. V6B 2R9

             Michael Page                  1,000,000  Direct            9.0%
             Ste. 308- 1040 Hamilton St.
             Vancouver, B. C. V6B 2R9

             Josephine Cross               1,000,000  Direct            9.0%
             Current address

             Carlton Parfitt               1,000,000  Direct            9.0%
             Ste. 308- 1040 Hamilton St.
             Vancouver, B. C. V6B 2R9

     (1) Does not include shares issuable upon exercise of Options. Please See Executive Compensation Item (b) Option/SAR Grants in Last Fiscal Year (Individual Grants) above.


(b)  Security Ownership of Management

Title of     Name and Address(1)           Amount and Nature            % of
Class        of Beneficial Owner           of Beneficial Owner (2)      Class
-------------------------------------------------------------------------------

Common       Michael Page                  1,000,000  Direct            9.0%

             Carlton Parfitt               1,000,000  Direct            9.0%

             James West                    1,000,000  Direct            9.0%

             Dennis Brovarone                 25,000  Direct            0.2%

             Randall Palach                   25,000  Direct            0.2%

             Robert G. Dinning               250,000 Indirect           2.2%

             Mariusz Girt                    250,000 Indirect           2.2%

             All officers and directors
             as a Group (7 persons)        3,550,000                   31.9%

(1) The address for management is that of the Registrant: Suite 308, 1040 Hamilton Street, Vancouver, B.C., Canada V6B 2R9

(2) Does not include shares issuable upon exercise of Options. Please See Executive Compensation Item (b) Option/SAR Grants in Last Fiscal Year (Individual Grants) above. Indirect Beneficial ownership is in the form of wholly owned personal holding companies.

(c)  Changes in Control:

     There are no arrangements, which may result in a change in control of the issuer.


Item 12. Certain Relationships and Related Transactions

The Company's By-Laws include a provision regarding Related Party Transactions which requires that each participant to such transaction identify all direct and indirect interests to be derived as a result of the Company's entering into the related transaction. A majority of the disinterested members of the board of directors must approve any Related Party Transaction. Elise West, the mother of James West, Kendall Page, the sister of Michael Page, Sonja Parfitt and Anthony Parfitt, the mother and brother of Carlton Parfitt are employed by the Company in its marketing department. In September 1998, Elise West, Kendall Page and Sonja Parfitt were each issued 50,000 shares of the Company's common stock and Anthony Parfitt was issued 37,500 shares as compensation for their services. These shares began vesting at the rate of 20% of the shares as of April 1, 1999 and an additional 20% every six months thereafter so long as services are continued with the Company.

                                     Part IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

A.   Exhibits

          (3) (i) Articles of Incorporation (Incorporated by reference from Form 10-SB Registration SEC File # 0-25335 filed February 2, 1999

          (3) (ii) By-Laws of Corporation (Incorporated by reference from Form 10-SB Registration SEC File # 0-25335 filed February 2, 1999

          (11) Statement Re: Computation of Per Share Earnings

          (13) Subsidiaries of the Registrant

          (27) Financial Data Schedule

B.   Reports on Form 8-K: None

Signatures

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Elgrande.com Inc.
(Registrant)

By:


/s/ RANDAL PALACH
------------------
Randal Palach, President, Chief Executive Officer, Director
August 30, 1999

/s/ ROBERT DINNING
------------------
Robert Dinning, Chief Financial Officer
August 30, 1999

/s/ JAMES WEST
----------------
James West, Chairman of the Board of Directors
August 30, 1999

/s/ MICHAEL PAGE
-----------------
Michael Page, Director
August 30, 1999

/s/ CARLTON PARFITT
--------------------
Carlton Parfitt, Secretary-Treasurer, Director
August 30, 1999

/s/ DENNIS BROVARONE
---------------------
Dennis Brovarone, Director
August 30, 1999


/s/ MARIUSZ GIRT
------------------
Mariusz Girt
August 30, 1999