Form 10QSB
period 1999-08-31
ELGRANDE COM INC
filed 1999-10-22
CIK 1073362

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)
                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the three month period ended: August 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of October 1, 1999, the Registrant had 11,118,800 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN THE GENERAL INSTRUCTIONS AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Part I   Financial Information
------------------------------



                                ELGRANDE.COM INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                            Aug 31,            May 31,
 A S S E T S                                                                 1999               1999

    CURRENT ASSETS
         Cash                                                          $       (19,273)   $      371,266
         Employee expense advances                                              36,754            18,920
         GST tax refundable                                                     28,500             9,657
         Prepaid expenses                                                       50,134            51,401
                                                                       -----------------   ----------------
             TOTAL CURRENT ASSETS                                               96,115           451,244

     PROPERTY AND EQUIPMENT
         Computer hardware                                                      96,074            82,292
         Furniture and fixtures                                                 78,595            53,497
         Database and software                                                 545,645           408,370
         Less accumulated depreciation and amortization                        (48,901)          (19,522)
                                                                       -----------------   ----------------
             TOTAL PROPERTY AND EQUIPMENT                                      671,413           524,637
                                                                       -----------------   ----------------

    OTHER ASSETS
         Deposits                                                               49,193            43,460
         Investments                                                            60,000                 -
             TOTAL OTHER ASSETS                                                109,193            43,460
                                                                       -----------------   ----------------
         TOTAL ASSETS                                                  $       876,721    $    1,019,341
                                                                       -----------------   ----------------

L I A B I L I T I E S   &   S T O C K H O L D E R S '   E Q U I T Y

     CURRENT LIABILITIES
         Accounts payable                                              $       177,066    $       29,976
         Accounts payable, related party                                        25,000            25,000
         Accrued liabilities                                                     9,264             8,450
         Accrued interest                                                        5,282             5,811
         Stock over-subscription payable                                       112,000           112,000
         Current portion of long-term debt                                           -             7,257
         Revenue Clearing                                                       (2,247)                -
         Loans Payable                                                         525,000                 -
                                                                       -----------------   ----------------
             TOTAL CURRENT LIABILITIES                                         851,365           188,494
                                                                       -----------------   ----------------

     LONG-TERM DEBT
         Lease, net of current portion                                          39,097            17,516
         Note payable, net of current portion                                   39,543            39,543
             TOTAL LONG-TERM LIABILITIES                                        78,640            57,059
                                                                       -----------------   ----------------
         TOTAL LIABILITIES                                                     930,004           245,553
                                                                       -----------------   ----------------

     COMMITMENTS AND CONTINGENCIES                                                   -                 -

     STOCKHOLDERS' EQUITY
         Common stock, 200,000,000 shares authorized,
             $.001 par value; 11,118,800 and 10,793,800 shares
             issued and outstanding, respectively                               11,119            11,119
         Additional paid-in capital                                          1,952,671         1,952,671
         Subscriptions receivable                                                    -                 -
         Deficit accumulated during development stage                       (2,059,575)       (1,208,160)
         Accumulated other comprehensive income                                 42,502            18,158
                                                                       -----------------   ----------------
         TOTAL STOCKHOLDERS' EQUITY                                            (53,283)          773,788
                                                                       -----------------   ----------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $       876,721    $    1,019,341
                                                                       =================  =================


   The accompanying notes are an integral part of these financial statements.

                                ELGRANDE.COM INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                             Quarter              Quarter           Inception
                                             ended                ended             through
                                             August 31,           August 31,        August 31,
                                             1999                 1998              1999
-------------------------------------------------------------------------------------------------------
R E V E N U E S                              $        -           $      -          $          -
                                             ----------------    ---------------    -------------------
E X P E N S E S
      Consulting fees                           138,543                  -                596,041
      Marketing and public relations            210,374                 262               385,308
      Legal and professional fees                36,465               8,239               260,583
      Office and administration                 281,685               5,848                564,894
      Software and internet services            154,969                  -                190,318
      Depreciation and amortization              29,379                  -                 52,839
      Production and programming                      -                  -                  1,950
                                             ----------------    ---------------    -------------------
           TOTAL OPERATING EXPENSES             851,415              14,348             2,051,933
                                             ----------------    ---------------    -------------------

NET LOSS FROM OPERATIONS                       (851,415)            (14,348)           (2,051,933)

OTHER INCOME AND (EXPENSES)
      Interest expense                                -                  -                 (7,642)
                                             ----------------    ---------------    -------------------
      NET LOSS                                 (851,415)            (14,348)           (2,059,575)

OTHER COMPREHENSIVE INCOME
      Foreign currency translation gain          24,344             -                      42,502

COMPREHENSIVE LOSS                           $ (827,071)          $ (14,348)        $  (2,017,073)
                                             ================    ===============    ===================

      NET LOSS PER COMMON SHARE              $       (0.0784)     $      (0.0017)   $           (0.1896)
                                             ================    ===============    ===================

      WEIGHTED AVERAGE NUMBER OF

           COMMON STOCK SHARES OUTSTANDING   $10,865,550          $8,586,725        $   10,865,550
                                             ================    ===============    ===================


   The accompanying notes are an integral part of these financial statements.

                                ELGRANDE.COM INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                  Common Stock                                                       Other          Total
                                  Number                    Additional   Subscriptions Accumulated   Comprehensive  Stockholders'
                                  of Shares      Amount     Paid-in      Receivable    Deficit       Income         Equity
                                                            Capital
----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
  in April, 1998:
    for cash at $.001
      per share               $  4,000,000   $    4,000   $        -    $       -     $    -         $     -        $      4,000
    for cash at $.01
      per share                  5,000,000        5,000       45,000            -          -               -              50,000


Issuance of common stock
  in September, 1998
    for services at $.06
      per share                    850,000          850       49,150            -          -               -              50,000

Issuance of common stock in
  November, 1998
    for cash and subscription
      at $1.00 per share
    less expense of $9,010         943,800          944      933,846     (538,050)         -               -             396,740

Loss for year ended,
  May 31, 1999                           -            -            -            -      (1,208,160)    42,502          (1,208,160)
                              -------------  ----------   ------------ --------------- ------------  ------------  --------------

Balance
  May 31, 1999                  10,793,800       10,794    1,027,996     (538,050)     (1,208,160)    42,502            (707,420)

Subscriptions received                   -            -            -      538,050          -               -             538,050

Issuance of common stock
  in December, 1998
  for services                      25,000           25       24,975            -          -               -              25,000

Issuance of common stock
  May, 1999 for cash at
  $3.00 per share                  300,000          300      899,700            -          -               -             900,000

Loss for period ending
  August 31, 1999                        -            -            -            -        (851,415)         -            (851,415)

Foreign currency translation
  gain                                   -            -            -            -          -          24,344              24,344
                              -------------  ----------   ------------ --------------- ------------  ------------  --------------
Balance, August 31, 1999      $ 11,118,800   $   11,119   $1,952,671    $       -     $(2,059,575)   $66,847        $    (71,441)
                              =============  ==========   ============ =============== ============  ============  ==============


   The accompanying notes are an integral part of these financial statements.

               ELGRANDE.COM INC.
         (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 Quarter         Quarter        April 2, 1998
                                                                 Ended           Ended          (Inception)
                                                                 August 31,      August 31,     Through
                                                                 1999            1998           Aug 31, 1999
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss                                                   $(851,415)      $ (14,348)     $(2,059,575)
      Adjustments to reconcile net loss
          to net cash used by operating activities:
              Depreciation and amortization                         29,379                           52,839
              Services paid by issuance of common stock                  -                           75,000
          Increase in:                                                                                    -
              Employee advance receivable                          (17,834)                         (36,754)
              Other Receivables                                    (17,576)         (4,477)         (17,576)
              Other assets                                          (5,733)                         (24,856)
              Accounts payable, related party                            -          40,000           84,989
              Accured liabilities                                      814                            9,264
              Accrued interest                                        (529)                           4,753
          Decrease in:                                                                                    -
              Accounts payable                                     684,166           1,442          504,726
                                                                 ----------      ----------     ------------
      Net cash provided (used) in operating activities            (178,728)         22,617       (1,407,190)
                                                                 ----------      ----------     ------------

Cash flows from investing activities:
      Purchase of property and equipment                          (176,156)         (2,098)        (485,776)
      JV Investment                                                (60,000)                         (60,000)
      Deposit on leased property                                         -                           (3,600)
      Payment on organizational costs                                    -                         (106,000)
                                                                 ----------      ----------     ------------
      Net cash used in investing activities                       (236,156)         (2,098)        (655,376)
                                                                 ----------      ----------     ------------

Cash flows from financing activities:
      Over-subscriptions payable                                         -                          112,000
      Issuance of stock                                                  0                        1,888,790
                                                                 ----------      ----------     ------------
                                                                         0               -        2,000,790

Net increase in cash                                              (414,884)         20,519          (61,776)

      Foreign currency translation gain                             24,344               -           42,502

Cash, beginning of period                                          371,266         208,918                -
                                                                 ----------      ----------     ------------

Cash, end of period                                              $ (19,273)      $ 229,437      $   (19,273)
                                                                 ==========      ==========     ============

SUPPLEMENTAL DISCLOSURES:
      Cash paid for interest and income taxes:
          Interest                                               $   1,829       $       -      $     3,658
                                                                 ==========      ==========     ============
          Income taxes                                           $       -       $       -      $         -
                                                                 ==========      ==========     ============

NON-CASH INVESTING AND FINANCING ACTIVITIES
      Financing lease for equipment                              $       -       $       -      $    26,274
      Note issued for purchase of property and equipment         $       -       $       -      $    39,543
      Purchase commitment for database                           $       -       $       -      $   174,200
      Services paid by issuance of stock                         $       -       $       -      $    75,000


   The accompanying notes are an integral part of these financial statements.

                               ELGRANDE.COM INC.
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                     For the Quarter Ending August 31, 1999


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS
-------------------------------------------------

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

Elgrande.com Inc. formed a wholly owned subsidiary, Yaletown Marketing Corp, to provide management and administrative services for the Company. Yaletown marketing was incorporated February 23, 1999 in Victoria, British Columbia, Canada.

The Company is in the development stage and as of August 31, 1999 had not realized any significant revenues from its planned operations.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

This summary of significant accounting policies of Elgrande.com Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management that is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Principles of consolidation: The consolidated financial statements include the accounts of the company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Development Stage Activities: The Company has been in the development stage since its formation on on April 8, 1998. It is primarily engaged in developing and marketing Internet applications.

Going Concern: The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $851,415 and $14,348 for the periods ended August 31, 1999 and August 31, 1998, respectively. The Company has generated no revenues since inception. The Company, being a developmental stage enterprise, is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management has established plans designed to increase the sales of the Company's products. Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Accounting Method: The Company's financial statements are prepared using the accrual method of accounting. In 1999, the Company changed its year-end from November 30 to May 31.

Loss Per share: Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.

Cash and Cash Equivalents: For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision for Taxes: At August 31, 1999, the Company had net operating accumulated loss of approximately $2,059,575. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Use of Estimates: The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Compensated Absences: Employees of the company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. It is impracticable to estimate the amount of compensation for future absences, and, accordingly, no liability has been recorded in the accompanying financial statements. The Company's policy is to recognize the costs of compensated absences when actually paid to employees.

Year 2000: The Company, like other firms, could be adversely affected if the computer systems used by it, its suppliers or customers do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment.

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

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight- line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation and amortization are five - seven years. The following is a summary of property, equipment and accumulated depreciation and amortization:

                                 August 31, 1999            May 31, 1999
                                 ---------------            ------------

Computers                          $ 96,074                  $ 82,292
Furniture and fixtures               78,595                    53,497
Database                            545,645                   408,370
                                   ---------                  ---------
Total assets                        720,314                   554,159
Less accumulated depreciation
And amortization                    (48,901)                  (19,522)
                                   ----------                 ---------
                                   $671,413                   $524,637
                                   ==========                 =========

Depreciation and amortization expense for the period ending August 31, 1999 was $29,379 compared to $19,522 for the fiscal period ending May 31, 1999.


NOTE 4 - OTHER ASSETS
---------------------

During the quarter ending August 31, 1999, the Company invested $60,000 in a joint venture with Hydrogen Media for the development of a joint sales and marketing program for products in both companies.

The Company has capitalized $545,645, of which $408,370 is the contractual cost of data base software purchased from an independent software supplier. No portion of this software--acquired at May 31, 1999--was internally developed and, accordingly, there are no internal costs associated with this software which were charged to research and development. The balance represents purchased software and licensing fees. Consistent with SOP 98-1, the costs of this software--which was purchased solely for internal use and will not be marketed externally--have been capitalized.


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

At May 31, 1999 the Company's third stock offering was over-subscribed by $112,000. This amount is still outstanding at August 31, 1999 has been converted to a loan and is recorded on the Company's balance sheet as a current liability. See Note 11.

At August 31, 1999, 25,000 shares of common stock had been granted but not issued to a director for services. The Company valued these services at $25,000 and accordingly has recorded an accrual for this amount. This transaction occurred in April 1999.

NOTE 6--STOCK OPTIONS

In September 1998, the Company adopted the Elgrande.com Inc. 1998 Directors and Officers Stock Option Plan, a non-qualified plan. This plan allows the Company to distribute up to 1,000,000 shares of common stock to officers, directors, employees and consultants through the authorization of the Company's Board of Directors

In the period ending November 30, 1998, the Company issued 850,000 common stock shares for the services of consultants. The Company valued these services at $50,000. The shares issued include negotiation rights and began to vest in April, 1999 with 20% of shares vesting every six months until the consultants are fully vested in their shares. See Note 7.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value. Risk-free interest rate is 5% and expected life is 5 years. During the year ending May 31, 1999, the Company issued 1,000,000 common stock options that may be exercised at any time before March 15, 2004 at $1.00 per share. The strike price of these options exceeds the options' minimum value calculated using the Black-Schole model therefore, no compensation costs have been recognized pursuant to Financial Accounting Standard No.123.

Following is a summary of the stock options to August 31, 1999.

                                                                 Weighted
                                       Number                    Average
                                        of                       Exercise
                                       Shares                    Price
Outstanding at 4-8-98 (inception)            -                   $     -
Granted                                850,000                         0.06
Exercised                                    -                         -
Forfeited                                    -                         -
Outstanding at 08-31-99                850,000                   $     0.06
                                     =====================     =================

Options exercisable at 08-31-99        170,000                   $     0.06
                                     =====================     =================

Weighted average fair value of
  options granted during 1998
                                       $     0.06
                                     =====================


Outstanding at 5-31-99               1,850,000                   $0.57
Exercised                                   -                         -
Forfeited                                   -                         -
Outstanding at 8-31-99               1,850,000                   $0.57
                                    ======================    ==================

Options exercisable at 8-31-99       1,170,000                   $0.86
                                    ======================    ==================

Weighted average fair value of
  options granted during 1999
                                       $     1.00
                                    ======================

NOTE 7 - RELATED PARTIES
------------------------

Certain consultants that received common stock under the Company's non-qualified stock option plan are related to the Company's directors and stockholders. Of the 850,000 shares issued to consultants, 187,500 shares were issued to family members of directors who provided services to the Company. See Note 6.

The Company paid $66,000 for legal and consulting services to a company partially owned by the step-father of one of the directors of Elgrande.com, Inc in the fiscal period ending May 31, 1999. There have been no such payments in the period ending August 31, 1999.

During the fiscal period ending August 31, 1999, the Company paid its officers and directors $111,000 in consulting fees. In the fiscal period ending May 31, 1999 the company paid its officers and directors $249,000 in consulting fees.


NOTE 8 -  COMMITMENTS AND CONTINGENCIES
---------------------------------------

Lease Commitments: The Company leases office space in Vancouver, B.C., Canada from Yaletown Centre Investment Ltd. for $5,620 per month. The lease is effective from September 1, 1998 to August 31, 2001. The terms of the lease required the Company to give the lessor a $8,608 refundable security deposit.

Future minimum rental commitments under the operating lease are as follows:

Year Ending May 31, 2000             $  48,691
Year Ending May 31, 2001                18,623
Year Ending May 31, 2002                 4,683
                                     ----------
                                     $  71,997
                                     ==========

The Company leases telephone equipment under a capital lease expiring June 23, 2002. The asset and liability under the capital lease is recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Depreciation of the asset under capital lease is included in depreciation expense at August 31, 1999.

Future minimum lease commitments under capital lease are as follows:

Year Ending May 31, 2000             $ 7,257
Year Ending May 31, 2001               7,977
Year Ending May 31, 2002               8,969
Year Ending May 31, 2003                 769
                                     --------
                                     $24,972
                                     ========

NOTE 9 - TRANSLATION OF FOREIGN CURRENCY
----------------------------------------

The Company has adopted Financial Accounting Standard No. 52. Foreign currency translation resulted in an aggregate exchange gain of $24,344 for the period ended August 31, 1999. The Company had recorded this transaction in the Statement of Stockholders' Equity.


NOTE 10 - CONCENTRATION OF CREDIT RISK FOR CASH HELD AT BANKS
-------------------------------------------------------------

The Company maintains cash balances at two banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000

NOTE 11 - NOTES PAYABLE
-----------------------

Short-term: The short-term loan payable of $112,000 is payable upon demand or, at the option of the noteholder, convertible into common shares of restricted stock under Rule 144 at $1.00 per share.

Long-term: The Company's long-term debt consists of a note secured by furniture and computers for $47,000. The terms of this agreement call for a balloon payment of all principal on November 30, 2000. The Company's management expects to pay this amount by the due date of the loan, which does not contain a stipulated rate of interest. Upon origination, the estimated current value of this debt was $39,543. Imputed interest accrued at 8% per annum from November 30, 1998 to May 31, 1999 was $4,753. This adjustment is made annually, and accordingly, no adjustment was made in the period ending August 31, 1999.

NOTE 12 - LOANS PAYABLE
-----------------------

At August 31, 1999, the company had received $525,000 as an installment payment on a subscription agreement dated July 1, 1999 of $1,000,000 for 200,000 Units at $5 per Unit. Each unit will consist of one share of common stock and five warrants entitling the holder to acquire an additional share of common stock at $6.00; $6.50; $7.00; $8.00; and $10.00 per share. Subsequent to August 31, 1999, the company received an additional $260,000, for a total of $785,000. The Company has recorded these subscription proceeds as loans as it is not obligated to issue the shares or warrants until the subscription is fully paid.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THE FORM 10-QSB


OVERVIEW
--------

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

In August, 1998, the Company commenced the creation of a web based contact management system, which will enable the Company to manage contacts, clients, and customers located anywhere in the world, through the use of the Internet. This included the development and deployment of a central data base system, which will allow the Company to display on its site descriptive web pages of products available through its fulfillment agency, Baker & Taylor.

Effective June 2, 1999, the company commenced operation of its web site on a test mode basis. This process is continuing at August 31, 1999 and the company expects to have a beta launch before the end of the year.

Elgrande.com Inc is a U.S. corporation, located in Nevada, and through a wholly owned subsidiary, Yaletown Marketing Corp, maintains its' development and administrative operations and web site development in Vancouver, B.C.


RESULTS OF OPERATIONS
---------------------

There are no revenues as of August 31, 1999, nor was there any revenue as at May 31, 1999, as the Company has not as yet activated its web site. The Company activated its web site for test purposes in June 1999 and expects to have a beta launch in late fall, 1999.

A summary of expenses for the quarter ending August, 1999 is as follows:

        Consulting                       $ 138,543
        Marketing and public relations     210,374
        Software and internet fees         154,969
        Administration and other           318,150
        Depreciation and amortization       29,379
                                         ----------
                                         $ 851,415
                                         ==========

Marketing charges include payments to company hired to handle all advertising, design and implementation of marketing program. These payments amount to $156,000 to August 31, 1999.

The balance of the funds in Marketing related to Investor Communications and sundry advertising.

Software costs include database development costs incurred of $150,000 to August 31, 1999. While the company continues to develop this database site, it is currently identifying and sourcing technology partners to assist in the growth of our database technology.

Administration costs include payroll costs of $111,000 and general office expenses of $74,999 to August 31, 1999.

The Company budgeted its cash requirements in order to develop the web based contact management system, and the central database that holds product data. To date, costs have been within the established budget, and the company has sufficient funds to continue this development. The site was activated on June 2, 1999 for test purposes and is planning a beta test launch late fall of 1999.

The Company currently employees 18 people, and 8 consultants under contract, providing various services.

The Company changed its fiscal year end to May 31, to more properly reflect its business cycle. The Company filed a 10K report September 5, 1999 and is filing a 10QSB for the period ending August 31, 1999. The previous year-end was November 30.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

To date, the Company has financed its development stage by the sale of common stock. At August 31, 1999, the Company had 11,118,800 shares outstanding and had raised $2,488,790. As of August 31, 1999, the Company had received $525,000 in subscription proceeds pursuant to a subscription agreement dated July 1, 1999 for the purchase of 200,000 units of the Company's stock at $5.00 each. Each unit consists of one share of common stock and five warrants entitling the holder to acquire an additional share of common stock at $6.00; $6.50; $7.00; $8.00; and $10.00 per share. As of October 14, 1999 the Company had received an additional $260,000 in subscription proceeds. The remaining $215,000 is due on or before October 31, 1999. The Company has recorded these subscription proceeds as loans as it is not obligated to issue the shares or warrants until the subscription is fully paid. These funds were used mainly to develop the database site, and purchase computer equipment and software. The Company had $361,000 on hand at May 31, 1999 and expects to continue to raise funds by private placement.


In August, 1999 the Company also executed an Investment Agreement with Swartz Equity Private Investment, L.L.C., wherein subject to an effective registration statement to be filed with the U.S. Securities and Exchange Commission, the Company will have the right to require Swartz to purchase the Company's common stock at amounts and prices as set forth in the Investment Agreement. Subject to all of the terms and conditions, the Company will be able to put shares to Swartz approximately equal to 15% of the aggregate daily trading volume over a twenty day period at ninety-three percent of the lowest closing bid price during the pricing period. The Investment Agreement is for a maximum of $100,000,000 and will be effective for three years from the effective date of the
registration  statement.   The  Company  has  not  yet  filed  the  registration
statement.


On October 6, 1999, the Company's common stock began trading on the OTC Bulletin Board Market under the symbol "EGND". The Company believes that the existence of the trading market will have a positive effect upon the Company's ability to raise capital through the sale of its securities.

The Company maintains cash equivalents with a large Canadian financial institution and a large U.S. financial institution. Excess cash will be invested in highly liquid investments that are readily convertible into cash. The Company has sufficient cash to finance its operations. While staff requirements will continue to grow, the Company does not anticipate problems in the financing of this growth and plans to manage its growth based on the timely availability of funds.

The inventory database developed to date is in excess of 2,500,000 products, being books, music, video and software titles.


YEAR 2000 COMPUTER SOFTWARE CONVERSION
--------------------------------------

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


Part II - Other Information
---------------------------

Item 1 - Legal Proceedings:  There are no proceedings to report.

Item 2. - Changes in Securities: In July, 1999 the Company entered into a subscription agreement for 200,000 Units of its securities at $5 per Unit with a single accredited investor. Each Unit consists of one share of common stock and five warrants entitling the holder to acquire an additional share of common stock at $6.00; $6.50; $7.00; $8.00 and $10.00 per share. Pursuant to the terms of the Subscription Agreement, the investor is required to tender payment to the Company in installments of not less than $250,000 on or before July 31, 1999; an additional $350,000 on or before September 30, 1999; and $300,000 on or before October 31, 1999. As of October 14, 1999, the Company has received a total of $785,000 pursuant to the Subscription Agreement. The Company is not obligated to issue any of the securities until the entire purchase price has been paid. The common stock is entitled to be included in any registration statement the Company may file with the U.S. Securities and Exchange Commission under which the shares may be registered for public resale. The Company relied upon the safe harbor exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S.

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

EL GRANDE.COM, INC.

Dated: October 21, 1999

/s/  RANDAL PALACH
Randal Palach, President, Chief Executive Officer