Form 10QSB
period 1999-11-30
ELGRANDE COM INC
filed 2000-01-26
CIK 1073362

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)
                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the six month period ended: November 30, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of January 25, 2000, the Registrant had 11,903,438 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN THE GENERAL INSTRUCTIONS AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

INDEX

Part I   Financial Information

Item 1   Financial Statements

          Balance Sheets as of May 31, 1999 and November 30, 1999
          Statement of Operations (for the three months and six months ended November 30, 1998 and November 30, 1999)
          Statement of Cash Flows (for the three months and six months ended November 30, 1998 and November 30, 1999)

Item 2   Management Discussion and Analysis

Part II  Other Information

Item 1   Legal Proceedings:  None

Item 2   Changes in Securities

Item 3   Default upon Senior Securities:  None

Item 4   Submission of Matters to a Vote of Security Holders:  None

Item 5   Exhibits and Reports on Form 8-K:  Exhibit 27: Financial Data Schedule



Part I   Financial Information
==============================

Item 1   Financial Statements
-----------------------------


                                ELGRANDE.COM INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                                    6 months ended    Fiscal year
                                                                        Nov 30,          ended
                                                                         1999         May 31, 1999
                                                                     (unaudited)
-------------------------------------------------------------------------------------------------------


 ASSETS
     CURRENT ASSETS
         Cash                                                        $   (40,805)    $    371,266
         Employee expense advances                                        57,433           18,920
         GST tax refundable                                               39,771            9,657
         Prepaid expenses                                                      -           51,401
             TOTAL CURRENT ASSETS                                         56,399          451,244
                                                                     -------------   -------------


     PROPERTY AND EQUIPMENT
         Computer hardware                                                96,762           82,292
         Furniture and fixtures                                           79,742           53,497
         Database and software                                           545,645          408,370
         Less accumulated depreciation and amortization                  (74,226)         (19,522)
                                                                     -------------   -------------
             TOTAL PROPERTY AND EQUIPMENT                                647,923          524,637
                                                                     -------------   -------------

     OTHER ASSETS

         Deposits                                                         29,491           43,460
         Investments Note 3                                               60,000                -
                                                                     -------------   -------------
             TOTAL OTHER ASSETS                                           89,491           43,460
                                                                     -------------   -------------

         TOTAL ASSETS                                                $   793,813     $  1,019,341
                                                                     =============   =============


LIABILITIES & STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Accounts payable                                            $   804,215     $     29,976
         Accounts payable, related party                                       -           25,000
         Accrued liabilities                                              64,005            8,450
         Accrued interest                                                      -            5,811
         Stock over-subscription payable                                       -          112,000
         Current portion of long-term debt                                     -            7,257
         Revenue Clearing                                                (12,323)               -
         Loans Payable                                                    30,000                -
                                                                     -------------   -------------
             TOTAL CURRENT LIABILITIES                                   885,896          188,494
                                                                     -------------   -------------


     LONG-TERM DEBT

         Lease, net of current portion                                    37,501           17,516
         Note payable, net of current portion                                  -           39,543
                                                                     -------------   -------------
             TOTAL LONG-TERM LIABILITIES                                  37,501           57,059
                                                                     -------------   -------------
         TOTAL LIABILITIES                                               923,397          245,553
                                                                     -------------   -------------


     COMMITMENTS AND CONTINGENCIES                                             -                -
                                                                     -------------   -------------


     STOCKHOLDERS' EQUITY
         Common stock, 200,000,000 shares authorized,
             $.001 par value; 11,903,438 and 10,793,800 shares
             outstanding, respectively  Note 4                            11,766           11,119
         Additional paid-in capital                                    3,198,850        1,952,671
         Subscriptions receivable                                              -                -
         Deficit accumulated during development stage                 (3,362,400)      (1,208,160)
         Accumulated other comprehensive income                           22,200           18,158
                                                                     -------------   -------------
         TOTAL STOCKHOLDERS' EQUITY                                     (129,584)         773,788
                                                                     -------------   -------------


         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      793,813     $  1,019,341
                                                                     =============   =============




   The accompanying notes are an integral part of these financial statements.


                                ELGRANDE.COM INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)


                                                                      3 months        6 months         3 months       6 months
                                                                        ended          ended             ended         ended
                                                                     November 30,    November 30,     November 30,   Novmber 30,
                                                                        1999            1999              1998           1998
---------------------------------------------------------------------------------------------------------------------------------

R E V E N U E S                                                      $       253              253     $       57             57
                                                                     -------------   -------------    -----------    ------------

E X P E N S E S
      Consulting fees                                                    131,421          269,964         93,542         93,542
      Marketing and public relations                                     636,790          847,164         17,809         18,071
      Legal and professional fees                                        118,054          154,519        (52,926)       (44,687)
      Office and administration                                          279,737          561,422         16,670         22,518
      Software and internet services                                     111,682          266,651        (60,513)       (60,513)
      Depreciation and amortization                                       25,394           54,773          7,445          7,445
      Production and programming                                               -                -              -              -
                                                                     -------------   -------------    -----------    ------------
           TOTAL OPERATING EXPENSES                                    1,303,078        2,154,493         22,029         36,378
                                                                     -------------   -------------    -----------    ------------


NET LOSS FROM OPERATIONS                                              (1,302,825)      (2,154,240)       (21,972)       (36,321)

OTHER INCOME AND (EXPENSES)

      Interest expense                                                         -                -              -              -
                                                                     -------------   -------------    -----------    ------------
      NET LOSS                                                        (1,302,825)      (2,154,240)       (21,972)       (36,321)
                                                                     -------------   -------------    -----------    ------------


OTHER COMPREHENSIVE INCOME
      Foreign currency translation gain                                  (20,302)           4,042            515            515
                                                                     -------------   -------------    -----------    ------------

COMPREHENSIVE LOSS                                                   $(1,323,127)      (2,150,198)    $  (21,457)       (35,806)
                                                                     =============   =============    ===========    ============

      NET LOSS PER COMMON SHARE                                      $   (0.1193)                     $ (0.0026)
                                                                     =============                    ===========

      WEIGHTED AVERAGE NUMBER OF
           COMMON STOCK SHARES OUTSTANDING                            10,919,155                       8,586,725
                                                                     =============                    ===========





   The accompanying notes are an integral part of these financial statements.



                                ELGRANDE.COM INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                      3 months        6 months         3 months       6 months
                                                                        ended          ended             ended         ended
                                                                     November 30,    November 30,     November 30,   Novmber 30,
                                                                        1999            1999              1998           1998
---------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
      Net loss                                                       $(1,302,825)      (2,154,240)    $  (21,972)       (36,320)
      Adjustments to reconcile net loss
          to net cash used by operating activities:
              Depreciation and amortization                               25,394           54,773                             -
              Services paid by issuance of common stock                        -
          Increase in:
              Other Receivables                                           38,863           21,287         (4,477)        (8,954)
              Other assets                                                19,702           13,969
              Accured liabilities                                         54,741           55,555
              Accrued interest                                            (5,282)          (5,811)
          Decrease in:
              Accounts payable                                           (31,068)         653,098          1,442          2,884
              Employee advance receivable                                (20,677)         (38,511)                            -
              Accounts payable, related party                            (25,000)         (25,000)        40,000         80,000
                                                                     -------------   -------------    -----------    ------------
      Net cash provided (used) in operating activities                (1,246,152)      (1,424,880)        14,993         37,610
                                                                     -------------   -------------    -----------    ------------
Cash flows from investing activities:
      Purchase of property and equipment                                  (1,904)        (178,060)        (2,098)        (4,196)
      JV Investment                                                            -          (60,000)
      Deposit on leased property                                               -
      Payment on organizational costs                                          -
                                                                     -------------   -------------    -----------    ------------
      Net cash used in investing activities                               (1,904)        (238,060)        (2,098)        (4,196)
                                                                     -------------   -------------    -----------    ------------


Cash flows from financing activities:
      Over-subscriptions payable                                               -
      Issuance of stock                                                1,246,825        1,246,825
                                                                     -------------   -------------    -----------    ------------
                                                                       1,246,825        1,246,825              -              -

Net increase in cash                                                      (1,231)        (416,115)        12,895         33,414

      Foreign currency translation gain                                  (20,301)           4,043              -              -

Cash, beginning of period                                                (19,273)         371,266        229,437        208,918
                                                                     -------------   -------------    -----------    ------------

Cash, end of period                                                  $   (40,805)         (40,805)    $  242,332        242,332
                                                                     =============   =============    ===========    ============

SUPPLEMENTAL DISCLOSURES:
      Cash paid for interest and income taxes:

          Interest                                                           628                      $        -
                                                                     =============                    ===========
          Income taxes                                               $         -                      $        -

NON-CASH INVESTING AND FINANCING ACTIVITIES
      Financing lease for equipment                                  $         -                      $        -
      Note issued for purchase of property and equipment             $         -                      $        -
      Purchase commitment for database                               $         -                      $        -
      Services paid by issuance of stock                             $         -                      $        -




   The accompanying notes are an integral part of these financial statements.

                               ELGRANDE.COM INC.
                         (A Development Stage Company)
            Notes to the Unaudited Consolidated Financial Statements
               For the Six Month Period Ending November 30, 1999



NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Elgrande.com Inc. is a Nevada corporation formed in April 1998. The Company is in the development stage and as of November 30, 1999 had not realized any significant revenues from its planned operations.

NOTE 2 - UNAUDITED FINANCIAL STATEMENTS

These unaudited financial statements and notes are representations of the Company's management that is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements. These unaudited financial statements contain all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

NOTE 3 - OTHER ASSETS

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

NOTE 4 - COMMON STOCK AND WARRANTS

On April 8, 1998, 4,000,000 shares of common stock were distributed at $.001 per share to the board of directors for $4,000. The second share issuance was for 5,000,000 common shares at $.01 per share for $50,000. In the period ending November 30, 1998, the Company issued 850,000 common stock shares for the services of consultants. The Company valued these services at $50,000. The shares issued include negotiation rights and began to vest in April, 1999 with 20% of shares vesting every six months until the consultants are fully vested in their shares. Also in November, 1998, 943,800 shares of common stock were issued at $1.00 per share for cash and subscriptions.

A May 1, 1999 issuance to an single accredited investor was for 300,000 units each consisting of one share of common stock and three common stock purchase warrants (Class A, Class B and Class C) at $3.00 per unit. These subscriptions are pursuant to Regulation D, Rule 504. Each Class A warrant entitles the holder to acquire an additional share of common stock for $7.50 per share at any time prior to May 31, 2006. Each Class B warrant entitles the holder to acquire an additional share of common stock for $15.00 per share at any time prior to May 31, 2006 and each Class C warrant entitles the holder to acquire an additional share of common stock for $25.00 per share at any time prior to May 31, 2006. The warrants have no assigned value according to the Black-Scholes Option Price Calculation.

At August 31, 1999, 25,000 shares of common stock were granted to Randal Palach, the Company's former President for his services, however certificates for these shares were not issued until November 1999. The Company valued these services at $25,000.

At November 11, 1999, the Board also approved the following debt conversions into common stock:

- $765,000 of a previously reported subscription agreement dated July 1, 1999 for the purchase of 200,000 units of the Company's stock at $5.00 per unit which had been recorded as short term debt. Pursuant to an amendment to the subscription agreement executed by the investor in December 1999, the debt was converted into 153,000 shares of restricted common stock. Certificates for these shares were issued subsequent to November 30, 1999 but are shown as issued and outstanding shares in the financial statements;

- A note payable to a company partially owned by the step-father of one of the directors in the amount of $44,825 was converted into 48,198 shares of restricted stock at US$0.93. Certificates for these shares were issued subsequent to November 30, 1999 but are shown as issued and outstanding shares in the financial statements.

- A short term loan in the approximate amount of $11,200 from shareholder was converted at November 11, 1999 into 120,430 restricted common stock at US$0.93. Certificates for these shares were issued subsequent to November 30, 1999 but are shown as issued and outstanding shares in the financial statements.

NOTE 5--STOCK OPTIONS

In September 1998, the Company adopted the Elgrande.com Inc. 1998 Directors and Officers Stock Option Plan, a non-qualified plan. This plan allows the Company to distribute up to 1,000,000 shares of common stock to officers, directors, employees and consultants through the authorization of the Company's Board of Directors. The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value. Risk-free interest rate is 5% and expected life is 5 years.

In May, 1999, the Board of Directors approved an option to acquire 200,000 shares at $1.00 per share to Randal Palach, the Company's former President for his services under the Elgrande.com Inc. 1998 Directors and Officers Stock Option Plan.

On June 11, 1999, the Board of Directors approved the Elgrande.com, Inc., 1999 Stock Option Plan. This plan allows the Company to distribute up to 5,000,000 shares of common stock to officers, directors, employees and consultants through the authorization of the Company's Board of Directors. The Board of Directors also granted options to acquire 4,445,000 common stock that may be exercised at any time before June 11, 2004 at $3.00 per share of which 4,150,000 options were granted to the Company's executive officers and directors.. The strike price of these options exceeds the options' minimum value calculated using the Black-Scholes model therefore, no compensation costs have been recognized pursuant to Financial Accounting Standard No.123.

The following are the Options granted the to Company's Officers and Directors

    Name           Date Granted  Date Expires    # Shares under      Ex. Price
                                                     Option
-------------------------------------------------------------------------------
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

NOTE 6 - RELATED PARTIES

Certain consultants that received common stock in November 1998 are related to the Company's directors and stockholders. Of the 850,000 shares issued to consultants, 187,500 shares were issued to family members of directors who provided services to the Company.

The Company paid $66,000 for legal and consulting services to a company partially owned by the step-father of one of the directors of Elgrande.com, Inc in the fiscal period ending May 31, 1999. There have been no such payments in the 6 month period ending November 30, 1999.

During the 6 month period ended November 30, 1999, the Company paid its officers and directors $199,844 in consulting fees. In the fiscal period ending May 31, 1999 the company paid its officers and directors $249,000 in consulting fees.

Item 2 - Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THE FORM 10-QSB

This section contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not guarantees of our future performance. They are subject to risks and uncertainties related to business operations, some of which are beyond our control. Our actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

Elgrande.com Inc. (the "Company") was incorporated in April 1998 to create a group of technologies that will collectively be known as the Shop Engine(TM). The "Shop Engine" is a group of software programs that, when made available to consumers through a network like the world wide web, enables retail consumers to purchase products directly from distributors and manufacturers without the necessity for a retail storefront. Elgrande.com Inc. is a Nevada corporation, and through a wholly owned subsidiary, Yaletown Marketing Corp, maintains its development and administrative operations and web site development in Vancouver, B.C.

RESULTS OF OPERATIONS

There are no revenues as of November 30, 1999, nor was there any revenue as at May 31, 1999. The Company activated its web site for test purposes in June 1999 and is fully operational as of January 1, 2000.

A summary of expenses for the quarter ending November, 1999 is as follows:

                                            1999             1998
                                           -------         -------
   Consulting                              131,421          93,542
   Marketing and public relations          636,790          17,809
   Software and internet fees              111,682         (60,513)
   Administration and other                397,791         (36,256)
   Depreciation and amortization            25,394           7,445
                                         -----------     -----------
                                         1,303,078          22,029

Marketing charges include payments to an unaffiliated company hired to handle all advertising, design and implementation of marketing program. These payments amount to $643,159 to November 30, 1999. For the 3 month period ended November 30, 1999, payments totaled $543,751 versus $0 for the same period in 1998.

Software costs include database development costs incurred of $803,138 to November 30, 1999. Elgrande began operating under its own developed database in January 2000, thereby eliminating ongoing expenses incurred through Macdonald Harris & Associates accruing in the approximate amount of $10,000 per month. While the company continues to develop this database site, it is currently identifying and sourcing technology partners to assist in the growth of its database technology.

Administration costs include payroll costs of $229,358 and general office expenses, including rent of $332,064 to November 30, 1999 compared to $281,685 for the six month period ended November 30, 1998.

The Company budgeted its cash requirements in order to develop the web based contact management system, and the central database that holds product data. To date, costs have been within the established budget. The site was activated on June 2, 1999 for test purposes.

The Company currently employs 9 people, and 3 consultants under contract, providing various services. In May 1999, the company employed 12 people and 6 consultants. Randal Palach, contracted as CEO in April 1999, stepped down on November 11, 1999 as President and CEO, but remains on the Board of Directors. Other reductions in staff reduced the Company's payroll expense by approximately $21,500 per month.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has insufficient cash to finance its operations, but is actively securing additional financing to meet its growth plans. An estimated $3 million is believed necessary to fully execute the Company's plan of operations.

To date, the Company has financed its development stage by the sale of common stock. At November 30, 1999, the Company had 11,583,800 shares outstanding and had raised approximately $3,210,615. These funds were used mainly to develop the database site, and purchase computer equipment and software. The Company had an overdraft of $40,805 at November 30, 1999. The issuance of an additional 321,628 shares in conversion of $821,025 of short term debt has been approved by the Company's Board of Directors. Certificates for these shares were issued subsequent to November 30, 1999 but are shown as issued and outstanding shares in the financial statements.

Part II - Other Information
============================

Item 1 - Legal Proceedings: There are no proceedings to report.
---------------------------------------------------------------


Item 2. - Changes in Securities:
-------------------------------

On October 20, 1999 the Company issued 138,000 shares of its restricted common stock to MHA and Associates in consideration of its contract with MHA and Associates for the development of the Company's software. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933 provided by section 4(2) being a transaction by an issuer not involving a public offering.

On November 19, 1999 the Company issued 25,000 shares of its restricted common stock to Randal Palach, in consideration of Mr. Palach's services as President of the Company. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933 provided by section 4(2) being a transaction by an issuer not involving a public offering.

On November 19, 1999 the Company also issued 300,000 shares of its restricted common stock to a single accredited investor pursuant to a subscription agreement dated November 11, 1999 for 300,000 Units each consisting of one (1) Share of Common Stock and two (2) Common Stock Purchase Warrants, designated Class J and K. Each Warrant entitles the holder to acquire an additional share of common stock as follows: Class J: $3.00 per share; Class K: $5.00 per share. The Warrants may be exercised at any time up to 5:00 PM Pacific Time, December 31, 2004 The Company relied upon the exemption from the registration requirements of the Securities Act of 1933 provided by section 4(2) being a transaction by an issuer not involving a public offering. The Company relied upon the safe harbor exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S.

On November 11, 1999, the Board approved the following debt conversions into common stock:

- $765,000 of a previously reported subscription agreement dated July 1, 1999 for the purchase of 200,000 units of the Company's stock at $5.00 per unit which had been recorded as short term debt. Pursuant to an amendment to the subscription agreement executed by the investor in November 1999, the debt was converted into 153,000 shares of restricted common stock.

- A note payable to a company partially owned by the step-father of one of the directors of the Company and its accrued interest in the amount of $44,825 was converted into 48,198 shares of restricted stock at US$0.93.

- A short term loan in the approximate amount of $11,200 from shareholder was converted at November 11, 1999 into 120,430 restricted common stock at US$0.93.

The Company relied upon the exemption from the registration requirements of the Securities Act of 1933 provided by section 4(2) being a transaction by an issuer not involving a public offering for these conversions.

Item 3. - Default Upon Senior Securities: There are no defaults to report.
----------------------------------------------------------------------------


Item 4. - Submission of Matters to a Vote of Security Holders: None.
--------------------------------------------------------------------


Item 5. - Other Information:  None
----------------------------------


Item 6. - Exhibits and Reports on Form 8-K: Exhibit 27: Financial Data Schedule
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL GRANDE.COM, INC.

Dated: January 24, 2000


/s/ MICHAEL PAGE
-------------------------------------------------
Michael Page, President, Chief Executive Officer