Form 10QSB
period 2000-02-29
ELGRANDE COM INC
filed 2000-04-20
CIK 1073362

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)
                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the nine month period ended: February 29, 2000

                                       Or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission file number: 0-253335

                               ELGRANDE.COM, INC.
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 20, 2000, the Registrant had 12,295,489 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one);  Yes     No  X

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN THE GENERAL INSTRUCTIONS AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

INDEX

Part I   Financial Information
------------------------------


Item 1   Financial Statements

         Independent Accountant's Review Report
         Balance Sheets as of May 31, 1999 and February 29, 2000
         Statement  of  Operations  (for the three  months and nine months ended
            February 28, 1999 and  February 29, 2000)
         Statement of Cash Flows (for the three months and nine months  ended
            February 28, 1999 and February 29, 2000)


Item 2   Management Discussion and Analysis


Part II  Other Information
--------------------------

Item 1   Legal Proceedings:  None
Item 2   Changes in Securities
Item 3   Default upon Senior Securities:  None
Item 4   Submission of Matters to a Vote of Security Holders:  None
Item 5   Exhibits and Reports on Form 8-K

                                ELGRANDE.COM INC.
                        Consolidated Financial Statements



                                February 29, 2000


                                  May 31, 1999





                              WILLIAMS & WEBSTER PS
                          Certified Public Accountants
                        Bank of American Financial Center
                           W 601 Riverside, Suite 1940
                                Spokane, WA 99201
                                 (509) 838-5111

                                ELGRANDE.COM INC.

                                TABLE OF CONTENTS



INDEPENDENT ACCOUNTANT'S REVIEW REPORT                                 F-1

FINANCIAL STATEMENTS

   Consolidated Balance Sheets                                         F-2

   Consolidated Statements of Operations and Comprehensive Loss        F-3

   Consolidated Statement of Stockholders' Equity                      F-4

   Consolidated Statements of Cash Flows                               F-5

NOTES TO FINANCIAL STATEMENTS                                          F-6

Elgrande.com, Inc.
1040 Hamilton Street, Suite 308
Vancouver, B.C.
Canada V6B 2R9

                     Independent Accountant's Review Report
                     --------------------------------------

We have reviewed the accompanying consolidated balance sheet of Elgrande.com, Inc. as of February 29, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the nine months ended February 29, 2000, and for the period from September 21, 1999 (inception) to February 29, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended May 31, 1999 were audited by us and we expressed an unqualified opinion on them in our report dated July 26, 1999, but we have not performed any auditing procedures since that date.

As discussed in Note 2, the Company's realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, WA
April 18, 2000

                                ELGRANDE.COM INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                      February 29,
 A S S E T S                                                              2000            May 31,
                                                                       (unaudited)         1999
                                                                     --------------     -----------
     CURRENT ASSETS
        Cash                                                             $ 127,641        $371,266
        Employee expense advances                                          101,360          18,920
        GST tax refundable                                                  44,067           9,657
        Prepaid expenses                                                      -             51,401
                                                                     --------------     -----------
           TOTAL CURRENT ASSETS                                            273,068         451,244

     PROPERTY AND EQUIPMENT
        Computer hardware                                                   97,972          82,292
        Furniture and fixtures                                              52,751          53,497
        Database and software                                              545,645         408,370
        Less accumulated depreciation and amortization                    (113,703)        (19,522)
                                                                     --------------     -----------
           TOTAL PROPERTY AND EQUIPMENT                                    582,665         524,637
                                                                     --------------     -----------
     OTHER ASSETS
        Deposits                                                            28,366          43,460
        Investments                                                         60,000            -
                                                                     --------------     -----------
           TOTAL OTHER ASSETS                                               88,366          43,460
                                                                     --------------     -----------

        TOTAL ASSETS                                                 $     944,099      $1,019,341
                                                                     ==============     ===========


L I A B I L I T I E S   &   S T O C K H O L D E R S '   E Q U I T Y
     CURRENT LIABILITIES
        Accounts payable                                             $     686,247      $   29,976
        Accounts payable, related party                                       -             25,000
        Accrued liabilities                                                 49,527           8,450
        Accrued interest                                                      -              5,811
        Stock over-subscription payable                                       -            112,000
        Current portion of long-term debt                                    7,791           7,257
        Loans payable                                                       30,000            -
                                                                     --------------     -----------
           TOTAL CURRENT LIABILITIES                                       773,565         188,494
                                                                     --------------     -----------

     LONG-TERM DEBT
        Lease, net of current portion                                       11,634          17,516
        Note payable, net of current portion                                  -             39,543
                                                                     --------------     -----------
           TOTAL LONG-TERM LIABILITIES                                      11,634          57,059
                                                                     --------------     -----------

        TOTAL LIABILITIES                                                  785,199         245,553

     COMMITMENTS AND CONTINGENCIES                                            -               -
                                                                     --------------     -----------

     STOCKHOLDERS' EQUITY
        Common stock, 200,000,000 shares authorized,
           $.001 par value; 12,157,479 and 11,118,800 shares
           outstanding, respectively                                        12,157          11,119
        Stock options and warrants                                       2,209,200               -
        Additional paid-in capital                                       3,724,536       1,952,671
        Accumulated deficit                                             (5,792,756)     (1,208,160)
        Accumulated other comprehensive income                               5,763          18,158
                                                                     --------------     -----------
        TOTAL STOCKHOLDERS' EQUITY                                         158,900         773,788
                                                                     --------------     -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $     944,099      $1,019,341
                                                                     ==============     ===========



   The accompanying notes are an integral part of these financial statements.



                                ELGRANDE.COM INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                              Three Months            Three Months           Nine Months           Nine Months
                                                 Ended                   Ended                  Ended                 Ended
                                            February 29, 2000       February 28, 1999      February 29, 2000    February 28, 1999
                                               (Unaudited)             (Unaudited)            (Unaudited)          (Unaudited)
                                            -----------------       -----------------      -----------------    -----------------

R E V E N U E S
    Sales                                    $      60,110          $            -         $     60,110         $        -
    Cost of Sales                                   61,873                       -               61,873                  -
                                            -----------------       -----------------      -----------------    -----------------
                                                    (1,763)                      -               (1,763)                 -

E X P E N S E S
    Consulting fees                                 83,279                  56,712            2,363,442            288,462
    Marketing and public relations                  74,797                  50,693              717,762             89,102
    Legal and professional fees                     36,466                  16,084              165,084             33,459
    Office and administration                      110,227                   8,614              730,331            155,137
    Software and internet services                  39,725                   4,420              306,376             17,390
    Depreciation and amortization                   39,408                       -               94,181              5,145
    Public and investor relations                        -                       -              204,197                  -
                                            -----------------       -----------------      -----------------    -----------------
    TOTAL OPERATING EXPENSES                       383,902                 136,523            4,581,373            588,695
                                            -----------------       -----------------      -----------------    -----------------

NET LOSS FROM OPERATIONS                          (385,665)               (136,523)          (4,583,136)          (588,695)

OTHER INCOME AND (EXPENSES)
    Interest expense                                     -                       -               (1,460)              (567)
                                            -----------------       -----------------      -----------------    -----------------
    NET LOSS                                      (385,665)               (136,523)          (4,584,596)          (589,262)

OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign currency translation gain (loss)       (12,395)                      -              (12,395)              (515)
                                            -----------------       -----------------      -----------------    -----------------

COMPREHENSIVE LOSS                           $    (398,060)         $     (136,523)          (4,596,991)        $ (589,777)
                                             ===============        =================      =================    =================

BASIC AND DILUTED NET LOSS PER
    COMMON SHARE                             $       (0.03)         $        (0.02)            ($.41)                (0.07)
                                             ===============        =================      =================    =================
BASIC AND DILUTED
    WEIGHTED AVERAGE NUMBER OF
       COMMON STOCK SHARES OUTSTANDING          11,148,088               8,586,725           11,148,088          8,586,725
                                             ===============        =================      =================    =================



   The accompanying notes are an integral part of these financial statements.


                                ELGRANDE.COM INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                               Accumu-
                                                                                                               lated
                                                        Stock Options                                          Other     Total
                                  Common Stock          and Warrants      Additional  Subscrip-                Compre-   Stock-
                              Number                 Number               Paid-in     tions       Accumulated  hensive   holders'
                              of Shares   Amount    of Shares   Amount    Capital     Receivable  Deficit      Income    Equity
                              ----------  -------   ----------  --------- ----------  ----------  ------------ --------  -----------
Issuance of common stock in
  April, 1998:
    for cash at $.001 per
    share
                               4,000,000  $ 4,000   $      -    $     -   $        -  $       -   $        -   $     -   $    4,000
    for cash at $.01 per
    share                      5,000,000    5,000          -          -       45,000          -            -         -       50,000

Loss for period ending,
  May 31, 1998                        -        -           -         -            -          -            -         -           -
                              ----------  -------   ----------  --------- ----------  ----------  ------------ --------  -----------
Balance May 31, 1998           9,000,000    9,000          -          -       45,000          -            -         -       54,000

Issuance of common stock
    for services at $.06 per
    share                        850,000      850          -          -       49,150          -            -         -       50,000

Issuance of common stock
    for cash and subscription
    at $1.00 per share
    less expense of
    $9,010                       943,800      944          -          -      933,846   (538,050)          -          -      396,740

Subscriptions received                -        -           -          -           -     538,050            -         -      538,050

Issuance of common stock
    for services                  25,000       25          -          -       24,975          -            -         -       25,000

Issuance of common stock
    for cash at $3.00
    per share                    300,000      300          -          -      899,700          -            -         -      900,000

Foreign currency translation
    gain                                                                                                         18,158      18,158

Loss for year ended, May 31,
    1999                              -        -           -          -            -          -    (1,208,160)        -  (1,208,160)
                              ----------  -------   ----------  --------- ----------  ----------  ------------ --------  -----------

Balance
    May 31, 1999              11,118,800   11,119          -          -    1,952,671          -    (1,208,160)   18,158     773,788

Issuance of common stock at
    an average of $1.68 per
    share and issuance of
    warrants at an average
    of $.16 per warrant          200,000      200    5,445,000  2,209,200    335,300          -            -          -   2,544,700


Issuance of common stock
    for cash at an average of
    $0.97 per share              468,333      468          -          -      454,580          -            -          -     455,048

Issuance of common stock
    for cash at $5.00
    per share                    153,000      153          -          -      764,847          -            -          -     765,000

Issuance of common stock for
    conversion of debt at        168,628      168          -          -      156,609          -            -          -     156,777
    $0.93 per share

Issuance of common stock
    for services at an
    average of $1.25              48,718       49          -          -       60,529          -            -          -      60,578
    per share

Loss for quarter ending
    February 29, 2000                 -        -           -          -            -          -    (4,584,596)        -  (4,584,596)

Foreign currency translation
   gain (loss)                        -        -           -          -            -          -            -    (12,395)    (12,395)
                              ----------  -------   ----------  --------- ----------  ----------  ------------ --------  -----------

Balance, February 29, 2000    12,157,479  $12,157    5,445,000  2,209,200 $3,724,536  $       -   $(5,792,756) $  5,763  $  158,900
                              ==========  =======   ==========  ========= ==========  ==========  ============ ========  ===========




   The accompanying notes are an integral part of these financial statements.



                                ELGRANDE.COM INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months        Nine Months
                                                                Ended              Ended
                                                             February 29,       February 28,
                                                                2000               1999
                                                             ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                               $(4,584,596)       $  (589,262)
      Adjustments to reconcile net loss
         to net cash used by operating activities:
            Depreciation and amortization                         94,181              4,279
            Services paid by issuance of common stock             35,577             75,000
            Options issued for consulting and compensations    2,044,700                  -
         Changes in:
            Other Receivables                                    (34,410)              (255)
            Prepaids                                              51,401            (16,320)
            Accrued liabilities                                   40,547                  -
            Accounts payable                                     656,271           (176,465)
            Employee advance receivable                          (82,440)                 -
                                                             ------------       ------------
      Net cash provided (used) in operating activities        (1,778,769)          (703,023)
                                                             ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Deposits returned                                           15,094
      Purchase of property and equipment                        (152,209)          (146,284)
      Investments                                                (60,000)                 -
                                                             ------------       ------------
      Net cash used in investing activities                     (197,115)          (146,284)
                                                             ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from loans                                         30,000                  -
      Payments on capital lease                                   (5,348)                 -
      Over-subscriptions payable                                       -            (90,000)
      Net proceeds from borrowing                                      -             17,275
      Issuance of stock and warrants                           1,720,001          1,038,790
                                                             ------------       ------------
                                                               1,744,653            966,065
                                                             ------------       ------------

Net increase in cash                                            (231,231)           116,758

      Foreign currency translation gain                          (12,395)            18,158

Cash, beginning of period                                        371,266            236,350
                                                             ------------       ------------

Cash, end of period                                          $   127,641        $   371,266
                                                             ============       ============

SUPPLEMENTAL DISCLOSURES:
      Cash paid for interest and income taxes:

         Interest                                            $         -        $         -
         Income taxes                                        $         -        $         -

NON-CASH INVESTING AND FINANCING ACTIVITIES
      Financing lease for equipment                          $         -        $    26,274
      Services paid by issuance of stock                     $    35,557        $    75,000
      Lease agreement paid with stock                        $    44,825        $         -
      Oversubscriptions satisfied with stock                 $   112,000        $         -
      Accounts payable, related party
         converted to common stock                           $    25,000        $         -




   The accompanying notes are an integral part of these financial statements.

                                ELGRANDE.COM INC.
                 Notes to the Consolidated Financial Statements
                       February 29, 2000 and May 31, 1999


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Elgrande.com Inc., formerly Intellicom Internet Corp (hereinafter "the Company"), was incorporated in April 1998 under the laws of the State of Nevada primarily for the purpose of developing and marketing internet applications, specifically for books, software, audio and video media, and computer games. The name change to Elgrande.com Inc. was effective on September 19, 1998. The Company maintains an office in Vancouver, British Columbia, Canada.

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


As shown in the accompanying financial statements, the Company incurred a net loss of $385,665 and $4,584,596 for the three months and nine months ended February 29, 2000, respectively. The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company's products. Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

                                ELGRANDE.COM INC.
                 Notes to the Consolidated Financial Statements
                       February 29, 2000 and May 31, 1999



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting. In 1999, the Company changed its year end from November 30 to May 31.


Basic and Diluted
-----------------
The Company has adopted Statement of Financial  Accounting  Standards  Statement
(SFAS) No. 128, Earnings Per Share. Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be antidilutive.


Cash and Cash Equivalents
-------------------------
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.


Provision for Taxes
-------------------
At February 29, 2000, the Company had net operating accumulated loss of approximately $5,750,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.


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


Year 2000
---------
Like other companies, Elgrande.com Inc., could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment and elevators, etc. At this time, the Company does not have any evidence of problems associated with the year 2000 issue.

                                ELGRANDE.COM INC.
                 Notes to the Consolidated Financial Statements
                       February 29, 2000 and May 31, 1999


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation and amortization are five to seven years. The following is a summary of property, equipment and accumulated depreciation and amortization:


                          February 29,             May 31,
                             2000                   1999

                          ------------          ------------


Computers                 $    97,972           $    82,292
Furniture and fixtures         52,751                53,497
Database and software         545,645               408,370

                          ------------          ------------

    Total Assets              723,359               544,159
Less accum depreciation
  and amortization           (113,703)              (19,522)

                          ------------          ------------

    Net Assets            $   582,665           $   524,637

                          ============          ============

Depreciation and amortization expense for the nine months ended February 29, 2000 and the year ended May 31, 1999 were $94,181 and $16,015, respectively.


NOTE 4 - INTANGIBLE ASSETS

During 1998, Elgrande.com Inc. incurred organization costs of $106,000. These organization costs were being amortized over the useful life of sixty months beginning September 1, 1998. In accordance with SOP 98-5 (effective for fiscal years beginning after December 15, 1998), the Company has written off its organization costs in the year ending May 31, 1999, thereby incurring a charge of $106,000.


The Company has capitalized, as of February 29, 2000 and the year ended May 31, 1999, amounts of $545,645 and $408,370, respectively, which is the contractual cost of data base software purchased from an independent software supplier. No portion of this software was internally developed and, accordingly, there are no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of this software--which was purchased solely for internal use and will not be marketed externally--have been capitalized.

                                ELGRANDE.COM INC.
                 Notes to the Consolidated Financial Statements
                       February 29, 2000 and May 31, 1999


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


At May 31, 1999 the Company's third stock offering was over-subscribed by $112,000 and at November 30, 1998 the Company's second stock offering was over-subscribed by $90,000. These amounts were recorded on the Company's balance sheets as a current liability. The overage of $90,000 was repaid to subscribers in December 1998. The overage of $112,000 has subsequently been converted to a loan. See Note 11.

At May 31, 1999, 25,000 shares of common stock had been granted but not issued. The Company valued these services at $25,000 and accordingly has recorded an accrual for this amount. During the nine months ended February 29, 2000 the stock was issued.

During the nine months ended February 29, 2000, common stock shares were issued for cash, services and debt conversion. The following common stock shares were issued: 621,333 shares were issued for $.97 to $5.00 per share; 200,000 shares were issued with 1,000,000 warrants attached with the stock valued at $1.68 per share and the warrants at an average value of $.16 per warrant; 168,628 shares for $.93 per share; and 48,718 shares for services for $1.00 to $1.50 per share.


NOTE 6--STOCK OPTIONS

On February 29, 2000, the Board of Directors authorized the exercise of options to the Company's former President to acquire 135,000 common stock shares for $1.00 per share.

On June 11, 1999, the Board of Directors approved the Elgrande.com, Inc., 1999 Stock Option Plan. This plan allows the Company to distribute up to 5,000,000 shares of common stock shares to officers, directors, employees and consultants through the authorization of the

                                ELGRANDE.COM INC.
                 Notes to the Consolidated Financial Statements
                       February 29, 2000 and May 31, 1999


NOTE 6--STOCK OPTIONS (Continued)

Company's Board of Directors. The Board of Directors also granted options to acquire 4,445,000 common stock shares at $3.00 per share before June 11, 2004. The Company's executive officers and directors were granted 4,150,000 of these options.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made to estimate fair value: the risk-free interest rate is 5%, volatility is .5%, and the expected life of the options is five years. Accordingly, $34,500 was recorded as compensation and $2,010,200 was recorded as consulting fees.

In September 1998, the Company adopted the Elgrande.com Inc. 1998 Directors and Officers Stock Option Plan, a non-qualified plan. This plan allows the Company to distribute up to 1,000,000 shares of common stock to officers, directors, employees and consultants through the authorization of the Company's Board of Directors. In November 30, 1998, the Company issued 850,000 common stock shares for the services of consultants.

The Company valued these services at $50,000. The shares issued include negotiation rights and began to vest in April, 1999 with 20% of shares vesting every six months until the consultants are fully vested in their shares. See
Note 7.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 5% and expected life is 5 years. During the year ending May 31, 1999, the Company issued 1,000,000 common stock options that may be exercised at any time before March 15, 2004 at $1.00 per share. The strike price of these options exceeds the options' minimum value calculated using the Black-Scholes model therefore, no compensation costs have been recognized pursuant to Financial Accounting Standard No.123.

The following is a summary of stock option activity:


                                                          Weighted
                                        Number            Average
                                          of              Exercise
                                        Shares             Price
                                   ---------------      ------------

Outstanding at 4-8-98 (inception)         850,000             $0.06
Granted                                 1,000,000              1.00
Exercised                                   -                   -
Forfeited                                   -                   -

                                   ---------------      ------------
Outstanding at 5-31-99                  1,850,000             $0.57
                                   ===============      ============

Options exercisable at 5-31-99          1,170,000             $0.86
                                   ===============      ============

Weighted average fair value of
   options granted during 1999
                                            $1.00

                                   ===============

                                ELGRANDE.COM INC.
                 Notes to the Consolidated Financial Statements
                       February 29, 2000 and May 31, 1999


NOTE 6--STOCK OPTIONS (Continued)


                                                          Weighted
                                        Number            Average
                                          of              Exercise
                                        Shares             Price
                                   ---------------      ------------

Outstanding at 5-31-99                  1,850,000       $       .57
Granted                                 4,445,000              3.00
Exercised                                (135,000)             1.00
Forfeited                                    -                   -

                                   ---------------      ------------

Outstanding at 2-29-00                  6,160,000       $      2.26

                                   ===============      ============

Options Exercisable at 2-29-00          5,650,000       $      2.52

                                   ===============      ============

Weighted average fair value of
   options granted during 2000             $3.00

                                   ===============


NOTE 7 - RELATED PARTIES

Certain consultants which received common stock under the Company's non-qualified stock option plan are related to the Company's directors and stockholders. Of the 850,000 shares issued to consultants, 187,500 shares were issued to family members of directors who provided services to the Company. See
Note 6.


The Company paid $66,000 for legal and consulting services to a company partially owned by the step-father of one of the directors of Elgrande.com, Inc.

During the year ending May 31, 1999, the Company paid its officers and directors $249,000 in consulting fees. During the nine months ending February 29, 2000, the Company paid its officers and directors $79,381 in consulting fees.


NOTE 8 - COMMITMENTS AND CONTINGENCIES


Lease Commitments
-----------------
The Company leases office space in Vancouver, B.C., Canada from Yaletown Centre Investment Ltd. for $4,488 per month. The lease is effective from September 1, 1998 to August 31, 2001. The terms of the lease required the Company to give the lessor a $5,407 refundable security deposit.


Future minimum rental commitments under the operating lease are as follows:


Year Ending May 31, 2000 (three months)   $ 13,464
Year Ending May 31, 2001                    53,856
Year Ending May 31, 2002                    13,464
                                           -------
                                          $ 80,784

                                ELGRANDE.COM INC.
                 Notes to the Consolidated Financial Statements
                       February 29, 2000 and May 31, 1999


NOTE 8 -  COMMITMENTS AND CONTINGENCIES (Continued)

The Company leases telephone equipment under a capital lease expiring June 23, 2002. The asset and liability under the capital lease is recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Depreciation of the asset under capital lease is included in depreciation expense at May 31, 1999 and February 29, 2000


Future minimum lease commitments under capital lease are as follows:


Year Ending May 31, 2000 (three months)     $  1,814
Year Ending May 31, 2001                       7,977
Year Ending May 31, 2002                       8,969
Year Ending May 31, 2003                         665
                                            ----------
                                            $ 19,425


Database Development
--------------------
The Company's purchase commitment for services to develop a database at November 30, 1998 totaled $247,000, of which $72,800 was paid in 1998 and the balance of $174,200 was paid by March 1999.


NOTE 9 - TRANSLATION OF FOREIGN CURRENCY

The Company has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year, except gains or losses relating to long-term debt which are deferred and amortized over the remaining term of the debt. Non-monetary assets and liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.


NOTE 10 - CONCENTRATION OF CREDIT RISK FOR CASH HELD AT BANKS

The Company maintains cash balances at two banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At May 31, 1999 the cash balance at one institution exceeded this insured amount by $190,234. At February 2000, the cash balance at one institution exceeded this insured amount by $2,923.

                                ELGRANDE.COM INC.
                 Notes to the Consolidated Financial Statements
                       February 29, 2000 and May 31, 1999


NOTE 11 - NOTES PAYABLE


Short-term
----------
The Company's short-term loan payable of $112,000 is unsecured, noninterest-bearing, payable upon demand or, at the option of the noteholder, convertible into common shares of restricted stock under Rule 144 at $1.00 per share. This note was converted to common stock in November 1999.


Long-term
---------
The Company's long-term debt consists of a note secured by furniture and computers for $47,000. The terms of this agreement call for a balloon payment of all principal on November 30, 2000. The Company's management expects to pay this amount by the due date of the loan, which does not contain a stipulated rate of interest. Upon origination, the estimated current value of this debt was $39,543. Imputed interest accrued at 8% per annum from November 30, 1998 to May 31, 1999 was $4,753 and interest accrued from September 15, 1998 to November 30, 1998 was $529. This note including accrued interest was converted to common stock in November 1999.

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


RESULTS OF OPERATIONS

There are revenues of $60,100 February 29, 2000, representing sale of merchandise, versus zero revenues as at May 31, 1999. The Company activated its web site for test purposes in June 1999 and is fully operational as of January 1, 2000.

A summary of expenses for the quarter ending February, 2000 compared to the same period in 1999 is as follows:

                                              2000               1999
                                            -----------------------------
  Consulting                                 83,279             56,712
  Marketing and public relations             74,797             50,693
  Software and internet fees                 39,725              4,420
  Administration and other                  146,693             25,490
  Depreciation and amortization              39,408                  0
                                            -----------------------------
                                            383,902            137,315

Marketing charges include payments to an unaffiliated company hired to handle all advertising, design and implementation of marketing program. These payments amount to $643,159 to February 29, 2000. For the 3 month period ended February 29, 2000, payments to this company was $0 versus $0 for the same period in 1999.

Software costs include database development costs incurred of $836,257 to February 29, 2000. Elgrande began operating under its own developed database in January 2000, thereby eliminating ongoing expenses incurred through Macdonald Harris & Associates accruing in the approximate amount of $10,000 per month. While the company continues to develop this database site, it is currently identifying and sourcing technology partners to assist in the growth of its database technology.

Administration costs include payroll costs of $296,690 and general office expenses of $374,961 to February 29, 2000, compared to $8,614 for the three month period ended February 29, 1999, which had a fiscal year beginning November 30, 1998.

The Company budgeted its cash requirements in order to develop the web based contact management system, and the central database that holds product data. To date, costs have been within the established budget. The site was activated on June 2, 1999 for test purposes.


LIQUIDITY AND CAPITAL RESOURCES

The Company currently has insufficient cash to finance its operations, but is actively securing additional financing to meet its growth plans. The investor for $2,000,000 of the private placement financing for $2,500,000 announced in February 2000 has defaulted on its subscription agreement. The Company only received investment of $500,000 from the four other investors. The Company cannot rely upon the completion of this private placement. An estimated $3 million is believed necessary to fully execute the Company's plan of operations.

To date, the Company has financed its development stage by the sale of common stock. At February 29, 2000, the Company had 12,295,489 shares outstanding and had raised approximately $3,901,193. These funds were used mainly to develop the database site, and purchase computer equipment and software. The Company had a cash balance of $127,641 as at February 29, 2000. In the quarter ended February 29, 2000, the company issued 392,051 shares for cash and subscriptions for a total of $690,577.

Part II - Other Information

Item 1 - Legal Proceedings: There are no proceedings to report.

Item 2. - Changes in Securities:

In the quarter ended February 29, 2000, the following transactions involving common stock issuance took place:

o In January, 2000, $52,291.53 CAD of a Company's debt of $104,583.06 paid by way of issuance of 23,718 restricted shares of common stock.

o A private placement of 100,000 shares of restricted common stock in the amount of $250,000 at $2.50 per share was made single accredited investor in February, 2000.

o In January, 2000, 33,334 shares of restricted common stock for $20,000 was raised by a private placement to a single accredited investor at $0.60 per share.

o In February, 2000, 200,000 shares of restricted common stock for $500,000 was raised from four accredited investors at $2.50 per share.

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

EL GRANDE.COM, INC.

Dated: April 20, 2000


/s/ JAMES WEST
-------------------------------------------------
   James West, President, Chief Executive Officer