Form 10KSB
period 2000-05-31
ELGRANDE COM INC
filed 2000-08-29
CIK 1073362

(THIS SPACE LEFT INTENTIONALLY BLANK)

















DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt EXCEPT WHERE INDICATED OTHERWISE WITHIN THE TEXT

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE  SECURITIES
                              EXCHANGE ACT OF 1934

     For  the  fiscal  year  ended  May  31,  2000

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
                              EXCHANGE ACT OF 1934

                                ELGRANDE.COM INC.
                               ------------------
                 (Name of small business issuer in its Charter)

           Nevada                                           88-0409024
------------------------------------              -----------------------------
(State  or  other  jurisdiction of                   (I.R.S.  Employer
Incorporation  or  organization)                         Identification  No.)

1040 Hamilton Street, Suite 308, Vancouver, B.C., Canada               V6B2R9
---------------------------------------------------------            ----------
(Address  of  principal  executive  offices)                         (Zip Code)

                     Issuer's telephone number: 604-689-0808

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

                                      NONE

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                 (Title of Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The  issuer  had  revenues  of $ 232,717 for the fiscal year ended May 31, 2000.

As of August 25, 2000, the aggregate market value of the Common Stock held by non-affiliates (based upon the last reported price on the bid-ask average on the OTC Bulletin Board) on August 25, 2000) was approximately $4,882,010. As of August 25, 2000, there were 12,295,479 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                           FORWARD LOOKING STATEMENTS

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on the Company's current expectations as to future events. In the light of the uncertainties in the potential markets for the Company's planned products, the forward-looking events and circumstances discussed in this document might not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL  INTRODUCTION

Elgrande.com Inc. ("Elgrande", the "Company", "we" or "us") is an e-commerce company that gives both retail and business consumers direct access to manufacturers and distributors through its proprietary ShopEngine software solution. The Company was founded in April of 1998 and, through the Company's website Elgrande.com, began selling books, music, and videos on line from its principal supplier/partner, Baker and Taylor Inc, on June 2, 1999.

The enabling software for the Elgrande business model is called ShopEngine . ShopEngine is a set of e-commerce applications together with an associated database of aggregated products that together enable browsing, purchase, and fulfillment of orders, and support of products in both B2B and B2C commerce. ShopEngine allows participating suppliers to administer their product databases and pricing structure in real time via automated pull technologies and manual interface entry through the Internet. The ShopEngine database can include any number of suppliers of all types of merchandise in any product and/or service category.

We  believe  that  ShopEngine  is  attractive  to  suppliers  because  it:

-     provides  a  low  cost  e-commerce  point  of  presence;
-     is  not  product  dependant;
-     is  not  geographically  or  linguistically  limited;
- enables a e-commerce revenue stream that does not impact existing supply channels and associated revenue streams;
-     creates  a  direct  relationship  with  the  end  user;
-     protects  and  enhances  land-based  retail  outlets'  sales;  and
-     expands  the  customer  data  base.

Development of the ShopEngine application began during the summer of 1998 and is ongoing. Currently version 2 of the ShopEngine is operational on the Elgrande web site. Development is underway on ShopEngine version 3. Elgrande contemplates Beta testing of version 3 sometime early in 2001.

As a direct consequence of the ShopEngine technology, Elgrande expects to derive revenues from several independent but related sources:

     TRANSACTION  FEES

A fee structure based on a percentage of the transaction value combined with a commitment volume of transactions would form the principal initial revenue stream for Elgrande throughout the Phase 1 implementation process. A per item fee and/or revenue sharing option would be offered to each of our ShopEngine affiliate e-commerce sites depending on the nature of the outlet - small business web site, shopping portal, ISP partner, etc.

     SPONSORSHIP  FEES  AND  BANNER  ADVERTISING

Elgrande is actively seeking contracts with major corporate sponsors who will typically sign longer term agreements for exclusive rights to advertise their products and/or services on sections of the site with specific content, and subsequently, specific demographic appeal. The Company will also market banner ad inventories to corporate clients who may wish to contract for shorter terms.

     LICENSING  FEES

Elgrande plans to license components of the ShopEngine to Internet Service Providers (ISP) who may wish to offer a low cost e-commerce mechanism to their client sites as part of their move towards becoming Application Service
Providers  (ASPs)  and  E-commerce  Service  Providers  (ESPs).

     DEMOGRAPHIC  DATA  SALES

Elgrande plans to market its accumulated demographic data available for purchase by marketing organizations and others who may wish to extrapolate behavioral patterns from the purchasing habits of its customers and visitors. This will be on an "opt in" basis and could provide additional revenue opportunities in subscription based email marketing.

     SUPPLIER  INCENTIVES

In certain industries (home video and music, for example), manufacturers and suppliers will make available to retailers who have higher volumes of sales, funds to offset and encourage advertising of their (suppliers') products more prominently. Typically, these incentives will encompass 2 - 3% of gross sales of that supplier's product sales on the site.

     ADDITIONAL  POTENTIAL  AREAS  FOR  REVENUE

1.     custom  work  on  a  contract basis for the integration of the ShopEngine
2. Call Center Management Outsourcing on behalf of the suppliers and retailers of the ShopEngine
3.     fulfillment  and  logistics  support  for  suppliers  of  the  catalogue
4.     Cross  promotion  and  bundling  of  products  from  multiple  suppliers.

TECHNOLOGY  VISION

Elgrande  is developing a dynamic online database of consumer (B2C) and business
(B2B) product and inventory information. This database would ultimately be world wide and comprise thousands of suppliers across a wide range of product categories. The database is offered as a syndicated catalogue to ISPs, existing e-commerce sites, and sites that desire an e-commerce revenue stream with very little startup cost. E-commerce consumers could place orders through a ShopEngine Affiliate's web site, or through one of the widely distributed
ShopEngine interfaces, and the order would be fulfilled directly from the product supplier, manufacturer or through their primary fulfillment network. ShopEngine would be updated continuously by suppliers through a secure Internet connection that ensures protection of sensitive information, as well as ensuring up to date product availability status and accurate product order tracking.

ShopEngine would be distributed widely to Web Presence Providers (WPP's), Suppliers, and web site operators who wish to incorporate a low-cost, revenue-generating e-commerce component that is relatively maintenance free and profitable from day one. With the use of Application Service Provider architecture (ASP) every time an existing web site is added to the ShopEngine network, their entire installed base of customers become potential buyers for all of the products listed in the ShopEngine.

Offering a single access point for product suppliers to offer their inventory to thousands of e-commerce outlets in multiple languages, and a low cost instant e-commerce component to web site developers, ShopEngine is an economical option for all those who wish to partake in the exciting e-commerce market without huge investments in time, capital and manpower.

SHOPENGINE

The  three  principal  ShopEngine  Solution  Components  are:

1.     SHOPENGINE  PROCUREMENT  AND  VENDOR  FRAMEWORK

The ShopEngine Framework is a complete and flexible platform upon which corporate clients with consumer and business merchandise can participate and manage their e-commerce sales and distribution channels. The methodologies and business rules that comprise the Framework ensure ease of account management for business partners and smooth flow-through in all aspects of the supply chain. The Fulfillment Engine component and Customer Relationship Management components provide an e-commerce framework that guarantees higher than normal customer satisfaction while preventing channel conflicts between suppliers.

Aimed at small to mid-size manufacturers and first-tier suppliers, this system would drive revenue to the Company in the form of integration fees and ongoing per-transaction fees.

2.     SHOPENGINE  SUPPLIER  PLATFORM

Suppliers are manufacturers and distributors with an established retail network for whom ShopEngine will create a sourcing and shipping environment for a low initial fee, but from whom a fee shall be extracted for each sale of the suppliers' products. ShopEngine would make the suppliers' products, which will typically be name brand manufacturers' consumer oriented products, available to a retail audience through its ShopEngine Affiliate Site Network.

Typically, suppliers encounter a high cost of entry when moving into e-commerce. High cost-of-entry is often a barrier to participation and may effectively eliminate suppliers with product lines that would otherwise provide a lucrative revenue stream through e-commerce transactions. The ShopEngine Supplier framework is formatted in a "Low cost for entry" configuration to minimize the cost-of-entry barrier and entice supplier participation.

The framework enables the suppliers' existing supply chain to be managed over the Internet through the ShopEngine proprietary systems. Essentially, a "light" version of the system would be provided, allowing the supplier to sample for free the capabilities and features. The objective is to eventually convert the supplier into a full paying client by working closely to develop an enterprise-wide dependency.

3.     AFFILIATES

The ShopEngine Affiliate Program is specifically designed to provide an e-commerce environment to content oriented destination web sites who would benefit from an expanded product offering that is customizable according to the format of each site.

The ShopEngine Affiliate sites access a user interface that is customized by the affiliate and is password protected. The affiliates could select product information from within the available inventory in the ShopEngine databases, assign these to be featured alongside content that is relevant to the product, and check accesses, sales and account balances for their customers.

Customers who select the item to be added to a shopping cart are taken to the shopping cart environment on the servers of the ShopEngine for a brief confirmation message. A click of the mouse takes them back to the affiliate site where they may continue to peruse the information available there and also continue to add items to the shopping basket. At the conclusion of the visitor's session, a reminder notifies the user of the contents of the shopping basket, presents the option to save for later, checkout now, or return to the affiliate site. The payment processing occurs through ShopEngine servers. This way, the Affiliate site does not lose their shopper to another web site, as is the case, for example, in the Amazon Affiliate Program.

POTENTIAL  MARKETS

The ShopEngine system is designed with the flexibility to address multiple languages, currencies and regional distribution points. This architecture provides a platform for expansion that addresses the borderless nature of the Internet. With a focus on both North America and the Pacific Rim, Elgrande is establishing relationships with Distribution, Fulfillment and Regional WPP's to accelerate the deployment of the ShopEngine.

Both internal and external market research indicate that the growth of demand for e-commerce is outstripping the ability of smaller regional and focused topic sites to fulfill on this demand. With the continued demand for these sites to deliver positive cash flow Elgrande is positioned to capitalize on this opportunity.

North America is experiencing an exponential growth in online sales that provides a relatively untapped marketplace for a syndicated catalog service like the ShopEngine .

Japan is also experiencing rapid e-commerce growth, is grossly under serviced relative to the demand and represents an even larger opportunity for the ShopEngine . Discussions are in progress to establish a key alliance and, through this alliance, secure access to the Japanese market with a focus on bringing both international and domestic products to this market through a very rapid deployment process.

IMPLEMENTATION  STRATEGY

Our  original  business  plan  was  based  solely  on  "disintermediation", i.e.
providing a web site that would permit direct manufacturer to customer transactions, by use of our ShopEngine technology. We now intend also to commence offering our ShopEngine model to smaller and mid-sized businesses and to host their e-commerce operations.

The evolving reality of the Internet combined with many corporations' cautious approach to the new e-commerce channel has made it difficult for the original Elgrande.com business model to be implemented. The rate of growth and available revenue that has been generated to date has been deemed unacceptable by the Company's management. Careful ongoing analysis has compelled the development of additional avenues for business and revenue growth.

In order to shorten the ShopEngine development cycle and gain an on-line presence, Elgrande created a retail e-commerce web site - elgrande.com. This site is an analogue of a typical site that will use the ShopEngine platform and is being used as a testing ground for the continuing ShopEngine development. At this business to consumer (B2C) web site consumers can purchase books, videos, music CD's and arrange hotel room reservations at discounted rates. Baker & Taylor, a leading book, video and music distributor in the United States, supplies all of the books, videos and music that we sell. Hotel room reservations are made through Hotel Reservations Network, a majority-owned subsidiary of USA Networks Inc.

The following table shows gross revenues from sales of books, CDs and videos on our web site in each month of our last fiscal year.

            June'99     July      Aug.      Sept.      Oct.      Nov.     Dec.
            --------  --------  --------  --------  --------  --------  --------
Sales            906       752       810     1,639     2,310     4,044     3,671

             Jan.'00    Feb.      Mar.       Apr.     May
            --------  --------  --------  --------  --------
Sales         16,825    29,154    48,792    59,213    64,601

Through the development of ShopEngine we plan to continue to introduce product categories that are suitable for distribution on the Internet, and where sales opportunities are identified. Our strategy entails the establishment of product categories by developing partnerships with major known consumer brands as well as with less known, up-and-coming manufacturers. This would ensure the broadest possible selection within each of the product categories.

Our contemplated pricing structure is wholesale price, as provided by the supplier, plus the cost of processing the transaction, plus a flat rate fee on each item purchased.

In further development the Company will identify three different tiers of corporate clients for whom the ShopEngine architecture would provide an attractive option to e-commerce web site infrastructure that is superior in most aspects compared to more expensive alternatives.

The cash-flow shortages that many developing e-commerce based companies have experienced have caused many publicly funded corporations to re-evaluate their e-commerce strategies. This has created opportunity for Elgrande.com. Further
ShopEngine development has been specifically focused to incorporate multiple sources of both customers and products, which means its centrally managed architecture can provide reduced costs of participation for both the Company and its corporate clients.

Version 3 of the ShopEngine includes the ASP model. Version 3 will allow us to target the niche area of online e-commerce wherein we will offer small to mid-sized vendors a web presence using our online facilities and systems. In the business-to-consumer (B2C) environment this means the sale of individual goods to consumers who come to the client's public (Internet) web site (similar to the transactions presently carried out through the Elgrande.com web site). Fulfillment of goods to the customer and accurate remittance of funds from the customer to the client through acceptable payment methods will all be core features of ShopEngine .

In the supply chain environment typical of most distribution and re-sale organizations, the movement of various products to fulfillment locations and storage facilities requires tracking and associated inventory management. In most cases the client would pay a fee and would get access to a full suite of tools to address integration with their accounting, transactional, inventory and fulfillment processes. In addition they would gain access to a set of tools allowing them, in real time, to populate the catalog, set price and discount levels, and distribution requirements.

Website operators would be able to access supplier information, access to a catalog of products, define the products to be presented on their site, and easily integrate catalog display, shopping cart, customer profiling components and transaction clearing into their web site.

FINANCIAL  PICTURE

Elgrande, through the Company's Elgrande.com retail web site, generated gross revenue of $232,717 through the sale of books, CD's and discount travel. Seventy four (74%) percent of this revenue was realized in the final quarter as activity on the company's Elgrande.com site ramped up. The corresponding cost of sales was $324,810 for a net loss on retail operations of $92,093 in our fiscal year ended May 31, 2000. The Company expected a loss on sales as a consequence of a deliberate decision to offer merchandise at a deeper discount than our e-commerce competitors. This was done in order to develop market share, establish a customer base and provide the company with an operational in-house test site for development of the ShopEngine version 3. Effective August 15, 2000 we have adjusted the price structure of all products available through our Elgrande.com site to reflect our cost of goods plus a small markup.

As a consequence of ongoing ShopEngine software development and supplier marketing plus operation of the Elgrande.com site, as at May 31, 2000, the Company's liabilities exceeded its assets by $142,760. As a result, there is a significant risk that without continued access to adequate development funds, the company may be forced to cease our business operations due to insufficient cash flow or to actions that could be taken by one or more of our creditors. As of August 24, 2000, none of our creditors has initiated legal action.

Elgrande has continually been required to raise funds for our ongoing development and on-line operations, which have not been and are not now profitable. There can be no assurance that such financing will continue to be available in amounts or on terms acceptable to the Company, if at all.

RISK  FACTORS

In evaluating the Company, the following risk factors should be carefully considered.

1.     Limited  Operating  History;  Operating  Losses

The Company was founded in April 1998 and began operating its elgrande.com web site on June 2, 1999. Accordingly, we have had limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, maintain and increase our customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade our technology and transaction-processing systems, improve our web site, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

2.     Unpredictability  of  Future  Revenues

As a result of our limited operating history and the emerging nature of the markets in which we compete, we are unable to accurately forecast our revenues. Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are to a large extent fixed. Sales and operating results generally depend on the volume of, timing of and ability to fulfill orders received, and competitive conditions, which are difficult to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would have an immediate adverse effect on our business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on our business and financial condition and results of operations.

3.     Seasonality

We expect that we will experience seasonality in our business, reflecting a combination of seasonal fluctuations in Internet usage and traditional retail seasonality patterns. Internet usage and the rate of Internet growth may be expected to decline during the summer. Further, sales in the traditional retail book industry are significantly higher in the fourth calendar quarter of each year than in the preceding three-quarters.

4.     Capacity  Constraints

A key element of our strategy is to generate a high volume of traffic on, and use of, our web site. Accordingly, the satisfactory performance, reliability and availability of our web site, transaction-processing systems and network infrastructure are critical to our reputation and its ability to attract and retain customers and maintain adequate customer service levels. Our revenues depend on the number of visitors who shop on our web site and the volume of orders it fulfills. Any system interruptions that result in the unavailability of our web site or reduced order fulfillment performance would reduce the volume of goods sold and the attractiveness of our product and service offerings. Any substantial increase in the volume of traffic on our web site or the number of orders placed by customers will require us to expand and upgrade further our technology, transaction-processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our web site or timely expand and upgrade our systems and infrastructure to accommodate such increases.

5.     Reliance  on  Internally  Developed  Systems  &  System Development Risks

We use an internally developed system for our web site, search engine and substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, inventory management and shipping. We intend to upgrade and expand its transaction-processing systems and to integrate newly developed and/or purchased modules with its existing systems in order to improve its accounting, control and reporting methods and support increased transaction volume.

Our  inability  to:

-     add  additional  software  and  hardware;
- further develop and upgrade our existing technology and transaction processing systems;
- improve our network infrastructure to accommodate increased traffic on our web site; and
-     realize increased sales volume through our transaction-processing systems;

may  cause:

-     unanticipated  system  disruptions;
-     slower  response  times;
-     degradation  in  levels  of  customer  service;
-     impaired  quality  of  service  and  speed  of  order  fulfillment;  and
-     delays  in  reporting  accurate  financial  information.

In addition, although we have systems in place and we constantly work to prevent unauthorized access to Company data, it is impossible to completely eliminate this risk. There can be no assurance that we will be able, in a timely manner, to effectively upgrade and/or expand our transaction-processing system or to smoothly integrate any newly developed or purchased modules that management may decide are necessary, with our existing systems. Any inability to do so would have a material adverse effect on our business, prospects, financial condition and results of operations.

6.     System  Failure

Our success, in particular our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Substantially all of our computer and communications hardware is located at a single leased facility in Vancouver, British Columbia. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events.

We do not presently have redundant systems or a formal disaster recovery plan and do not carry sufficient business interruption insurance to compensate us for losses that may occur. Despite the implementation of network security measures by us, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing risks could have a material adverse effect on our business, prospects, financial condition and results of operations.

7.     Dependence  on  Continued  Growth  of  Online  Commerce

Our future revenues and any future profits are substantially dependent upon the widespread acceptance and use of the Internet and other online services as an effective medium of business to business and business to consumer commerce. Rapid growth surrounding the Internet, the web and online services is a recent phenomenon. There can be no assurance that acceptance and use will continue to develop or that a sufficiently broad base of consumers will continue to use the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and there exist few proven services and products. We rely on consumers who have historically used traditional means of commerce to purchase merchandise. For us to be successful, these consumers must accept and utilize novel ways of conducting business and exchanging information.

In addition, the Internet and other online services may not be accepted as a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. Yet the Internet and other online services continue to experience significant growth in the number of users and their frequency of use. Also with an increase in their bandwidth requirements, there can be no assurance that the infrastructure for the Internet and online services will be able to support the demands placed upon them. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required for handling of increased levels of Internet activity. Another factor to consider is increased governmental regulation.

Changes in or insufficient availability of telecommunications services to support the Internet or other online services also could result in slower response times and adversely affect usage of the Internet and other online services generally and us in particular. Our business, prospects, financial condition and results of operations would be materially adversely affected if:

- use of the Internet and other online services does not continue to grow or grows more slowly than expected;
- infrastructure for the Internet and other online services does not effectively support growth that may occur;
- if the Internet and other online services do not become a viable commercial marketplace.

8.     Rapid  Technological  Change

To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of the Elgrande.com online service. The Internet and the online commerce industry are characterized by:

-     rapid  technological  change  ;
-     changes  in  user  and  customer  requirements  and  preferences;
-     frequent new product and service introductions embodying new technologies;
-     the  emergence  of  new  industry  standards  and  practices.

These could render our existing web site and proprietary technology and systems obsolete.

Our success will depend, in part, on our ability to license leading technologies useful in its business, enhance its existing services, develop new services and technology that address the increasingly sophisticated and varied needs of its prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our web site and other proprietary technology entails significant technical and business risks. There can be no assurance that we will successfully use new technologies effectively or adapt our web site, proprietary technology and transaction-processing systems to customer requirements or new emerging industry standards.

If we are unable to adapt in a timely manner to technical, legal, financial to changing market conditions or customer requirements, our business, prospects, financial condition and results of operations would be materially adversely affected.

9.     Key  and  Additional  Personnel

Although we have consulting agreements with certain of our key personnel, we maintain no "key person" life insurance policies, and our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

10.     Online  Commerce  Security  Risks

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms used by us to protect customer transaction data. If any such compromise of our security were to occur, it could have a material adverse effect on our reputation, business, prospects, financial condition and results of operations. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the web in particular, especially as a means of conducting commercial transactions. To the extent that our activities or those of third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. There can be no assurance that our security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on our business, prospects, financial condition and results of operations.

INTELLECTUAL  PROPERTY

We have obtained the trademark for ShopEngine in Japan and the European Union. In the United States, the examiner, as a result of what appears to be informal opposition, required an amended description and then refused the application. We have since filed an appeal to the decision.

COMPETITION

The online commerce market, particularly over the Internet, is new, rapidly evolving and intensely competitive, which competition we expect to intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new sites at a relatively low cost. In addition, the retail intellectual merchandise industry is intensely competitive.

We currently are competing and will potentially compete with a variety of companies engaged in e-commerce activities. Currently, our competitors include: various on-line booksellers and vendors of other information-based products such as CDs and videotapes, for example Amazon.com; a number of indirect competitors that specialize in online commerce or derive a substantial portion of their revenues from online commerce, for example America Online, Inc. and Yahoo; Microsoft Corporation, through which other bookstores may offer products; and retail vendors of books, music and videotapes, including large specialty booksellers, with significant brand awareness, sales volume and customer bases, for example Barnes & Noble, Inc. and Borders Group, Inc.

We believe that the principal competitive factors in our market are brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of editorial and other site content and reliability and speed of fulfillment. Many of our potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than us.

In addition, online retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Certain of our competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to web site and systems development than us. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise.

There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us have a material adverse effect on our business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on our business, prospects, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on us. For example, client-agent applications that select specific titles from a variety of web sites may channel customers to online booksellers that compete with us. In addition, companies that control access to transactions through network access or web browsers could promote our competitors or charge us a substantial fee for inclusion.

In our planned marketing program for the sale of the ShopEngine system to online businesses, we would face substantial competition from numerous firms offering enterprise software solutions, including firms that are much better capitalized and already have an established customer base. Examples of such competitors would include Oracle Corporation, whose systems are scalable and more robust (and substantially more expensive) than the ShopEngine system.

INTERNATIONAL

As part of our exploration of expansion possibilities, we have entered into discussions with a large Japanese conglomerate to research the feasibility of a partnership that would facilitate the establishment of ShopEngine subsidiary in Japan. ShopEngine (Japan) would be implemented as a principal shopping environment on several online properties associated with the potential Japanese partner. The partnership would focus on a revenue sharing model where both companies realize revenue for each item purchased through the ShopEngine . Certain proprietary payment solution software of the potential Japanese partner would also be incorporated and available to us for use as a part of our ShopEngine system.

RESEARCH  AND  DEVELOPMENT  EXPENDITURES

We  have  spent  $378,505  during  the  past  year  on research and development.

EMPLOYEES

We currently have four employees and three consultants, consisting of two engineers and one office administrator. We plan to hire additional employees, particularly database engineers, to assist in the development of our products.

ITEM  2.  PROPERTIES

Our executive headquarters is located at 1040 Hamilton Street, Suite 308, Vancouver, B.C. We have entered into two leases for our premises of approximately 3,282 square feet, which have terms commencing on September 1, 1998 and February 1, 2000 and expiring on August 31, 2001 and January 31, 2001 respectively. The lease provides for a base rent of US$2,772 per month. Pursuant to the lease, we are also responsible for additional rents for building operating costs. We believe that the premises are adequately insured.

ITEM  3.     LEGAL  PROCEEDINGS

Not  applicable

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  STOCKHOLDERS

None.

                                     PART II

ITEM  5.     MARKET  FOR  THE  REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

Our Common Stock has traded on the OTC Bulletin Board since October 5, 1999. Our trading symbol is "EGND". Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The following sets forth the range of high and low bid information for the quarterly periods indicated as reported by the National Quotation Bureau:


                         HIGH     LOW
                      --------  --------

1999:   2nd  Quarter
        3rd  Quarter
        4th  Quarter    7.00     0.5625


2000:   1st Quarter     5.00     0.94
        2nd Quarter     2.31     0.51
        3rd Quarter     0.75     0.45
(Through August 11)



HOLDERS

As of August 11, 2000, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 137.

DIVIDEND  POLICY

We do not anticipate paying any cash dividends on our common stock in the foreseeable future because we intend to retain our earnings to finance the expansion of our business. Thereafter, declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation our financial condition, capital requirements and business condition.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

The following table sets forth information with respect to all securities of the Company sold in its fiscal year ended May 31, 2000, without registration of the securities under the Securities Act of 1933. The information includes the names of purchasers, date of issue, number of shares issued or shares into which warrants are convertible, the exercise price and expiration date of warrants, and the consideration received by the Company for the issuance of the shares or warrants.

                                              Purchase     No.  of
                                              Or           Shares
                                              Exercise     Purchased
                                              Price        or
                        Date of   Type of     (USD         Purchasable     Expiration
Name                    Issue     Security     Per Sh.)    On  Exercise    Date (Wts.)
----------------------  --------  --------  ------------  --------------  --------------
Millano                     8/99    Common         5.00         153,000
Investments,Ltd.                    Stock

Anker  Bank                11/99    Common         1.00         300,000
                                    Stock
                           11/99    Warrants       2.50         300,000   December, 2004
                                                   5.00         300,000

Stan  Sagal                 1/00    Common         0.60          33,333
                                    Stock

Michael                     2/00    Common         2.50          30,000
Holloran                            Stock
                            2/00    Warrants       5.00          30,000   February, 2003
                                                   7.50          30,000

G.  Stanley                 2/00    Common         2.50          20,000
Jackson                             Stock
                            2/00    Warrants       5.00          20,000   February, 2003
                                                   7.50          20,000

Miguel                      2/00    Common         2.50          50,000
Guardia                             Stock
                            2/00    Warrants       5.00          50,000   February, 2001
                                                   7.50          50,000

Anker  Bank                 2/00    Common         2.50         100,000
                                    Stock
                            2/00    Warrants       5.00         100,000   February, 2002
                                                   7.50         100,000

Colebrooke                  3/00    Warrants       1.875         75,000   March, 2005
Capital,  Inc.

All shares and warrants shown in the above table were issued in a private offering under the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D promulgated thereunder.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

RESULTS  OF  OPERATIONS

There are revenues of $232,717 for the year ended May 31, 2000, representing sale of merchandise, versus zero revenues as at May 31, 1999. The Company activated its web site for test purposes in June 1999 and is fully operational as of January 1, 2000.

A summary of expenses for the year end May, 2000 compared to the same period in 1999 is as follows:

                                                        2000              1999
                                                    -----------     ------------

          Consulting                                   525,847          457,498
          Marketing  and  public  relations            947,747          156,717
          Software  and  internet  fees                346,932           23,781
          Administration  and  other                 1,038,944          376,233
          Depreciation and amortization                184,121           16,015
                                                    -----------     ------------
                                                     3,043,591        1,030,244
                                                    -----------     ------------

Marketing charges include payments to an unaffiliated company hired to handle all advertising, design and implementation of marketing program. These payments amount to $643,159 to May 31, 2000. For the 3 month period ended May 31, 2000, payments to this company was $0 versus $0 for the same period in 1999.

Software costs include database development costs incurred of $781,880 to May 31, 2000. Elgrande began operating under its own developed database in January 2000, thereby eliminating ongoing expenses incurred through Macdonald Harris & Associates accruing in the approximate amount of $10,000 per month. While the company continues to develop this database site, it is currently identifying and sourcing technology partners to assist in the growth of its database technology.

Administration costs include payroll costs of $385,328 and general office expenses of $653,616 to May 31, 2000, compared to $59,375 and $316,858 respectively for the year ended May 31, 1999, which had a fiscal year beginning November 30, 1998.

The Company budgeted its cash requirements in order to develop the web based contact management system, and the central database that holds product data. To date, costs have been within the established budget. The site was activated on June 2, 1999 for test purposes.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company currently has insufficient cash to finance its operations, but is actively pursuing several private placements. An estimated $3 million is believed necessary to fully execute the Company's plan of operations.

To date, the Company has financed its development stage by the sale of common stock. At May 31, 2000, the Company had 12,295,479 shares outstanding and had raised approximately $3,865,660. These funds were used mainly to develop the database site, and purchase computer equipment and software. The Company had a cash balance of $32,385 as at May 31, 2000. In the quarter ended May 31, 2000, the company issued 138,000 shares in exchange for debt and services valued at $88,000.

ITEM  7.     FINANCIAL  STATEMENTS

Financial statements of the Company meeting the requirements of Regulation S-B are filed on the succeeding pages as listed below:

                                ELGRANDE.COM INC.
                        Consolidated Financial Statements

                                  May 31, 2000






                              WILLIAMS & WEBSTER P.S.
                          Certified Public Accountants
                        Bank of America Financial Center
                           W 601 Riverside, Suite 1940
                                Spokane, WA 99201
                                 (509) 838-5111





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

     Consolidated  Statements  of  Cash  Flows                            5

NOTES  TO  FINANCIAL  STATEMENTS                                          6

Board  of  Directors

Elgrande.com  Inc.
1040  Hamilton  Street
Vancouver,  British  Columbia
Canada  V6B  2R9

                          Independent Auditor's Report

We  have  audited  the  accompanying consolidated balance sheets of Elgrande.com
Inc. as of May 31, 2000 and 1999 and the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elgrande.com Inc. as of May 31, 2000, and 1999 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 2, the Company has accumulated substantial losses. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington
August  25,  2000

                                ELGRANDE.COM INC.
                           CONSOLIDATED BALANCE SHEETS


                                                   May 31,         May 31,
                                                     2000            1999
                                                -------------  -------------

ASSETS

CURRENT  ASSETS
   Cash                                         $     32,385   $    371,266
   Employee expense advances                          86,204         18,920
   GST tax refundable                                  4,549          9,657
   Prepaid expenses                                      -           51,401
                                                -------------  -------------

TOTAL CURRENT ASSETS                                 123,138        451,244
                                                -------------  -------------

PROPERTY  AND  EQUIPMENT
   Computer hardware                                  97,972         82,292
   Furniture and fixtures                             62,667         53,497
   Database and software                             545,645        408,370
   Less accumulated depreciation and amortization   (189,215)       (19,522)
                                                -------------  -------------

TOTAL PROPERTY AND EQUIPMENT                         517,069        524,637
                                                -------------  -------------

OTHER  ASSETS
   Deposits                                           29,622         43,460
   Investments                                        60,000            -
                                                -------------  -------------

TOTAL OTHER ASSETS                                    89,622         43,460
                                                -------------  -------------

        TOTAL ASSETS                            $    729,829   $  1,019,341
                                                =============  =============
















The accompanying notes are an integral part of these financial statements.

                                ELGRANDE.COM INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (continued)

                                                   May 31,         May 31,
                                                     2000            1999
                                                -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT  LIABILITIES

   Accounts payable                             $    630,020   $     29,976
   Accounts payable, related party                       -           25,000
   Accrued liabilities                                31,224          8,450
   Accrued interest                                      -            5,811
   Note payable, current portion                     161,920            -
   Stock over-subscription payable                       -          112,000
   Current portion of long-term debt                   7,977          7,257
                                                -------------  -------------

TOTAL CURRENT LIABILITIES                            831,141        188,494
                                                -------------  -------------

LONG-TERM  DEBT
   Capital lease, net of current portion              11,448          17,516
   Note payable related party                         30,000          39,543
                                                -------------  -------------

TOTAL LONG-TERM LIABILITIES                            41,448         57,059
                                                -------------  -------------

         TOTAL LIABILITIES                            872,589        245,553
                                                -------------  -------------

COMMITMENTS AND CONTINGENCIES                             -              -
                                                -------------  -------------

STOCKHOLDERS'  EQUITY  (DEFICIT)
   Common  stock,  200,000,000 shares authorized,
   $.001 par value; 12,295,479 and 11,118,800
   shares issued and outstanding, respectively        12,295         11,119
   Stock options and warrants                        354,950            -
   Additional paid-in capital                      3,857,300      1,952,671
   Accumulated deficit                            (4,347,483)    (1,208,160)
   Accumulated other comprehensive income (loss)     (19,822)        18,158
                                                -------------  -------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                (142,760)       773,788
                                                -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                $    729,829   $  1,019,341
                                                =============  =============




The accompanying notes are an integral part of these financial statements.

                                ELGRANDE.COM INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                 Year Ended      Year Ended
                                                   May 31,         May 31,
                                                     2000           1999
                                                -------------  -------------

REVENUES                                        $    232,717   $        -

COST OF REVENUES                                     324,810            -
                                                -------------  -------------
GROSS PROFIT (LOSS)                                  (92,093)           -
                                                -------------  -------------

EXPENSES
   Consulting fees                                   525,847        457,498
   Marketing and public relations                    947,747        156,717
   Legal and professional fees                       269,496        117,090
   Travel and entertainment                          135,891        104,479
   Salaries                                          385,328         59,375
   Office and administration                         154,095         40,104
   Rent                                               52,338         27,799
   Communication                                      41,796         27,386
   Software and internet services                     18,869         23,781
   Depreciation and amortization                     184,121         16,015
   Database construction and maintenance             328,063            -
                                                -------------  -------------
             TOTAL OPERATING EXPENSES              3,043,591      1,030,244
                                                -------------  -------------

LOSS FROM OPERATIONS                              (3,135,684)    (1,030,244)

OTHER  INCOME  AND  (EXPENSES)
     Interest income                                   1,438            -
     Interest expense                                 (5,077)        (7,113)
                                                -------------  -------------

                                                      (3,639)        (7,113)

NET LOSS                                          (3,139,323     (1,037,357)
                                                -------------  -------------

OTHER  COMPREHENSIVE  INCOME
   Foreign currency translation gain (loss)          (37,980)        18,158
                                                -------------  -------------

COMPREHENSIVE LOSS                              $ (3,177,303)  $ (1,019,199)
                                                =============  =============

BASIC AND DILUTED NET LOSS PER COMMON SHARE     $      (0.27)  $      (0.10)
                                                =============  =============

WEIGHTED  AVERAGE  NUMBER  OF
    COMMON STOCK SHARES OUTSTANDING               11,645,330     10,865,550
                                                =============  =============

The accompanying notes are an integral part of these financial statements.

                                  ELGRANDE.COM  INC.
                   CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
(begin 8pt type)

                                                    Stock Options & Warrants              Accum-      Total
                    Common Stock                    ------------------------              ulated      Stock
               ----------------------  Additional               Subscrip-     Accum-     Other        holders
               Number                  Paid-in                  tions         ulated       Compre-    Equity
               Of Shares   Amount      Capital      Amount      Receivable    Deficit     hensive     (Deficit)
               ----------  ----------  -----------  ----------  ------------  ----------  ----------  ----------
Balance,
 May 31, 1998  10,793,800  $  10,794   $ 1,027,996  $     -     $  (538,050)  $(170,803)  $     -     $ 329,937

Subscriptions
 received             -          -             -          -         538,050         -           -       538,050

Issuance of
 common stock
 in December,
 1998 services      25,000        25        24,975         -            -           -           -        25,000

Issuance of
 common stock
 May,  1999
 for cash at
 $3.00 per
 share             300,000        300      899,700         -            -           -            -      900,000

Loss for year
ending
May 31, 1999           -           -           -           -            -     (1,037,357)        -   (1,037,357)

Foreign currency
 translation gain      -           -           -           -            -           -         18,158     18,158
               ----------  ----------  -----------  ----------  ------------  ----------  ----------  ----------
Balance,
 May 31, 1999  11,118,800     11,119     1,952,671         -            -     (1,208,160)     18,158    773,788

Issuance of
 common stock
 at an average
 of $1.28 per
 share and
 issuance of
 warrants at
 an average
 of $.165
 per warrant      500,000        500       635,000     164,500          -            -           -      800,000

Options issued
 for consulting
 fees and
 compensation         -          -             -       101,200          -            -           -      101,200

Issuance of
 warrants for
 professional
 fees                 -          -             -        89,250          -            -           -       89,250

Issuance of
 common stock
 for cash at
 an average of
 $0.92 per
 share            168,333         168        154,832       -            -            -           -      155,000

Issuance of
 common stock
 for cash at
 $5.00 per
 share           153,000          153        764,847       -            -            -           -      765,000


The accompanying notes are an integral part of these financial statements.

                                  ELGRANDE.COM  INC.
           CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY (continued)


                                                    Stock Options & Warrants              Accum-      Total
                    Common Stock                    ------------------------              ulated      Stock
               ----------------------  Additional               Subscrip-     Accum-     Other        holders
               Number                  Paid-in                  tions         ulated       Compre-    Equity
               Of Shares   Amount      Capital      Amount      Receivable    Deficit     hensive     (Deficit)
               ----------  ----------  -----------  ----------  ------------  ----------  ----------  ----------

Issuance of
 common stock
 for conversion of
 debt at $0.93
 per share       168,628          168        156,656       -            -            -           -      156,824

Issuance of
 common stock
 for services
 at an average
 of $1.25 per
 share            48,718           49         60,849       -            -            -           -       60,898

Issuance of
 common stock
 for cash at
 $1.00 per
 share            25,000           25          24,975      -            -            -           -       25,000

Issuance of
 common stock
 for conversion
 of debt at
$3.00 per share    5,000            5          14,995      -            -             -          -       15,000

Issuance of
 common  stock
 in  exchange
 for debt
 at $0.67         138,000         138          92,445      -             -            -          -       92,583

Stock rescinded
 Upon
 termination      (30,000)        (30)            30       -             -            -          -      (30,000)

Loss for year
 ending May
 31, 2000             -           -              -         -             -     (3,139,323)       -   (3,139,323)

Foreign currency
 Translation
 gain (loss)          -           -              -         -             -            -      (37,980)   (37,980)
               ----------  ----------  -----------  ----------  ------------  ----------  ----------  ----------

Balance,
 May 31, 2000  12,295,479  $  12,295   $ 3,857,300  $ 354,950   $        -   $(4,347,483) $  (19,822) $(142,760)
               ==========  ==========  ===========  ==========  ============  =========== ==========  ==========

(end 8pt type)








The accompanying notes are an integral part of these financial statements.

                                ELGRANDE.COM INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 Year Ended      Year Ended
                                                   May 31,         May 31,
                                                     2000           1999
                                                -------------  -------------
Cash  flows  from  operating  activities:
  Net loss                                      $ (3,139,323)  $ (1,037,357)
  Adjustments to reconcile net loss
    to net cash used by operating activities:
      Stock issued for database expenses              95,583            -
      Stock issued for accounts payable               40,000            -
      Depreciation and amortization                  184,121         16,015
      Services paid by issuance of common stock       60,578         25,000
      Options issued for compensation                101,200            -
    Increase  in:
      Employee advance receivable                    (67,284)       (18,920)
      Other assets                                    56,509        (19,123)
      Accrued liabilities                             22,774          8,450
      Accounts payable                               570,044       (179,440)
    Decrease  in:
      Accrued interest                                  (577)         4,753
      Accounts payable, related party                (25,000)        25,000
      Deposits                                        13,838            -
                                                -------------  -------------
Net cash used in operating activities             (2,001,287)    (1,175,622)
                                                -------------  -------------
Cash  flows  from  investing  activities:
  Payments on leased equipment                        (5,996)           -
  Purchase of property and equipment                (176,553)       (167,670)
  Investment                                         (30,000)           -
                                                -------------  -------------
  Net cash used in investing activities             (211,901)      (167,670)
                                                -------------  -------------
Cash  flows  from  financing  activities:
  Proceeds from loans                                191,920            -
  Over-subscriptions payable                             -           22,000
  Issuance of stock                                1,721,015      1,438,050
                                                -------------  -------------
  Net cash provided by financing activities        1,912,935      1,460,050

Net increase (decrease)  in cash                    (300,901)       116,758

Foreign currency translation gain (loss)             (37,980)        18,158

Cash, beginning of period                            371,266        236,350
                                                -------------  -------------

Cash, end of period                             $     32,385   $    371,266
                                                =============  =============






The accompanying notes are an integral part of these financial statements.

                                ELGRANDE.COM INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

                                                 Year Ended      Year Ended
                                                   May 31,         May 31,
                                                     2000           1999
                                                -------------  -------------

SUPPLEMENTAL  DISCLOSURES:
  Cash paid for interest and income taxes:
      Interest                                  $        577    $     1,829
                                                =============  =============
      Income taxes                              $        -      $       -
                                                =============  =============

NON-CASH INVESTING AND FINANCING ACTIVITIES
     Financing  lease  for  equipment           $        -      $     26,274
     Stock  issued  for  accounts  payable      $     40,000    $        -
     Purchase commitment for database
       paid in common stock                     $     92,583    $        -
     Services paid by issuance of stock         $     60,578    $     25,000
     Lease agreement satisfied with stock       $     44,777    $        -
     Oversubscriptions payable converted
       to debt                                  $    112,000    $        -


                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999

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

The  Company's  year-end  is  May  31.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

This summary of significant accounting policies of Elgrande.com Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Principles  of  Consolidation
-----------------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Going  Concern
--------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred net losses of $3,177,303 and $1,019,199 for the years ended May 31, 2000 and 1999, respectively. As of May 31, 2000 the Company's liabilities exceeded its assets by $142,760. The Company is currently putting technology in place which will, if successful, mitigate these factors. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999

Basic  and  Diluted
-------------------
The  Company  has  adopted Statement of Financial Accounting Standards Statement
(SFAS) No. 128, Earnings Per Share. Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be antidilutive. As of May 31, 2000, the Company had 1,220,000 options outstanding which are considered to be antidilutive.

Cash  and  Cash  Equivalents
----------------------------
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision  for  Taxes
---------------------
At May 31, 2000, the Company had accumulated net operating losses of approximately $4,300,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Use  of  Estimates
------------------
The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Compensated  Absences
---------------------
Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. It is impracticable to estimate the amount of compensation for future absences, and, accordingly, no liability has been recorded in the accompanying financial statements. The Company's policy is to recognize the costs of compensated absences when actually paid to employees.

Year  2000
----------
Like other companies, Elgrande.com Inc. could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment and elevators, etc. At this time, the Company does not have any evidence of problems associated with the "Year 2000" issue.

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999

NOTE  3  -  PROPERTY  AND  EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation and amortization are five to seven years. The following is a summary of property, equipment and accumulated depreciation and amortization:

                                              May 31,               May 31,
                                                2000                 1999
                                            -------------       --------------

Computers                                  $     97,972        $     82,292
Furniture and fixtures                           62,667              53,497
Database and software                           545,645             408,370
                                           -------------       --------------
                                                706,284             544,159
Less accum depreciation and amortization        189,215              19,522
                                           -------------       --------------
                                           $    517,069        $    524,637
                                           =============       ==============

Depreciation and amortization expense for the years ended May 31, 2000 and 1999 were $184,121 and $16,015, respectively.

NOTE  4  -  INTANGIBLE  ASSETS

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

The Company has capitalized, as of May 31, 2000 and the year ended May 31, 1999, amounts of $545,645 and $408,370, respectively, which are the contractual cost of data base software purchased from an independent software supplier. No portion of this software was internally developed and, accordingly, there are no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of this software-which was purchased solely for internal use and will not be marketed externally-have been capitalized.

NOTE  5  -  COMMON  STOCK  AND  WARRANTS

Upon incorporation, 4,000,000 shares of common stock were distributed at $.001 per share to the board of directors for $4,000. The succeeding share issuance was for 5,000,000 common shares at $.01 per share for $50,000. Under Regulation D, Rule 504, 943,800 shares of common stock were issued at $1.00 per share for cash and subscriptions. A May 1, 1999 issuance was for 300,000 units each consisting of one share of common stock and three common stock purchase warrants (Class A, Class B and Class C) at $3.00 per unit under Regulation D, Rule 501. Each Class A warrant entitles the holder to acquire an additional share of common stock for $7.50 per share at any time prior to May 31, 2006. Each Class B warrant entitles the holder to acquire an additional share of common stock for

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999

NOTE  5  -  COMMON  STOCK  AND  WARRANTS (continued)

$15.00 per share at any time prior to May 31, 2006 and each Class C warrant entitles the holder to acquire an additional share of common stock for $25.00 per share at any time prior to May 31, 2006. The warrants have no assigned value according to the Black-Scholes Option Price Calculation.

At November 30, 1998, $538,050 in stock subscriptions was receivable and subsequently $491,305 of this was received by January 11, 1999. The balance of $46,745 was collected by April 1999.

At May 31, 1999, the Company's third stock offering was over-subscribed by $112,000 and at November 30, 1998 the Company's second stock offering was over-subscribed by $90,000. These amounts were recorded on the Company's balance sheets as a current liability. The overage of $90,000 was repaid to subscribers in December 1998. The overage of $112,000 has subsequently been converted to a loan.
See  Note  11.

At May 31, 1999, 25,000 shares of common stock had been granted but not issued. The Company valued these services at $25,000 and, accordingly, has recorded an accrual for this amount. During the year ended May 31, 2000, the stock was issued.

During the year ended May 31, 2000, common stock shares were issued for cash, services and debt conversion. The following common stock shares were issued:
646,333 shares were issued for $.97 to $5.00 per share in cash totaling $1,221,015; 500,000 shares were issued with 1,000,000 warrants attached, with the stock valued at an average of $1.28 per share and the warrants at an average value of $0.16 per warrant; 168,128 shares for debt in the total amount of $156,777; 48,718 shares for services for $1.00 to $1.50 per share; 5,000 shares for accounts payable for $3.00 per share; 138,000 shares for database expenses of $88,000; and 25,000 options were exercised for $1.00 per share. Upon termination, an employee rescinded 30,000 shares previously treated as additional compensation.

In March 2000, the Company issued 75,000 warrants for professional services. Each warrant is exercisable for 5 years with a price of $1.87. The fair value of each warrant granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: the risk-free interest rate is 5%, volatility is .3%, and the expected life of the warrants is five years. The fair market value of these warrants of $89,250 was recorded as professional fees pursuant to Financial Accounting Standard No. 123.

NOTE  6-STOCK  OPTIONS

During the year ended May 31, 2000, the board of directors authorized the exercise to acquire 135,000 common stock shares for $1.00 per share. On June 11, 1999, the board of directors approved the Elgrande.com, Inc., 1999 Stock Option Plan. This plan allows the Company to distribute up to 5,000,000 shares of common stock shares to officers, directors, employees and consultants through the authorization of the Company's board of directors. The board of directors also granted options to acquire 4,445,000 common stock shares at $3.00 per share before June 11, 2004. The Company's executive officers and directors were granted 4,225,000 of these options. Subsequent to year-end, the Company's executive officers and directors voluntarily returned all 4,225,000 of these options retroactively to the date of grant.

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999

NOTE  6-STOCK  OPTIONS (continued)

The fair value of each option granted was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made to estimate fair value: the risk-free interest rate is 5%, volatility is .5%, and the expected life of the options is five years. Accordingly, $34,500 of the option's expense was initially recorded in the Company's interim financial statements as compensation and the remaining options' expense of $2,010,200 was recorded as consulting fees. In accordance with Financial Accounting Standard No. 123 paragraph 115, this expense was deemed to be an estimate, subject to adjustment by decreasing the expense in the period of forfeiture. Pursuant to the return of the aforementioned options, management decreased compensation and consulting expenses by the originally recorded $2,044,700.

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

The Company valued these services at $50,000. The shares issued include negotiation rights and began to vest in April, 1999, with 20% of shares vesting every six months until the consultants are fully vested in their shares. See
Note  7.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 5% and expected life is 5 years. During the year ending May 31, 1999, the Company issued 1,000,000 common stock options that may be exercised at any time before March 15, 2004 at $1.00 per share. The strike price of these options exceeds the options' minimum value calculated using the Black-Scholes model, therefore, no compensation costs have been recognized pursuant to Financial Accounting Standard No.123.

The  following  is  a  summary  of  stock  option  activity:

                                                              Weighted
                                                Number        Average
                                                of            Ex.
                                                Shares        Price
                                                -----------   --------------
Outstanding at 4-8-98 (inception)                  850,000    $        0.06
Granted                                          1,000,000             1.00
Exercised                                              -                -
Forfeited                                              -                -
                                                -----------   --------------
Outstanding at 5-31-99                           1,850,000    $        0.57
                                                ===========   ==============
Options exercisable at 5-31-99                   1,170,000    $        0.86
                                                ===========   ==============
Weighted average fair value of options
   granted during 1999                          $     1.00
                                                ===========

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999

NOTE  6-STOCK  OPTIONS (continued)


                                                              Weighted
                                                Number        Average
                                                of            Ex.
                                                Shares        Price
                                                -----------   --------------

Outstanding at 5-31-99                           1,850,000    $        0.57
Granted                                           220,000              3.00
Exercised                                        (135,000)             1.00
Forfeited                                             -                 -
                                                                       -
Outstanding at 5-31-00                          1,935,000     $     0.82
                                                ===========   ==============
Options Exercisable at 5-31-00                  1,595,000     $     0.99
                                                ===========   ==============
Weighted average fair value of options
    granted  during  2000                       $     0.82
                                                ===========

NOTE  7  -  RELATED  PARTIES

Certain consultants which received common stock under the Company's non-qualified stock option plan are related to the Company's directors and stockholders. Of the 850,000 shares issued to consultants, 187,500 shares were issued to family members of directors who provided services to the Company. See
Note  6.

During the year ending May 31, 1999, the Company paid its officers and directors $249,000 in consulting fees. During the year ending May 31, 2000, the Company paid its officers and directors $284,790 in consulting fees.

NOTE  8  -  COMMITMENTS  AND  CONTINGENCIES

Lease  Commitments
------------------
The Company leases office space in Vancouver, B.C., Canada from Yaletown Centre Investment Ltd. for $4,488 per month. The lease is effective from September 1, 1998 to August 31, 2001. The terms of the lease required the Company to give the lessor a $5,407 refundable security deposit. During the year ended May 31, 2000 this deposit was applied to rent.

Future  minimum  rental  commitments  under  the operating lease are as follows:

Year  Ending  May  31,  2001     $53,856
Year  Ending  May  31,  2002      13,464
                                 -------
                                 $67,320
                                 =======

The Company leases telephone equipment under a capital lease expiring June 23, 2002. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Depreciation of the asset under capital lease is included in the Company's recorded depreciation expense at May 31, 2000 and 1999.

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999

NOTE  8  -  COMMITMENTS  AND  CONTINGENCIES (continued)

Future  minimum  lease  commitments  under  capital  lease  are  as  follows:

Year  Ending  May  31,  2001     $  7,977
Year  Ending  May  31,  2002        8,969
Year  Ending  May  31,  2003        2,479
                                 --------
                                 $ 19,425
                                 ========

Database  Development
---------------------

The Company's purchase commitment for services to develop a database at November 30, 1998 totaled $247,000, of which $72,800 was paid in 1998 and the balance of $174,200 was paid by March 1999.

Disputed  Accounts
------------------

The Company is currently in dispute with MacDonald Harris & Associates Ltd. ("MHA") regarding consulting and computer services for the Company's database. Management believes that there are no outstanding amounts due to MHA as all accounts payable from the Company to MHA were paid in full and the Company has transferred 138,000 shares of common stock which was due to MHA. However, MHA claims that additional amounts may be due, including common stock in the Company, which the Company disputes. Management believes that MHA's claims are without merit and have made no provisions in the financial statements concerning any of these matters. Further, management is taking steps to recover capital equipment purchased on behalf of the Company by MHA.

NOTE  9  -  TRANSLATION  OF  FOREIGN  CURRENCY

The Company has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year, except gains or losses relating to long-term debt which are deferred and amortized over the remaining term of the debt. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

NOTE  10  -  CONCENTRATION  OF  CREDIT  RISK  FOR  CASH  HELD  AT  BANKS

The Company maintains cash balances at two banks. Accounts at each institution are insured by the Canadian Depository Insurance up to $60,000 in Canadian funds. At May 31, 1999, the cash balance at one institution exceeded this insured amount by $230,234. At May 31, 2000, no accounts exceeded this limit.

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999

NOTE  11  -  NOTES  PAYABLE

Short-term
----------
The Company's short-term loan payable of $112,000 is unsecured, non-interest-bearing, payable upon demand or, at the option of the noteholder, convertible into common shares of restricted stock under Rule 144 at $1.00 per share. This note was converted to common stock in November 1999.

Long-term
---------
The Company's long-term debt consists of a note secured by furniture and computers for $47,000. The terms of this agreement call for a balloon payment of all principal on November 30, 2000. The Company's management expects to pay this amount by the due date of the loan, which does not contain a stipulated rate of interest. Upon origination, the estimated current value of this debt was $39,543. Imputed interest accrued at 8% per annum from November 30, 1998 to May 31, 1999 was $4,753 and interest accrued from September 15, 1998 to November 30, 1998 was $529. This note, including accrued interest, was converted to common stock in November 1999.

Private investors have loaned the Company $161,920, which is convertible to common stock. In lieu of cash repayment of the loan, the investors will receive common stock at a discounted rate of 20% of the closing price of the stock on July 31, 2000. Subsequent to year-end, 67,000 shares of common stock were issued at $1.00 per share to satisfy a portion of this loan.

A related party, the father of the co-founder of Elgrande.com, Inc., has loaned the Company $30,000 which is expected to be satisfied with stock before the year-end May 31, 2001.

NOTE  12  -  INVESTMENT  IN  INDIGO  CITY  PARTNERSHIP

In June 1999, the Company entered into an electronic media agreement with Hydrogen Media, Inc. ("HMI"), where both parties agreed to build an e-commerce web site. Under the partnership, which is referred to as the Indigo City Partnership, the Company will provide all content for the web site and HMI will provide all programming. Both the Company and HMI will have a 50% ownership in the web site and related intellectual property rights.

The Company is obligated to pay a total of $60,000 to HMI for its services under the contract. At the financial statement date, the Company had paid $30,000 in cash and recorded the remaining $30,000 as an account payable. This payable obligation is due in two installments of $15,000, based upon a specified web site construction timeline of completion of beta testing and launch of the web site.

This agreement is effective through June 2000, but may be extended upon written agreement of the parties.

NOTE  13  -  SUBSEQUENT  EVENTS

In August 2000, the Company received $70,000 from 177,000 common stock subscriptions.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our  Officers  and  Directors  are  as  follows:

NAME                    AGE          TITLE                         YEAR  BEGAN
----                    ---          -----                         -----------

Michael  F.  Holloran*   52          President and CEO                  2000

Mariusz  Girt*           30          Chief  Technology  Officer         1998

Carlton  M.  Parfitt*    33          Treasurer  and Secretary           1998

Randal  Palach*          49          Director                           1999


*  Indicates  Directors

MICHAEL  F.  HOLLORAN
Michael Holloran accepted the position of President & CEO of Elgrande and was elected a director effective August of this year following the removal of James West as Chairman of the Board, President and CEO on August 4, 2000, and the Resignation of Mr. West as director on August 8, 2000. He brings to Elgrande a wealth of senior management experience spanning 28 years, including 22 years with the Beak International Group and long-term involvement spearheading strategic corporate expansion into key international markets, primarily within Southeast Asia. He has served as a technical advisor to the Asian Development Bank, the governments of Indonesia, Malaysia and the Philippines. He holds outside Directorships, Advisory Board and committee memberships at several prominent North American institutions. He has a Masters of Chemical Engineering degree from McMaster University, a Bachelor of Science Honors) degree in Applied Mathematics and Chemistry from the University of Waterloo and a Management Studies diploma from Sheridan College.

MARIUSZ  GIRT,  CHIEF  TECHNOLOGY  OFFICER
Mr. Girt joined the Company in October 1998 as project manager for our computer systems and was appointed a Director in June, 1999. Mr. Girt is responsible for all technical aspects of our computing infrastructure. From March, 1998, to October, 1998, Mr. Girt was a software testing engineer with Microsoft Corporation, Redmond, Washington where he planned network scenarios simulating real time environments for new product testing. From June, 1997, to February, 1998, Mr. Girt was the manager of network and computer systems for Strategic Financial Corporation, Langley, British Columbia. Mr. Girt was an Information Technology Consultant with Microbell Network Solutions of Vancouver, British Columbia from September, 1995, to May, 1997, with responsibility for its network and computer systems. Mr. Girt attended the British Columbia Institute of Technology and completed its computer science program specializing in Network Security, TCP/IP, Routing, and Network Topologies related to Local and Wide Area Networks.

CARLTON  J.  PARFITT,  TREASURER  AND  SECRETARY
From July, 1997, to May, 1998, Mr. Parfitt was a Vice President of Marketing and Sales for New Vision Entertainment, Tokyo, Japan, a television and multimedia content Distribution Company. From June, 1995, to June, 1997, Mr. Parfitt was a Special Assistant to the President of Mori & Associates, Tokyo, Japan, an international business consultant. From January 1993 to January 1995, Mr. Parfitt was the president of the Food for All Foundation, a non-profit organization. Mr. Parfitt graduated from Simon Fraser University, Vancouver, British Columbia in 1991 with a degree in Physics.

RANDAL  PALACH,  DIRECTOR
Mr. Palach acted as our President and CEO from April 5, 1999, to November 11, 1999. During 1998 to April, 1999, Mr. Palach was President of Astral Communications Inc., North York, Ontario, a national distribution company servicing 4,000 clients in the entertainment industry. He was responsible for the profitability and operating performance of the recognized leader in this industry. Major accounts included Blockbuster and Sears; major studios included Disney, Universal, 20th Century Fox, Universal, Paramount and Columbia Tri-Star; and major labels included Sony, Polygram, MCA, EMI, BMG, and Warner. From 1993 to 1998, Mr. Palach was President of ITW Canada and President of Signode North American Distribution. He was responsible for the supply chain management of consumer and industrial packaging of related products sold globally. He also implemented a major restructuring of the North American distribution network, and led several acquisitions.

FAMILY  RELATIONSHIPS

In the fiscal year ended May 31, 2000, Elise West, the mother of James West, Kendall Page, the sister of Michael Page, a former director and officer of the Company, Sonja Parfitt and Anthony Parfitt, the mother and brother of Carlton Parfitt were employed by the Company in its marketing department. Elise West, the mother of James West, Kendall Page, the sister of Michael Page, the former Chief Operating Officer and a Director of the Company, Sonja Parfitt and Anthony Parfitt, the mother and brother of Carlton Parfitt were employed by the Company in its marketing department from September 1, 1998. Anthony Parfitt's employment ended in November, 1999. In September 1998, Elise West, Kendall Page and Sonja Parfitt were each issued 50,000 shares of the Company's common stock and Anthony Parfitt was issued 37,500 shares as compensation for their services. These shares begin vesting at 20% as of April 1, 1999, and an additional 20% every six months thereafter so long as services are continued with the Company. As at August 11, 2000, 15,000 shares had so vested for each of Anthony Parfitt and Sonja Parfitt, and 30,000 shares had so vested for each of Elise West and Kendall Page.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

We believe that during the fiscal year ended May 31, 2000, Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were satisfied.

ITEM  10.     EXECUTIVE  COMPENSATION


Summary  Compensation  Table
----------------------------
                                                        Long-Term Compensation

          Annual  Compensation                     Awards                 Payouts
-------------------------------------------  ----------------------  ------------------
(a)             (b)    (c)    (d)     (e)    (f)         (g)         (h)     (i)
Name                                 Other   Restricted  Securities
and                                  Annual  Stock       Underlying  LTIP     All Other
Principal       Year  Salary  Bonus  Comp.   Awards(1)   Options/    Payouts  Comp.
Position               ($)     ($)    ($)     ($)        SARs(#)      ($)      ($)
--------------  ----  ------  -----  ------  ----------  ----------  -------  ---------

James           1999  35,900     -
West,           2000  63,891
Chairman,
President
&  CEO(2)

Michael         1999  35,900     -
Page            2000  59,845
COO(3)

Mariusz        1999
Girt           2000   60,194     -
CTO

Carlton        1999   26,800     -
Parfitt        2000   30,727
Treasurer
& Secretary

Randal         1999   16,625     -
Palach(4)      2000   45,769

(1)     Fiscal  years  ended  May  31,  1999  and  2000.

(2) Mr. West was removed as President, CEO and Chairman of the Board on August 4, 2000; Mr. West resigned as a director on August 8, 2000.

(3) Mr. Page resigned as Chief Operating Officer and as a director on July 26, 2000.

(4) Mr. Palach resigned as President, Chief Executive Officer on November 11, 1999.

OPTION/SAR  GRANTS  IN  LAST  FISCAL  YEAR

                                Individual Grants
-------------------------------------------------------------------------------
(a)              (b)               (c)              (d)             (e)
                 Number  of        %  of
                 Securities        Total
                 Under-            Options/
                 Lying             SAR's
                 Options/          Granted to        Exercise
                 SAR's             Employees         or Base
                 Granted           in Fiscal         Price          Expiration
   Name          (#)               Year              ($/Sh)         Date
-------------   ------------      -----------        ---------      ----------------
R.  Palach          800,000                           $3.00          June  11,  2004
J.  West          1,000,000                           $3.00          June  11,  2004
M.  Page          1,000,000                           $3.00          June  11,  2004
C.  Parfitt       1,000,000                           $3.00          June  11,  2004
M.  Girt            750,000                           $3.00          June  11,  2004
D.  Brovarone       150,000                           $3.00          June  11,  2004

All of the options in the above table were rescinded by the Board of Directors, with the consent of the option holders, retroactive to the date of grant.

We have two Stock Option Plans. The 1998 "Directors and Officers Stock Option Plan" was adopted on September 23, 1998 and the 1999 Stock Option Plan was adopted on June 11, 1999. The purpose of the Plans is to advance the business and development of the Company and its shareholders by affording to our employees, directors and officers the opportunity to acquire a proprietary interest in the Company by the grant of Options to such persons under the Plan's terms. The 1998 Plan reserved 1,000,000 shares for grant or issuance upon the exercise of options granted under the plan. The 1999 Plan reserved 5,000,000 shares for grant or issuance upon the exercise of options granted under the plan.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

No officer or Director exercised any options in the fiscal year ended May 31, 2000, and at the end of such year, all options held by officers & directors were cancelled by the Board of Directors retroactive to the date of grant (see "OPTION/SAR GRANTS IN LAST FISCAL YEAR").

LONG  TERM  INCENTIVE  PLANS  -  AWARDS  IN  LAST  FISCAL  YEAR

We  have  not  otherwise awarded any stock options, stock appreciation rights or
other  form  of  derivative   security  or  common  stock  or  cash  bonuses  to
our  executive  officers  and  directors.

COMPENSATION  OF  DIRECTORS

The members of our Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

EMPLOYMENT  CONTRACTS

Our former CEO, James West, was compensated, up to the date of his removal, under a consulting contract at a rate of US$79,944. The Company's Chief Operations Officer, Michael Page, who resigned as a director and officer of the

Company on July 26, 2000, is party to an amended two-year consulting contract terminating on August 31, 2000, at a salary of US$79,944 per annum. The consulting contract became effective in September 1998. Secretary and Treasurer Carlton Parfitt is also party to a two-year consulting contract at a salary of US$59,958 per annum. The consulting contract became effective in September 1998. Our former President and Chief Executive Officer, Randal Palach was party to a six-month consulting contract beginning April 1, 1999, at a salary of US$8,328 per month. The Chief Technology Officer, Mariusz Girt is party to an amended consulting contract at a salary of US$59,958 per annum. Dennis Brovarone, our former General Counsel beginning April 1, 1999, through May 31, 2000, received a US$4,000 per month retainer from April 1999, to November, 2000 and US$3,000 per month from December, 2000 to May, 2000.

Item  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth, as of August 11, 2000, information concerning the beneficial ownership of the our Common Stock by (i) each person who is known by us to own beneficially more than 5% of our Common Stock, (ii) each of our directors and officers, and (iii) all of our directors and executive officers as a group.

Title  of     Name  and  Address              Amount  and Nature            % of
Class        of  Beneficial  Owner           of Beneficial Ownership (1)   Class
--------------------------------------------------------------------------------
Common       James  West                        1,000,000  Direct          8.1%
Stock        Ste.  308-  1040  Hamilton  St.
             Vancouver,  B.  C.  V6B  2R9

             Michael  Page                      1,000,000  Direct          8.1%
             C/o  308-1040  Hamilton
             Vancouver,  B.  C.  V6B  2R9

             Josephine  Cross                   1,000,000  Direct          8.1%
             C/o  308-1040  Hamilton
             Vancouver,  B.  C.  V6B  2R9


             Carlton Parfitt                    1,000,000  Direct          8.1%
             Ste.  308-  1040  Hamilton  St.
             Vancouver,  B.  C.  V6B  2R9

             Randal Palach                         25,000  Direct          0.2%
             C/o  308-1040  Hamilton
             Vancouver,  B.  C.  V6B  2R9

             Mariusz Girt                         250,000 Indirect         2.0%
             Ste.  308-  1040  Hamilton  St.
             Vancouver,  B.C.  V6B  2R9

             Dennis  Brovarone                    25,000  Direct           0.2%
             11249  W  103rd  Drive
             Westminster,  CO  80021  USA

             All  officers  and  directors
             as  a  Group  (7 persons)         4,300,000  shares          35.0%

(1)  Beneficial ownership shown as indirect for Mariusz Girt is in the form of a
wholly-owned  personal  holding  company.   Josephine  Cross  is the  mother  of
Michael Page.

CHANGES  IN  CONTROL

There are no arrangements that may result in a change in control of the Registrant.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Our By-Laws include a provision regarding related party transactions which requires that each participant to such transaction identify all direct and indirect interests to be derived as a result of the Company's entering into the related transaction. A majority of the disinterested members of the board of directors must approve any Related Party Transaction. In the fiscal year ended May 31, 2000, Elise West, the mother of James West, Kendall Page, the sister of Michael Page, a former director and officer of the Company, Sonja Parfitt and Anthony Parfitt, the mother and brother of Carlton Parfitt were employed by the Company in its marketing department. In September 1998, Elise West, Kendall Page and Sonja Parfitt were each issued 50,000 shares of the Company's common stock, and Anthony Parfitt was issued 37,500 shares, as compensation for their services. These shares began vesting at the rate of 20% of the shares as of April 1, 1999, and an additional 20% every six months thereafter so long as services were rendered to the Company. As at August 11, 2000, 15,000 shares had so vested for each of Anthony Parfitt and Sonja Parfitt, and 30,000 shares has so vested for each of Kendall Page and Elise West.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

     The following Exhibits are filed by attachment to this Annual Report on Form 10-KSB:

EXHIBIT
NUMBER     DESCRIPTION
------     -----------
Ex  10.8   Consulting Agreement between Company and Wolnosc International
           (Mariusz  Girt)
Ex  10.9   Lease  Agreement  of  Company's offices dated January 31, 2000
Ex  10.10  Capital  Lease  Agreement  with  National  Leasing  System
Ex  21     List  of  Subsidiaries
Ex  23     Consent of Auditors
Ex  27     Financial Data Schedule

In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filings set forth below:

EXHIBIT
NUMBER    DESCRIPTION                      FILED  AS  EXHIBIT
--------  -----------                      ----------------
Ex  3.1   Articles  of Incorporation       3.1  in Form 10-SB dated Feb 2, 1999
Ex 3.11   By-Laws                          3.11 in Form 10-SB dated Feb 2, 1999
Ex  10.3  M. Page-Consulting Agreement     10.3 in Form 10-SB dated Feb 2, 1999
Ex  10.4  C. Parfitt-Consulting  Agreement 10.4 in Form 10-SB dated Feb 2, 1999
Ex 10.6   Office lease dated Aug 27, 1998  10.6 in Amendment 1 to Form  10-SB dated  Apr 21,  1999
Ex 10.7   Office lease dated Dec 22, 1998  10.6 in Amendment 1 to Form  10-SB dated  Apr 21,  1999
Ex  99.1  1998 Directors' & Officers'      99.1 in Form S-8 dated Feb 29, 1999
          Stock Option Plan
Ex 99.2   1999 Stock Option Plan           99.2 in Form S-8 dated Feb 29,  1999

(B)     REPORTS  ON  FORM  8-K:

     The Company did not file any reports on Form 8-K in the fiscal year ended May 31, 2000.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf the undersigned, thereto duly authorized.

Dated:  August  29,  2000

               Elgrande.com,  Inc.

               By:  /s/  Michael  F.  Holloran
                    -----------------------------
                    Michael  F.  Holloran,
                    President,  Chief  Executive  Officer  and  Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 29, 2000.

     SIGNATURE                                   CAPACITY
     ---------                                   --------


/s/  Mariusz  Girt
------------------------                         Chief  Technology
     Mariusz  Girt                               Officer  and  Director


/s/  Carlton  J.  Parfitt
------------------------                         Treasurer,
Carlton  J. Parfitt                              Secretary  and Director


/s/  Randal  Palach
------------------------                         Director
     Randal  Palach



                                  EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------
Ex  10.8    Consulting Agreement between Company and Wolnosc International
            (Mariusz  Girt)
Ex  10.9    Lease  Agreement  of  Company's offices dated January 31, 2000
Ex  10.10   Capital  Lease  Agreement  with  National  Leasing  System
Ex  21      List  of  Subsidiaries
Ex  23      Consent of Auditors
Ex  27      Financial Data Schedule