Form 10KSB/A
period 2000-05-31
ELGRANDE COM INC
filed 2000-09-12
CIK 1073362

(THIS SPACE LEFT INTENTIONALLY BLANK)

















DOWNLOAD FORMATTING INSTRUCTIONS FOR CORRECT PAGINATION:
     PAGE SETUP: .5"TOP, .5"BOTTOM, .5"LEFT, .5"RIGHT
     TYPE: COURIER NEW, 10pt EXCEPT WHERE INDICATED OTHERWISE WITHIN THE TEXT

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB/A

                                Amendment No. 1 to
                                   FORM 10-KSB

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

                                ELGRANDE.COM INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 Year Ended      Year Ended
                                                   May 31,         May 31,
                                                     2000           1999
                                                -------------  -------------
Cash  flows  from  operating  activities:
  Net loss                                      $ (3,139,323)  $ (1,037,357)
  Adjustments to reconcile net loss
    to net cash used by operating activities:
      Stock issued for database expenses              92,583            -
      Stock issued for accounts payable               40,000            -
      Warrants issued for professional services       89,250            -
      Depreciation and amortization                  184,121         16,015
      Services paid by issuance of common stock       60,578         25,000
      Options issued for compensation                101,200            -
    Increase  in:
      Employee advance receivable                    (67,284)       (18,920)
      Other assets                                    56,509        (19,123)
      Accrued liabilities                             22,774          8,450
      Accounts payable                               570,044       (179,440)
    Decrease  in:
      Accrued interest                                  (577)         4,753
      Accounts payable, related party                (25,000)        25,000
      Deposits                                        13,838            -
                                                -------------  -------------
Net cash used in operating activities             (2,001,287)    (1,175,622)
                                                -------------  -------------
Cash  flows  from  investing  activities:
  Payments on leased equipment                        (5,996)           -
  Purchase of property and equipment                (176,553)       (167,670)
  Investment                                         (30,000)           -
                                                -------------  -------------
  Net cash used in investing activities             (212,549)      (167,670)
                                                -------------  -------------
Cash  flows  from  financing  activities:
  Proceeds from loans                                191,920            -
  Over-subscriptions payable                             -           22,000
  Issuance of stock                                1,721,015      1,438,050
                                                -------------  -------------
  Net cash provided by financing activities        1,912,935      1,460,050

Net increase (decrease)  in cash                    (300,901)       116,758

Foreign currency translation gain (loss)             (37,980)        18,158

Cash, beginning of period                            371,266        236,350
                                                -------------  -------------

Cash, end of period                             $     32,385   $    371,266
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

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

     The company incorporates the following Exhibits by reference to the filings set forth below.

EXHIBIT
NUMBER   DESCRIPTION                     FILED  AS  EXHIBIT
-------- -----------                     ----------------
Ex  3.1  Articles  of Incorporation      3.1  in Form 10-SB dated Feb 2, 1999
Ex  3.11 By-Laws                         3.11 in Form 10-SB dated Feb 2, 1999
Ex 10.3  M. Page-Consulting Agreement    10.3 in Form 10-SB dated Feb 2, 1999
Ex 10.4  C. Parfitt-Consulting Agreement 10.4 in Form 10-SB dated Feb 2, 1999
Ex 10.6  Office lease dated Aug 27, 1998 10.6 in Amendment 1 to Form  10-SB dated  Apr 21,  1999
Ex 10.7  Office lease dated Dec 22, 1998 10.6 in Amendment 1 to Form  10-SB dated  Apr 21,  1999
Ex 10.8  Consulting Agreement between    10.8 in Form 10KSB dated Aug. 29, 2000
         Company and Wolnosc Inter-
         national (Mariusz  Girt)
Ex 10.9  Lease Agreement of Company's    10.9 in Form 10KSB dated Aug. 29, 2000
         offices dated January 31, 2000
Ex 10.10 Capital Lease Agreement with    10.10 in Form 10KSB dated Aug. 29, 2000
         National  Leasing  System
Ex 21    List  of  Subsidiaries          21 in Form 10KSB dated Aug. 29, 2000
Ex 23    Consent of Auditors             23 in Form 10KSB dated Aug. 29, 2000
Ex 27    Financial Data Schedule         27 in Form 10KSB dated Aug. 29, 2000
Ex 99.1  1998 Directors' & Officers'     99.1 in Form S-8 dated Feb 29, 1999
         Stock Option Plan
Ex 99.2  1999 Stock Option Plan          99.2 in Form S-8 dated Feb 29,  1999

(B)     REPORTS  ON  FORM  8-K:

     The Company did not file any reports on Form 8-K in the fiscal year ended May 31, 2000.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf the undersigned, thereto duly authorized.

Dated:  September  12,  2000

               Elgrande.com,  Inc.

               By:  /s/  Michael  F.  Holloran
                    -----------------------------
                    Michael  F.  Holloran,
                    President,  Chief  Executive  Officer  and  Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 12, 2000.

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