Form 10QSB
period 2000-08-31
ELGRANDE COM INC
filed 2000-10-16
CIK 1073362

(THIS SPACE LEFT INTENTIONALLY BLANK)

                       SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                   FORM  10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  Quarterly  period  ended  August  31,  2000

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ___________ to _____________

                        Commission  file  number  000-25335

                               ELGRANDE.COM,  INC.
         (Exact  name  of  registrant  as  specified  in  its  charter)

             Nevada                                  88-0409024
(State  or  other  jurisdiction  of      (IRS Employer Identification No.)
incorporation  or  organization)

                Suite  308,  1040  Hamilton  Street,  Vancouver,  B.C.
                                  V6B2R9  Canada
                    (Address  of  principal  executive  offices)

                                 (604)  689-0808
                           (Issuer's  telephone  number)

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      Class                     August  31,  2000
---------------------           -----------------
Common  stock,
$  0.001  par  value               13,099,479

                                ELGRANDE.COM,  INC.

                                TABLE  OF  CONTENTS


                                                              Page  No.
PART  I.     FINANCIAL  INFORMATION

     ITEM  I  -  Unaudited  Consolidated  Financial  Statements

          Accountant's Review Report                              4

          Consolidated  Balance  Sheets                           5-6

          Consolidated  Statements  of  Operations                7

          Consolidated Statement of Stockholders'
          Equity (Deficit)                                        8-9

          Consolidated  Statements  of  Cash  Flows               10

          Notes  to  Consolidated  Financial  Statements          11

     ITEM  2     Management's  Discussion  and  Analysis  of
          Financial  Condition  and  Results  of  Operations      20

PART  II.     OTHER  INFORMATION


          ITEM  6

          Exhibits  and  Reports  on  Form  8-K                   21

          Signatures                                              21

                                 ELGRANDE.COM INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                        =================================

                                 AUGUST 31, 2000


                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ============================
                        BANK OF AMERICA FINANCIAL CENTER
                        ================================
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111


                                ELGRANDE.COM INC.

                                TABLE OF CONTENTS


INDEPENDENT  ACCOUNTANT'S  REVIEW  REPORT                            1

FINANCIAL  STATEMENTS

     Consolidated  Balance  Sheets                                   2

     Consolidated Statements of Operations and Comprehensive Loss    3

     Consolidated  Statement  of  Stockholders' Equity (Deficit)     4

     Consolidated  Statements  of  Cash  Flows                       5

NOTES  TO  FINANCIAL  STATEMENTS                                     6

Board  of  Directors
Elgrande.com,  Inc.
Vancouver,  B.C.  Canada

                           ACCOUNTANT'S REVIEW REPORT
                           --------------------------

We have reviewed the accompanying consolidated balance sheet of Elgrande.com, Inc. as of August 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the three months ended February 29, 2000, and for the period from September 21, 1999 (inception) to August 31, 2000. These financial statements are the responsibility of the Company's management.

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

The financial statements for the year ended May 31, 2000 were audited by us and we expressed an unqualified opinion on them in our report dated June 30, 2000, but we have not performed any auditing procedures since that date.

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

/s/ Williams & Webster, P.S.

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  WA
October  13,  2000














Accountants page 1

                               ELGRANDE.COM INC.
                           CONSOLIDATED BALANCE SHEETS


                                             August 31,          May 31,
                                                2000              2000
                                             (Unaudited)
                                            --------------   --------------

ASSETS

  CURRENT  ASSETS
   Cash                                     $      30,073    $      32,385
   Employee expense advances                       79,328           86,204
   GST tax refundable                               4,239            4,549
   Prepaid expenses                                 1,594              -
                                            --------------   --------------

            TOTAL CURRENT ASSETS                  115,234          123,138
                                            --------------   --------------

  PROPERTY  AND  EQUIPMENT
    Computer hardware                              97,972           97,972
    Furniture and fixtures                         62,667           62,667
    Database and software                         545,645          545,645
    Less accumulated depreciation
      and amortization                           (231,380)       (189,215)
                                            --------------   --------------

            TOTAL PROPERTY AND EQUIPMENT          474,904          517,069
                                            --------------   --------------

  OTHER  ASSETS
    Deposits                                       29,730           29,622
    Investments                                    60,000           60,000
                                            --------------   --------------

            TOTAL OTHER ASSETS                     89,730           89,622
                                            --------------   --------------

            TOTAL ASSETS                    $     679,868    $     729,829
                                            ==============   ==============



















Accountants page 2

                               ELGRANDE.COM INC.
                           CONSOLIDATED BALANCE SHEETS


                                             August 31,          May 31,
                                                2000              2000
                                             (Unaudited)
                                            --------------   --------------

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

  CURRENT LIABILITIES
    Accounts payable                        $     673,377    $     630,020
    Accrued liabilities                            34,282           31,224
    Note payable, current portion                 163,204          161,920
    Current portion of long-term debt               7,977            7,977
                                            --------------   --------------

             TOTAL CURRENT LIABILITIES            878,840          831,141

  LONG-TERM  DEBT
    Capital lease, net of current portion           7,614           11,448
    Note payable related party                     30,000           30,000
                                            --------------   --------------
            TOTAL LONG-TERM LIABILITIES            37,614           41,448
                                            --------------   --------------
            TOTAL LIABILITIES                     916,454          872,589
                                            --------------   --------------

  COMMITMENTS AND CONTINGENCIES                       -                -
                                            --------------   --------------

  STOCKHOLDERS'  EQUITY  (DEFICIT)
    Common  stock, 200,000,000 shares
      authorized, $.001 par value;
      13,099,479 and 12,295,479 shares
      issued and outstanding, respectively         13,099            12,295
    Stock options and warrants                    415,230           354,950
    Additional paid-in capital                  4,231,996         3,857,300
    Accumulated deficit                        (4,896,036)       (4,347,483)
    Accumulated other comprehensive
      income (loss)                                  (875)          (19,822)
                                            --------------   --------------
          TOTAL STOCKHOLDERS' EQUITY
          (DEFICIT)                              (236,586)        (142,760)
                                            --------------   --------------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY (DEFICIT)    $     679,868    $     729,829
                                            ==============   ==============










See accountants' review report and accompanying notes.

Accountants page 2

                                 ELGRANDE.COM INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                 For the Three Months Ended
                                             ----------------------------------
                                                August 31,        August 31,
                                                  2000              1999
                                               (Unaudited)       (Unaudited)
                                             ---------------   ---------------

R E V E N U E S                              $       62,863    $          -

COST OF REVENUES                                    119,173               -
                                             ---------------   ---------------
GROSS PROFIT (LOSS)                                 (56,310)              -
                                             ---------------   ---------------

E  X  P  E  N  S  E  S
   Consulting fees                                  136,301           138,543
   Marketing and public relations                       -             210,374
   Legal and professional fees                      236,016            36,465
   Salaries                                          38,730               -
   Office and administration                         12,068           281,685
   Rent                                              13,822               -
   Communication                                      4,322               -
   Software and internet services                     1,221           154,969
   Depreciation and amortization                     42,156            29,379
   Database construction and maintenance              6,461               -
                                             ---------------   ---------------
        TOTAL OPERATING EXPENSES                    491,097           851,415
                                             ---------------   ---------------

LOSS FROM OPERATIONS                               (547,407)         (851,415)

OTHER  INCOME  AND  (EXPENSES)
   Interest expense                                  (1,146)              -
                                             ---------------   ---------------
                                                     (1,146)              -

   LOSS BEFORE INCOME TAXES                        (548,553)         (851,415)

   INCOME TAXES                                         -                 -
                                             ---------------   ---------------

   NET LOSS                                        (548,553)         (851,415)

OTHER  COMPREHENSIVE  INCOME
   Foreign currency translation gain (loss)          18,947            24,344
                                             ---------------   ---------------

COMPREHENSIVE LOSS                           $     (529,606)   $     (827,071)
                                             ===============   ===============

NET LOSS PER COMMON SHARE, BASIC AND DILUTED $        (0.05)   $        (0.07)
                                             ===============   ===============
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
  SHARES  OUTSTANDING, BASIC AND DILUTED         11,645,330        11,645,330
                                             ===============   ===============

See accountants' review report and accompanying notes.
Accountants page 3

ELGRANDE.COM  INC.
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY  (DEFICIT)


                                                                                        Accum-       Total
                              Common Stock                                               ulated      Stock-
                        -----------------------   Additional  Stock        Accum-       Other         holders
                         Number                   Paid-in     Options &     ulated      Compre-      Equity
                         Of Shares    Amount      Capital     Warrants     Deficit       hensive     (Deficit)
                        -----------  ----------  -----------  ----------   -----------  ----------  ----------

Balance, May 31, 1999    11,118,800   $  11,119   $1,952,671   $     -     $(1,208,160) $   18,158  $  773,788

Issuance of common stock
  at an average of $1.28
  per share and issuance
  of warrants at an
  average of $0.165 per
  warrant                   500,000         500      635,000     164,500           -            -      800,000

Options issued for
  consulting fees and
  compensation                  -           -            -       101,200           -            -      101,200

Issuance of warrants for
  professional fees             -           -            -        89,250           -            -       89,250

Issuance of common stock
  for cash at an average
  of $0.92 per share         168,333         168      154,832        -             -            -      155,000

Issuance of common stock
  for cash at $5.00
  per share                  153,000         153      764,847        -             -            -      765,000

Issuance of common stock
  for conversion of
  debt at $0.93 per share    168,628         168      156,656        -             -            -      156,824

Issuance of common stock
  for services at an
  average of $1.25 per
  share                       48,718          49       60,849        -             -            -       60,898

Issuance of common stock
  for cash at $1.00 per
  share                       25,000          25       24,975        -             -            -       25,000

Issuance of common stock
  for conversion of debt
  at $3.00 per share           5,000           5       14,995        -             -            -       15,000

Issuance of common stock
  in  exchange for debt
   at $0.67 per share        138,000          138      92,445        -             -            -       92,583

Stock rescinded upon
  termination                (30,000)         (30)         30        -             -            -          -

Loss for year ending
  May 31, 2000                   -            -           -          -      (3,139,323)         -   (3,139,323)

Foreign currency
  translation gain (loss)        -            -           -          -             -        (37,980)   (37,980)
                        -----------  ----------  -----------  ----------   -----------  ----------  ----------
Balance, May 31, 2000    12,295,479       12,295    3,857,300    354,950    (4,347,483)     (19,822)  (142,760)






See accountants' review report and accompanying notes.
Accountants page 4

ELGRANDE.COM  INC.
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY  (DEFICIT) (continued)




                                                                                        Accum-       Total
                              Common Stock                                               ulated      Stock-
                        -----------------------   Additional  Stock        Accum-       Other         holders
                         Number                   Paid-in     Options &     ulated      Compre-      Equity
                         Of Shares    Amount      Capital     Warrants     Deficit       hensive     (Deficit)
                        -----------  ----------  -----------  ----------   -----------  ----------  ----------

Issuance of common stock
  for cash at an average
  of $0.50 per share       187,000         187       93,313        -              -            -       93,500

Common stock options
  exercised for cash and
  services at $0.39
  per share                550,000         550      214,450        -              -            -      215,000

Options issued for
  consulting fees              -           -            -       60,280            -            -       60,280

Stock issued for debt at
  $1.00 per share           67,000          67       66,933        -              -            -       67,000

Loss for three months
  ended August 31, 2000        -           -            -          -         (548,553)         -     (548,553)

Foreign currency
  translation gain (loss)      -           -            -          -              -         18,947     18,947
                        -----------  ----------  -----------  ----------   -----------  ----------  ----------
Balance, August 31,
  2000 (unaudited)      13,099,479    $ 13,099   $4,231,996   $415,230     $(4,896,036) $     (875) $(236,586)
                        ===========  ==========  ===========  ==========   ===========  ==========  ===========


























See accountants' review report and accompanying notes.

Accountants page 4

                                ELGRANDE.COM INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 For the Three Months Ended
                                             ----------------------------------
                                                August 31,        August 31,
                                                  2000              1999
                                               (Unaudited)       (Unaudited)
                                             ---------------   ---------------

Cash  flows  from  operating  activities:
  Net loss                                   $     (548,553)   $     (851,415)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
      Depreciation and amortization                  42,165            29,379
      Non-cash expenses                               4,308               -
      Services paid by issuance of
        common stock                                214,450               -
      Options issued for compensation                60,280               -
      Increase  in:
        Employee advance receivable                     -             (17,834)
        Other assets                                  1,284           (23,309)
        Accrued liabilities                           3,058               814
        Accounts payable                             43,357           703,440
      Decrease  in:
        Accrued interest                                -                (529)
        Deposits                                       (108)              -
                                             ---------------   ---------------
Net cash used in operating activities              (179,759)         (159,454)
                                             ---------------   ---------------
Cash  flows  from  investing  activities:
  Payments on leased equipment                       (3,834)              -
  Purchase of property and equipment                    -            (176,156)
  Investment                                            -             (60,000)
                                             ---------------   ---------------
Net cash used in investing activities                (3,834)         (236,156)
                                             ---------------   ---------------
Cash  flows  from  financing  activities:
  Proceeds from loans                                68,284                -
  Issuance of stock                                  94,050                -
                                             ---------------   ---------------
Net cash provided by financing activities           162,334                -
Net increase (decrease)  in cash                    (21,259)          (395,610)
Foreign currency translation gain (loss)             18,947             24,344
Cash, beginning of period                            32,385            371,266
                                             ---------------   ---------------
Cash, end of period                          $       30,073    $          -
                                             ===============   ================
SUPPLEMENTAL  DISCLOSURES:
  Cash paid for interest and income taxes:
          Interest                           $         577     $         1,829
                                             ===============   ================
          Income taxes                       $         -          $        -
                                             ===============   ================
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Services paid by issuance of stock         $      214,450    $           -
  Non-cash expenses                          $        4,308    $           -
  Options issued for professional fees       $       60,280    $           -

See accountants' review report and accompanying notes.
Accountants page 5

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Elgrande.com Inc., formerly Intellicom Internet Corp (hereinafter "the Company"), was incorporated in April 1998 under the laws of the State of Nevada primarily for the purpose of developing and marketing internet applications, specifically for books, software, audio and video media, and computer games while the Elgrande.com site is a stand-alone e-commerce site, its future purpose will be as a proto-type demonstration site for the ShopEngine suite of software applications. The Elgrande.com site will be used to demonstrate ShopEngine software updates and as a marketing tool to showcase the capabilities of ShopEngine to prospective shop supplies and shop operations. The name change to Elgrande.com Inc. was effective on September 19, 1998. The Company maintains an office in Vancouver, British Columbia, Canada.

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

Principles  of  Consolidation
-----------------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. References herein to the Company include the Company and its subsidiary, unless the context otherwise requires.

Going  Concern
--------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred net losses of $548,553 and $851,415 for the three months ended August 31, 2000 and 1999, respectively. As of August 31, 2000, the Company's liabilities exceeded its assets by $236,586. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently putting technology in place which will, if successful, mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.





Accountants' page 6

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Management has established plans designed to increase the sales of the Company's products. Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Accounting  Method
------------------
The Company's financial statements are prepared using the accrual method of accounting. In 1999, the Company changed its year-end from November 30 to May 31.

Basic  and  Diluted
-------------------
The  Company  has  adopted Statement of Financial Accounting Standards Statement
(SFAS) No. 128, Earnings Per Share. Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be antidilutive. As of August 31, 2000, the Company had 1,220,000 options outstanding which are considered to be antidilutive. As of August 31, 2000, the Company had 1,220,000 options outstanding and convertible debt of $163,204 that would have been equal to 326,408 shares of common stock, which are considered to be antidilutive.

At August 31, 2000, the Company also had an additional $30,000 in convertible debt which has not been negotiated and the conversion feature has not been determined.

Cash  and  Cash  Equivalents
----------------------------
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision  for  Taxes
---------------------
At August 31, 2000, the Company had accumulated net operating losses of approximately $4,800,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Year  2000
----------
Like other companies, Elgrande.com Inc. could be adversely affected if the computer systems the Company, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment and elevators, etc. At this time, the Company does not have any evidence of problems associated with the "Year 2000" issue. Any costs associated with year 2000 expensed as incurred.

Interim  Financial  Statements
------------------------------
The interim financial statements for the period ended August 31, 2000, included herein have not been audited, at the request of the Company. They do reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

NOTE  3  -  PROPERTY  AND  EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation and amortization are five to seven years. The following is a summary of property, equipment and accumulated depreciation and amortization:


                            August 31,               August 31,
                              2000                     1999
                          -------------            --------------

Computers                 $     97,972             $      96,074
Furniture and fixtures          62,667                    78,595
Database  and  software        545,645                   545,645
                          -------------            --------------
                               706,284                   720,314
Less accum depreciation
 and amortization             (231,380)                  (48,901)
                          -------------            --------------
                          $    474,904             $     671,413
                          =============            ==============


Depreciation and amortization expense for the three months ended August 31, 2000 and 1999 were $42,165 and $29,379, respectively.

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE  4  -  INTANGIBLE  ASSETS

The Company has capitalized, for the three months ended August 31, 2000 and 1999, amounts of $545,645, which are the contractual cost of data base software purchased from an independent software supplier. No portion of this software was internally developed and, accordingly, there are no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of this software-which was purchased solely for internal use and will not be marketed externally-have been capitalized.

NOTE  5  -  COMMON  STOCK  AND  WARRANTS

Upon incorporation, 4,000,000 shares of common stock were distributed at $0.001 per share to the board of directors for $4,000. The succeeding share issuance was for 5,000,000 common shares at $0.01 per share for $50,000. Under Regulation D, Rule 504, 943,800 shares of common stock were issued at $1.00 per share for cash and subscriptions. A May 1, 1999 issuance was for 300,000 units, each consisting of one share of common stock and three common stock purchase warrants (Class A, Class B and Class C) at $3.00 per unit under Regulation D, Rule 501. Each Class A warrant entitles the holder to acquire an additional share of common stock for $7.50 per share at any time prior to May 31, 2006. Each Class B warrant entitles the holder to acquire an additional share of common stock for $15.00 per share at any time prior to May 31, 2006 and each Class C warrant entitles the holder to acquire an additional share of common stock for $25.00 per share at any time prior to May 31, 2006. The warrants have no assigned value according to the Black-Scholes Option Price Calculation. As of August 31, 2000, none of the warrants have been exercised.

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

At May 31, 1999, 25,000 shares of common stock had been granted but not issued. The Company valued these services at $25,000 and, accordingly, recorded an accrual for this amount. During the year ended May 31, 2000, the stock was issued.

During the year ended May 31, 2000, common stock shares were issued for cash, services and debt conversion. The following common stock shares were issued:
646,333 shares were issued for $.97 to $5.00 per share in cash totaling $1,221,015; 500,000 shares were issued with 1,000,000 warrants attached with the stock valued at $1.28 per share and the warrants at an average value of $.16 per warrant; 168,128 shares for debt in the total amount of $156,777; 48,718 shares for services for $1.00 to $1.50 per share; 5,000 shares for accounts payable for

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE  5  -  COMMON  STOCK  AND  WARRANTS  (CONTINUED)

$3.00 per share; 138,000 shares for database expenses of $88,000; and 25,000 options were exercised for $1.00 per share. Upon termination, an employee rescinded 30,000 shares previously treated as additional compensation.

In March 2000, the Company issued 75,000 warrants for professional services. Each warrant is exercisable for 5 years with a price of $1.87. The fair value of each warrant granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: the risk-free interest rate is 5%, volatility is 0.3, and the expected life of the warrants is five years. The fair market value of these warrants of $89,250 was recorded as professional fees pursuant to Financial Accounting Standard No. 123. During the three months ended August 31, 2000, the Company issued for cash 187,000 shares of common stock at $0.50 per share. In the same three month period, 67,000 common stock shares were issued in exchange for debt at $1.00 per share and 550,000 common stock options were exercised for cash of $550 and services valued at $214,450.

NOTE  6-STOCK  OPTIONS

During the year ended May 31, 2000, the board of directors authorized the exercise of options to acquire 135,000 common stock shares for $1.00 per share.

On June 11, 1999, the board of directors approved the Elgrande.com, Inc., 1999 Stock Option Plan. This plan allows the Company to distribute up to 5,000,000 shares of common stock shares to officers, directors, employees and consultants through the authorization of the Company's board of directors. The board of directors also granted options to acquire 4,445,000 common stock shares at $3.00 per share before June 11, 2004. The Company's executive officers and directors were granted 4,225,000 of these options. Subsequent to year-end, the Company's executive officers and directors voluntarily returned all 4,225,000 of these options retroactively to the date of the grant.

The fair value of each option granted was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made to estimate fair value: the risk-free interest rate is 5%, volatility is 0.5, and the expected life of the options is five years. Accordingly, $34,500 of the option's expense was initially recorded in the Company's interim financial statements as compensation and the remaining options' expense of $2,010,200 was recorded as consulting fees. In accordance with Financial Accounting Standard No. 123 paragraph 115, this expense was deemed to be an estimate, subject to adjustment by decreasing the expense in the period of forfeiture. Pursuant to the return of the aforementioned options, management decreased compensation and consulting expenses by the originally recorded $2,044,700.

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE  6-STOCK  OPTIONS  (CONTINUED)

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

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 5%, volatility is 0.5, and expected life is 5 years. During the year ending May 31, 1999, the Company issued 1,000,000 common stock options that may be exercised at any time before March 15, 2004 at $1.00 per share. The strike price of these options exceeds the options' minimum value calculated using the Black-Scholes model, therefore, no compensation costs have been recognized pursuant to Financial Accounting Standard No.123.

During the three months ended August 31, 2000, the board of directors authorized 137,000 options in exchange for consulting services. The Company valued these services at $60,280. The options issued have an exercise price of $0.001 and will vest in six equal installments at the end of each six-month period during the term of the agreement. The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest rate is 5%, volatility is .3, and expected life is 3 years.

The  following  is  a  summary  of  stock  option  activity:

                                                            Weighted
                                            Number          Average
                                              of            Exercise
                                            Shares          Price
                                        ----------          --------
Outstanding at 4-8-98 (inception)          850,000          $  $0.06
Granted                                  1,000,000              1.00
Exercised                                      -                -
Forfeited                                      -                -
                                        ----------          --------
Outstanding at 5-31-99                   1,850,000          $   0.57
                                        ==========          ========
Options exercisable at 5-31-99           1,170,000          $   0.86
                                        ==========          ========
Weighted average fair value of
options granted during 1999                                 $   1.00
                                                            ========

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE  6-STOCK  OPTIONS  (CONTINUED)

                                                            Weighted
                                            Number          Average
                                              of            Exercise
                                            Shares          Price
                                        ----------          --------
Outstanding at 5-31-99                   1,850,000          $    .57
Granted                                    220,000              3.00
Exercised                                 (135,000)             1.00
Forfeited                                      -                -
                                        ----------          --------
Outstanding at 5-31-00                   1,935,000          $   0.82
Options Exercisable at 5-31-00           1,595,000          $   0.99
                                        ==========          ========
Weighted average fair value of
   options granted during 2000                              $   0.82
                                                            ========

                                                            Weighted
                                            Number          Average
                                              of            Exercise
                                            Shares          Price
                                        ----------          --------
Outstanding at 5-31-00                   1,595,000          $   0.82
Granted                                    687,000              0.40
Exercised                                 (550,000)             0.40
Forfeited                                      -                -
                                        ----------          --------
Outstanding at 8-31-00                   1,732,000          $   0.79
                                        ==========          ========
Options Exercisable at 8-31-00           1,595,000          $   0.86
Weighted Average fair value of
   options granted during 2001                              $   0.40
                                                            ========

NOTE  7  -  RELATED  PARTIES

Certain  consultants   which  received   common   stock   under  the   Company's
non-qualified stock option plan are related to the Company's directors and stockholders. Of the 850,000 shares issued to consultants in 1999, 187,500 shares were issued to family members of directors who provided services to the Company. See Note 6.

During the year ending May 31, 2000, the Company paid its officers and directors $284,790 in consulting fees. During the three months ended August 31, 2000 the Company paid its officers and director $76,022 in consulting fees.

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

NOTE  8  -  COMMITMENTS  AND  CONTINGENCIES

Lease  Commitments
------------------
The Company leases office space in Vancouver, B.C., Canada from Yaletown Centre Investment Ltd. for $4,488 per month. The lease is effective from September 1, 1998 to August 31, 2001. The terms of the lease required the Company to give the lessor a $5,407 refundable security deposit. During the year ended May 31, 2000, this deposit was applied to rent.

Future  minimum  rental  commitments  under  the operating lease are as follows:

Year  Ending  May  31,  2001     $53,856
Year  Ending  May  31,  2002      13,464
                                 -------
                                 $67,320
                                 =======

The Company leases telephone equipment under a capital lease expiring June 23, 2002. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Depreciation of the asset under capital lease is included in the Company's recorded depreciation expense.

Future  minimum  lease  commitments  under  the  capital  lease  are as follows:

Year  Ending  May  31,  2001       $4,143
Year  Ending  May  31,  2002        8,969
Year  Ending  May  31,  2003        2,479
                                 ---------
                                  $15,591
                                 =========

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

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2000

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

NOTE  10  -  CONCENTRATION  OF  CREDIT  RISK  FOR  CASH  HELD  AT  BANKS

The Company maintains cash balances at two banks. Accounts at each institution are insured by the Canadian Depository Insurance up to $60,000 in Canadian funds. At August 31, 2000, no accounts exceeded this limit.

NOTE  11  -  NOTES  PAYABLE

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

Private investors have loaned the Company $230,204, which is convertible to common stock at $0.50 per share. In lieu of cash repayment of the loan, the investors will receive common stock at a discounted rate of 20% of the closing price of the stock on July 31, 2000. At August 31,2000, 67,000 shares of common stock were issued at $1.00 per share to satisfy a portion of this loan.

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

                               ELGRANDE.COM,  INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results  of  Operations
-----------------------

There are revenues of $62,863 for the three months ended August 31, 2000, representing sale of merchandise, versus zero revenues as at August 31, 1999. The Company activated its web site for test purposes in June 1999 and is fully operational as of January 1, 2000.

Comparison  of  the  Three  Months  Ended  August  31,  2000  and  1999
-----------------------------------------------------------------------

A summary of expenses for the quarter ended August 2000 compared to the same period in 1999 is as follows:

                                                   2000          1999
                                               ------------  ------------
          Consulting                               136,301       138,543
          Marketing  and  public  relations              0       210,374
          Software  and  internet  fees              7,682       154,969
          Administration  and  other               304,958       318,150
          Depreciation  and  amortization           42,156        29,379
                                               ------------  ------------
                                                   491,097       851,415
                                               ============  ============

Software costs include database development costs incurred of $6,461 to August 31, 2000. Elgrande began operating under its own developed database in January 2000, thereby eliminating ongoing expenses incurred through Macdonald Harris & Associates accruing in the approximate amount of $10,000 per month. While the company continues to develop this database site, it is currently identifying and sourcing technology partners to assist in the growth of its database technology.

Administration costs include payroll costs of $38,730 and general office expenses of $266,228 to August 31, 2000, compared to $111,499 and $206,651 respectively  for  the  year  ended  August  31,  1999.

The Company budgeted its cash requirements in order to develop the web based contact management system, and the central database that holds product data. To date, costs have been within the established budget. The site was activated on June 2, 1999 for test purposes.

Liquidity  and  Capital  Resources
----------------------------------

To date, the Company has financed its development stage by the sale of common stock. The Company currently has insufficient cash to finance its operations, but is actively pursuing several private placements. An estimated $3 million is believed necessary to fully execute the Company's plan of operations.

                               ELGRANDE.COM,  INC.
                                    PART  II.
                                OTHER  INFORMATION


Item  6.  Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits.

        EX-27 - Financial Data Schedule, attached.

(b)     Reports  on  Form  8-K  relating  to the quarter ended August 31, 2000.

        The Company did not file any reports on Form 8-K during the quarter ended August 31, 2000.




                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   ELGRANDE.COM,  INC.



By:     /s/  Michael  F.  Holloran
 -------------------------------------
             Michael  F.  Holloran
             President  and  Chief  Executive  Officer


Dated:       October  16,  2000




















  21