Form 10QSB
period 2000-11-30
ELGRANDE COM INC
filed 2001-01-16
CIK 1073362

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT  OF  1934

                For the Quarterly period ended November 30, 2000

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

                                 (604) 689-0808
                           (Issuer's telephone number)


The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      Class                     November  30,  2000
      -----                     --------------------

   Common  stock
  $ 0.001 par value                 14,427,148

                               ELGRANDE.COM, INC.
                                   FORM  10QSB
                     For the period ended  November 30, 2000

                                TABLE OF CONTENTS


                                                                     Page  No.

PART  I.     FINANCIAL  INFORMATION

ITEM  I  -  Unaudited  Consolidated  Financial  Statements

  Accountant's Review Report                                                  3

  Consolidated Balance Sheets as of November 30, 2000 and 1999 (Unaudited)    4

  Consolidated Statements of  Operations for the Three Months
  Ended November 30, 2000 and 1999 (Unaudited)                                6

  Consolidated  Statement  Of  Stockholders'  Equity  (Deficit)               7

  Consolidated Statements of Cash Flows for the Three Months
  Ended November 30, 2000 and 1999  (Unaudited)                               9

  Notes  to  Consolidated  Financial  Statements                              11

ITEM  2   Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                   19

PART  II.     OTHER  INFORMATION                                              20

Signatures                                                                    20

                               ELGRANDE.COM, INC.
                                   FORM  10QSB
                     For the period ended  November 30, 2000

PART 1 - Financial Information

                                ELGRANDE.COM INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111

Board  of  Directors
Elgrande.com,  Inc.
Vancouver,  B.C.  Canada

                           ACCOUNTANT'S REVIEW REPORT
                           --------------------------

We have reviewed the accompanying consolidated balance sheet of Elgrande.com, Inc. as of November 30, 2000 and the related consolidated statements of operations and comprehensive, stockholders' equity (deficit) and cash flows for the six months ended November 30, 2000. These financial statements are the responsibility of the Company's management.

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

As discussed in Note 2, the Company's realization of a major portion of its assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this issue are also addressed in Note 2 The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  WA
January  11,  2000

                               ELGRANDE.COM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                              November 30,         May 31,
                                                  2000              2000
                                               (Unaudited)
                                              --------------   --------------
ASSETS

CURRENT ASSETS
  Cash                                        $      13,240    $      32,385
  Employee expense advances                          77,719           86,204
  GST tax refundable                                  6,019            4,549
  Prepaid expenses                                      627             -
                                              --------------   --------------
     TOTAL CURRENT ASSETS                            97,605         123,138
                                              --------------   --------------

PROPERTY  AND  EQUIPMENT
  Computer hardware                                  97,972           97,972
  Furniture and fixtures                             63,257           62,667
  Database and software                             545,645          545,645
  Less accum. depreciation and amortization        (255,676)        (189,215)
                                              --------------   --------------
      TOTAL PROPERTY AND EQUIPMENT                  451,198          517,069
                                              --------------   --------------

OTHER  ASSETS
  Deposits                                           28,778           29,622
  Investments                                        60,000           60,000
                                              --------------   --------------
      TOTAL OTHER ASSETS                             88,778           89,622
                                              --------------   --------------

      TOTAL ASSETS                            $     637,581    $     729,829
                                              ==============   ==============





















The accompanying notes are an integral part of these financial statements.

                               ELGRANDE.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                                              November 30,         May 31,
                                                  2000              2000
                                               (Unaudited)
                                              --------------   --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES
  Accounts payable                            $     637,689    $     630,020
  Accrued liabilities                                38,455           31,224
  Convertible notes payable, current portion         48,315          161,920
  Current portion of capital lease                    5,433            7,977
                                              --------------   --------------
       TOTAL CURRENT LIABILITIES                    729,892          831,141
                                              --------------   --------------

LONG-TERM  DEBT
  Capital lease, net of current portion               7,986           11,448
  Note payable related party                            -             30,000
                                              --------------   --------------
       TOTAL LONG-TERM LIABILITIES                    7,986           41,448
                                              --------------   --------------

       TOTAL LIABILITIES                            737,878          872,589
                                              --------------   --------------
COMMITMENTS AND CONTINGENCIES                           -                -
                                              --------------   --------------

STOCKHOLDERS'  EQUITY  (DEFICIT)
  Common stock, 200,000,000 shares authorized,
  $.001 par value; 14,427,148 and 12,295,479
  shares issued and outstanding, respectively        14,427           12,295
  Stock options and warrants                        856,899          354,950
  Additional paid-in capital                      4,796,957        3,857,300
  Accumulated deficit                            (5,773,781)      (4,347,483)
  Accumulated other comprehensive income (loss)       5,201          (19,822)
                                              --------------   --------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)               (100,297)        (142,760)
                                              --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                            $     637,581    $     729,829
                                              ==============   ==============










The accompanying notes are an integral part of these financial statements.

                               ELGRANDE.COM, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                         For the Three Months Ended   For the Six Months Ended
                              November 30,                    November 30,
                      ------------------------------  ------------------------------
                           2000            1999            2000            1999
                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                      --------------  --------------  --------------  --------------
REVENUES              $      15,888   $         253   $      78,751   $         253

COST OF REVENUES             22,954             -           142,127             -
                      --------------  --------------  --------------  --------------

GROSS PROFIT (LOSS)          (7,066)            253         (63,376)            253
                      --------------  --------------  --------------  --------------

OPERATING EXPENSES        1,022,491       1,303,078       1,361,104       2,154,493
                      --------------  --------------  --------------  --------------

LOSS FROM OPERATIONS     (1,029,557)     (1,302,825)     (1,424,480)     (2,154,240)

OTHER INCOME AND (EXPENSES)

  Interest                       63             -                63             -
  Interest expense             (735)            -            (1,881)            -
                      --------------  --------------  --------------  --------------
                               (672)            -            (1,818)            -
                      --------------  --------------  --------------  --------------

NET LOSS                 (1,030,229)     (1,302,825)     (1,426,298)     (2,154,240)

OTHER  COMPREHENSIVE  INCOME
 Foreign currency
  translation gain
  (loss)                    (13,746)        (20,302)         25,023          4,042
                      --------------  --------------  --------------  --------------

COMPREHENSIVE LOSS    $  (1,043,975)  $  (1,323,127)  $  (1,401,275)  $  (2,150,198)
                      ==============  ==============  ==============  ==============

BASIC AND DILUTED
 NET LOSS PER
 COMMON SHARE         $       (0.08)  $       (0.12)  $       (0.10)  $       (0.20)
                      ==============  ==============  ==============  ==============

WEIGHTED AVERAGE
 NUMBER OF COMMON
 STOCK SHARES
 OUTSTANDING,
 BASIC AND DILUTED       13,670,012      10,919,155      13,670,012      10,919,155
                      ==============  ==============  ==============  ==============




The accompanying notes are an integral part of these financial statements.

ELGRANDE.COM  INC.
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY  (DEFICIT)


                                                                                        Accum-       Total
                              Common Stock                    Stock                      ulated      Stock-
                        -----------------------   Additional  Options &    Accum-       Other         holders
                         Number                   Paid-in     Warrants     ulated      Compre-      Equity
                         Of Shares    Amount      Capital     Amount       Deficit       hensive     (Deficit)
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

ELGRANDE.COM  INC.
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY  (DEFICIT) (continued)



                                                                                        Accum-       Total
                              Common Stock                                               ulated      Stock-
                        -----------------------   Additional  Stock        Accum-       Other         holders
                         Number                   Paid-in     Options &     ulated      Compre-      Equity
                         Of Shares    Amount      Capital     Warrants     Deficit       hensive     (Deficit)
                        -----------  ----------  -----------  ----------   -----------  ----------  ----------

Issuance of common stock
  for cash at an average
  of $0.50 per share       187,000         187       93,313        -              -            -       93,500

Common stock options
  exercised for cash and
  services at $0.39
  per share                550,000         550      214,450        -              -            -      215,000

Options issued for
  consulting fees              -           -            -      542,769            -            -      542,769

Stock issued for debt at
  $1.00 per share           67,000          67       66,933        -              -            -       67,000

Issuance of common
  stock for cash
  at an average of
  $0.50 per share          240,000         240      117,760        -              -            -      118,000

Options exercised
  at an average of
  $0.62 per share          227,000         227      140,200    (74,680)           -            -       65,747

Stock issued for
  services at $0.45
  per share                600,000         600      167,400        -              -            -      168,000

Stock issued for debt
  at an average of
  $0.54 per share          260,669         261      139,601        -             -             -      139,862

Options issued as
  compensation                 -           -            -       33,860           -             -       33,860

Loss for six months
 ended November 30, 2000       -           -            -          -      (1,426,298)          -   (1,426,298)

Foreign currency
 translation gain (loss)       -           -            -          -             -          25,023     25,023
                        -----------  ----------  -----------  ----------   -----------  ----------  ----------
Balance,
  November 30, 2000
  (unaudited)            14,427,148  $  14,427   $4,796,957    856,899     $(5,773,781) $    5,201   $(100,297)
                        ===========  ==========  ===========  ==========   ===========  ==========  ===========











The accompanying notes are an integral part of these financial statements.

                                ELGRANDE.COM INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 Six Months          Six Months
                                                    Ended              Ended
                                                 November 30,      November 30,
                                                    2000              1999
                                                (Unaudited)         (Unaudited)
                                               --------------     --------------

Cash flows from operating activities:
  Net loss                                     $  (1,426,298)     $  (2,154,240)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Stock issued for accounts payable                  137                -
      Depreciation and amortization                   68,560             54,773
      Services paid by issuance of common stock      168,000             25,000
      Options issued for professional services       542,769                -
      Options issued for compensation                 33,860                -
    Increase in:
       Employee advance receivable                     8,485            (38,513)
       Other assets                                   (2,097)           (30,114)
       Accured liabilities                             7,231             55,555
       Overdrafts payable                                -               40,805
       Accounts payable                                7,669            774,239
     Decrease  in:
       Accounts payable, related party                   -              (25,000)
       Deposits                                          844             13,969
                                               --------------     --------------
Net cash used in operating activities               (590,840)        (1,283,526)
                                               --------------     --------------

Cash  flows  from  investing  activities:
  Payments on leased equipment                        (6,006)           (12,728)
  Purchase of property and equipment                     -             (130,109)
  Investment                                             -              (30,000)
                                               --------------     --------------
Net cash used in investing activities                 (6,006)          (172,837)
                                               --------------     --------------

Cash  flows  from  financing  activities:
  Proceeds from loans                                110,564             20,743
  Issuance of stock                                  467,137          1,064,354
                                               --------------     --------------
Net cash provided by financing activities            577,701          1,085,097

Net increase (decrease)  in cash                     (19,145)          (371,266)

Cash, beginning of period                             32,385            371,266
                                               --------------     --------------
Cash, end of period                            $      13,240      $         -
                                               ==============     ==============






The accompanying notes are an integral part of these financial statements.

                                ELGRANDE.COM INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)

                                                 Six Months          Six Months
                                                    Ended              Ended
                                                 November 30,      November 30,
                                                    2000              1999
                                                (Unaudited)         (Unaudited)
                                               --------------     --------------

SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:
Cash paid for interest and income taxes:
 Interest                                      $         -        $         628
                                               ==============     ==============
 Income taxes                                  $         -        $         -
                                               ==============     ==============
NON-CASH INVESTING AND FINANCING ACTIVITIES
 Financing lease for equipment                 $         -        $      47,000
 Stock issued for notes payable, related party $      44,897      $      44,825
 Services paid by issuance of stock            $     168,000      $      25,000
 Oversubscriptions payable converted to debt   $         -        $     112,000
 Options issued for professional fees          $     542,769      $         -
 Options issued for compensation               $      33,860      $         -

































The accompanying notes are an integral part of these financial statements.

                               ELGRANDE.COM INC.
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Elgrande.com Inc., formerly Intellicom Internet Corp (hereinafter "the Company"), was incorporated in April 1998 under the laws of the State of Nevada primarily for the purpose of developing and marketing internet applications, specifically for books, software, audio and video media, and computer games. The Elgrande.com site is a stand-alone e-commerce site, and its future purpose will be as a prototype demonstration site for the ShopEngine suite of software applications. The Elgrande.com site will be used to demonstrate ShopEngine software updates and as a marketing tool to showcase the capabilities of ShopEngine to prospective shop supplies and shop operations. The name change to Elgrande.com Inc. was effective on September 19, 1998. The Company maintains an office in Vancouver, British Columbia, Canada.

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

As shown in the accompanying financial statements, the Company incurred net losses of $1,426,897 and $2,154,240 for the six months ended November 30, 2000 and 1999, respectively. As of November 30, 2000, the Company's liabilities exceeded its assets by $100,297. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently putting technology in place which will, if successful, mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                               ELGRANDE.COM INC.
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

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

Basic  and  Diluted
-------------------
The  Company  has  adopted Statement of Financial Accounting Standards Statement
(SFAS) No. 128, Earnings Per Share. Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be antidilutive. As of November 30, 2000, the Company had 1,220,000 options outstanding and convertible debt of $48,315 that would have been equal to 96,630 shares of common stock, which are considered to be antidilutive.

At May 31, 2000, the Company also had an additional $30,000 in convertible debt been and the conversion features of which had not been determined. During the subsequent six months ended November 30, 2000, 44,942 shares of common stock were issued for this debt for a value of $44,897.

Cash  and  Cash  Equivalents
----------------------------
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision  for  Taxes
---------------------
At November 30, 2000, the Company had accumulated net operating losses of approximately $5,700,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

                               ELGRANDE.COM INC.
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

Interim  Financial  Statements
------------------------------
The interim financial statements for the period ended November 30, 2000, included herein, have not been audited, at the request of the Company. They do reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

Foreign  Currency  Translation  Gains/Losses
--------------------------------------------
The Company has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year, except gains or losses relating to long-term debt which are deferred and amortized over the remaining term of the debt. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

Advertising  Costs
------------------
Advertising  costs  are  charged  to  operations  when  they  occur.

Revenue  and  Cost  Recognition
-------------------------------
Revenues  and  costs  are  recognized  at  the  time  of  sale  of  products.

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

                               ELGRANDE.COM INC.
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

                          November 30, 2000     November 30, 1999
                          -----------------     -------------------
Computers                 $         97,972      $           96,762
Furniture  and  fixtures            63,257                  79,742
Database  and  software            545,645                 545,645
                          -----------------     -------------------
                                   706,284                 722,149
Less accum depreciation
  and  amortization               (255,676)                (74,226)
                          -----------------     -------------------
                          $        451,198      $          647,923
                          =================     ===================

Depreciation and amortization expense for the six months ended November 30, 2000 and 1999 were $68,560 and $54,773, respectively.

NOTE  4  -  INTANGIBLE  ASSETS

The Company has capitalized, for the six months ended November 30, 2000 and 1999, $545,645, which is the contractual cost of data base software purchased from an independent software supplier. No portion of this software was internally developed and, accordingly, there are no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of this software-which was purchased solely for internal use and will not be marketed externally-have been capitalized.

NOTE  5  -  COMMON  STOCK  AND  WARRANTS

Upon incorporation, 4,000,000 shares of common stock were distributed at $0.001 per share to the board of directors for $4,000. The succeeding share issuance was for 5,000,000 common shares at $0.01 per share for $50,000. Under Regulation D, Rule 504, 943,800 shares of common stock were issued at $1.00 per share for cash and subscriptions. A May 1, 1999 issuance was for 300,000 units, each consisting of one share of common stock and three common stock purchase warrants (Class A, Class B and Class C) at $3.00 per unit under Regulation D, Rule 501. Each Class A warrant entitles the holder to acquire an additional share of common stock for $7.50 per share at any time prior to May 31, 2006. Each Class B warrant entitles the holder to acquire an additional share of common stock for $15.00 per share at any time prior to May 31, 2006 and each Class C warrant entitles the holder to acquire an additional share of common stock for $25.00 per share at any time prior to May 31, 2006. The warrants have no assigned value according to the Black-Scholes Option Price Calculation. As of November 30, 2000, none of the warrants have been exercised.

At November 30, 1998, $538,050 in stock subscriptions was receivable and subsequently $491,305 of this was received by January 11, 1999. The balance of $46,745 was collected by April 1999.

At May 31, 1999, the Company's third stock offering was over-subscribed by $112,000 and at November 30, 1998 the Company's second stock offering was over-subscribed by $90,000. These amounts were recorded on the Company's balance sheets as a current liability. The overage of $90,000 was repaid to subscribers in December 1998. The overage of $112,000 was subsequently converted to a loan which was then satisfied with stock. See Note 11.

                               ELGRANDE.COM INC.
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE  5  -  COMMON  STOCK  AND  WARRANTS (Continued)

At May 31, 1999, 25,000 shares of common stock had been granted but not issued. The Company valued the related services at $25,000 and, accordingly, recorded an accrual for this amount. During the year ended May 31, 2000, the stock was issued.

During the year ended May 31, 2000, common stock shares were issued for cash, services and debt conversion. The following common stock shares were issued:
646,333 shares were issued for $0.97 to $5.00 per share in cash totaling $1,221,015; 500,000 shares were issued with 1,000,000 warrants attached with the stock valued at $1.28 per share and the warrants at an average value of $0.16 per warrant; 168,128 shares for debt in the total amount of $156,777; 48,718 shares for services at $1.00 to $1.50 per share; 5,000 shares for accounts payable at $3.00 per share; 138,000 shares for database expenses of $88,000; and 25,000 options were exercised for $1.00 per share. Upon termination, an employee rescinded 30,000 shares previously treated as additional compensation.

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

During the six months ended November 30, 2000, the Company issued for cash 427,000 shares of common stock at $0.50 per share and 600,000 shares of common stock for services values at $169,000. In the same six month period, 327,669 common stock shares were issued in exchange for debt in the amount of $206,862 and 777,000 common stock options were exercised for cash of $66,297 and services valued at $289,130.

NOTE  6-STOCK  OPTIONS

During the year ended May 31, 2000, the Company's board of directors authorized the exercise of options to acquire 135,000 common stock shares for $1.00 per share.

On June 11, 1999, the board of directors approved the Elgrande.com, Inc. 1999 Stock Option Plan. This plan allows the Company to distribute up to 5,000,000 shares of common stock shares to officers, directors, employees and consultants through the authorization of the Company's board of directors. The board of directors also granted options to acquire 4,445,000 common stock shares at $3.00 per share before June 11, 2004. The Company's executive officers and directors were granted 4,225,000 of these options. Subsequent to year-end, the Company's executive officers and directors voluntarily returned all 4,225,000 of these options retroactively to the date of the grant.

The fair value of each option granted was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made to estimate fair value: the risk-free interest rate is 5%, volatility is 0.5, and the expected life of the options is five years. Accordingly, $34,500 of the options' expense was initially recorded in the Company's interim financial statements as compensation and the remaining options' expense of $2,010,200 was

                               ELGRANDE.COM INC.
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE  6-STOCK  OPTIONS (Continued)

recorded  as  consulting fees.  In accordance with Financial Accounting Standard
No. 123 paragraph 115, the recorded expenses were deemed to be an estimate, subject to adjustment by decreasing the expense in the period of forfeiture. Pursuant to the return of the aforementioned options, management decreased compensation and consulting expenses by the originally recorded $2,044,700.

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

During the six months ended November 30, 2000, the board of directors authorized 2,472,556 options in exchange for consulting services and also authorized 110,000 options as employee compensation. The Company valued these services at $651,309. The options issued have an average exercise price of $0.45. The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made
NOTE  6-STOCK  OPTIONS  (CONTINUED)

in estimating fair value: risk free interest rate is 5% and 6%, volatility is 0.3, and expected life is 5 years.

The  following  is  a  summary  of  stock  option  activity:

                                                         Weighted
                                      Number             Average
                                         of              Exercise
                                       Shares              Price
                                   ----------------    -------------
Outstanding at 4-8-98 (inception)          850,000     $    0.06
                        Granted          1,000,000          1.00
                        Exercised              -              -
                        Forfeited              -              -
                                   ----------------    -------------
Outstanding at 5-31-99                   1,850,000     $    0.57
                                   ================    =============
Options exercisable at 5-31-99           1,170,000     $    0.86
                                   ================    =============
Weighted average fair value of
  options granted during 1999                          $     1.00
                                                       =============

                               ELGRANDE.COM INC.
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE  6-STOCK  OPTIONS (Continued)

                                                         Weighted
                                      Number             Average
                                         of              Exercise
                                       Shares              Price
                                   ----------------    -------------
Outstanding at 5-31-99                   1,850,000     $     0.57
                          Granted          220,000           3.00
                          Exercised       (135,000)          1.00
                          Forfeited            -               -
                                   ----------------    -------------
Outstanding at 5-31-00                   1,935,000     $     0.82
Options Exercisable at 5-31-00           1,595,000     $     0.99
                                   ================    =============
Weighted average fair value
 of options granted during 2000                        $     3.00
                                                       =============

                                                         Weighted
                                      Number             Average
                                         of              Exercise
                                       Shares              Price
                                   ----------------   -------------
Outstanding at 5-31-00                   1,595,000    $     0.82
                        Granted          2,582,556          0.45
                        Exercised         (777,000)         0.45
                        Forfeited              -              -
                                   ----------------    -------------

Outstanding at 11-30-00                  3,400,556     $    0.63
                                   ================    =============
Options Exercisable at 11-30-00          3,400,556     $    0.63
                                   ================    =============

Weighted Average fair value
 of options granted during 2001                        $     0.45
                                                       =============

NOTE  7  -  RELATED  PARTIES

Certain consultants which received common stock under the Company's non-qualified stock option plan are related to the Company's directors and stockholders. Of the 850,000 shares issued to consultants in 1999, 187,500 shares were issued to family members of directors who provided services to the Company. See Note 6.

During the year ending May 31, 2000, the Company paid its officers and directors $284,790 in consulting fees. During the six months ended November 30, 2000, the Company paid its officers and director $90,117 in consulting fees.

                               ELGRANDE.COM INC.
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

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

Future  minimum  lease  commitments  under  the  capital  lease  are as follows:

Year  Ending  May  31,  2001      $  4,143
Year  Ending  May  31,  2002         8,969
Year  Ending  May  31,  2003         2,479
                                  ---------
                                  $  15,591
                                  =========

Disputed  Accounts
------------------
The Company is currently in dispute with MacDonald Harris & Associates Ltd. ("MHA") regarding consulting and computer services for the Company's database. Management believes that there are no outstanding amounts due to MHA as all accounts payable from the Company to MHA were paid in full and the Company has transferred 138,000 shares of common stock which was due to MHA. However, MHA claims that additional amounts may be due, including common stock in the Company, which the Company disputes. Management believes that MHA's claims are without merit and has made no provisions in the financial statements concerning any of these matters. Further, management is taking steps to recover capital equipment purchased on behalf of the Company by MHA.

NOTE 9  -  CONCENTRATION  OF  CREDIT  RISK  FOR  CASH  HELD  AT  BANKS

The Company maintains cash balances at two banks. Accounts at each institution are insured by the Canadian Depository Insurance up to $60,000 in Canadian funds. At November 30, 2000, no accounts exceeded this limit.

                               ELGRANDE.COM INC.
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2000

NOTE  10  -  NOTES  PAYABLE

Short-term
----------
The Company had a short-term loan payable of $112,000 which was unsecured, noninterest-bearing, payable upon demand or, at the option of the noteholder, convertible into common shares of restricted stock under Rule 144 at $1.00 per share. This note was converted to common stock in November 1999.

The Company had a long-term note secured by furniture and computers for $47,000. The terms of this agreement called for a balloon payment of all principal on November 30, 2000. The loan did not contain a stipulated rate of interest. Upon origination, the estimated current value of this debt was $39,543. Imputed interest accrued at 8% per annum from November 30, 1998 to May 31, 1999 was $4,753 and interest accrued from September 15, 1998 to November 30, 1998 was $529. This note, including accrued interest, was converted to common stock in November 1999.

Private investors have loaned the Company $210,235, which is convertible to common stock at $0.50 per share. In lieu of cash repayment of the loan, the investors were entitled to receive common stock at a discounted rate of 20% of the closing price of the stock on July 31, 2000. At November 30, 2000, 67,000 shares of common stock were issued at $1.00 per share and another 215,727 shares of common stock were issued for $94,920 to satisfy a portion of this loan.

A related party, the father of the co-founder of Elgrande.com, Inc., has loaned the Company $30,000 which was satisfied with 44,942 shares of common stock during the year ended November 30, 2000.

NOTE  11  -  INVESTMENT  IN  INDIGO  CITY  PARTNERSHIP

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

                               ELGRANDE.COM, INC.
                                   FORM  10QSB
                     For the period ended  November 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results  of  Operations
-----------------------

There are revenues of $15,888 for the three months ended November 30, 2000, representing sale of merchandise, versus $253 as at November 30, 1999. The Company activated its web site for test purposes in June 1999 and is fully operational as of January 1, 2000.

Comparison  of  the  Three  Months  Ended  November  30,  2000  and  1999
-------------------------------------------------------------------------

A summary of expenses for the quarter ended November 2000 compared to the same period in 1999 is as follows:

                                                   2000            1999
                                               --------------  -------------

          Consulting                                484,789        131,421
          Marketing  and  public  relations             -          636,790
          Software  and  internet  fees               4,135        111,682
          Administration  and  other                507,163        397,791
          Depreciation  and  amortization            26,404         25,394
                                               --------------  -------------
                                                  1,022,491      1,303,078
                                               ==============  =============

Software costs include database development costs incurred of $3,135 in the quarter ended November 30, 2000. Elgrande began operating under its own developed database in January 2000, thereby eliminating ongoing expenses incurred through Macdonald Harris & Associates accruing in the approximate amount of $10,000 per month. While the company continues to develop this database site, it is currently identifying and sourcing technology partners to assist in the growth of its database technology.

Administration costs include payroll costs of $98,742 and general office expenses of $848,186 for the six months ended November 30, 2000, compared to $229,358 and $486,583 respectively for the same period ended November 30, 1999.

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

                               ELGRANDE.COM, INC.
                                   FORM  10QSB
                     For the period ended  November 30, 2000


PART  II.  -  OTHER  INFORMATION


Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         None.



SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELGRANDE.COM,  INC.

By:     /s/  Michael  F.  Holloran
        -------------------------------------
        Michael  F.  Holloran
        President  and  Chief  Executive  Officer

Dated:     January 16,  2001