Form 10QSB
period 2000-02-28
ELGRANDE COM INC
filed 2001-04-16
CIK 1073362

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly period ended February 28, 2001

[ ]     TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For  the  transition period from        to

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

                                 (604) 689-0808
                           (Issuer's telephone number)


The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      Class                    February  28,  2001
   Common  stock,
   $ 0.001 par value               14,427,148

                               ELGRANDE.COM, INC.

                                TABLE OF CONTENTS


                                                                          Page
PART  I.     FINANCIAL  INFORMATION



                                ELGRANDE.COM INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                        =================================

                                FEBRUARY 28, 2001


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

     Consolidated  Statements  of  Cash  Flows                                 5

NOTES  TO  FINANCIAL  STATEMENTS                                               6

Board  of  Directors
Elgrande.com,  Inc.
Vancouver,  B.C.
Canada

                           ACCOUNTANT'S REVIEW REPORT
                           --------------------------

We have reviewed the accompanying consolidated balance sheet of Elgrande.com, Inc. as of February 28, 2001 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the nine months ended February 28, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended May 31, 2000 were audited by us and we expressed an unqualified opinion on them in our report dated June 30, 2000, but we have not performed any auditing procedures since that date.

As discussed in Note 2, the Company's realization of a major portion of its assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this issue are also addressed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  WA
April  3,  2001

                                ELGRANDE.COM INC.
                           CONSOLIDATED BALANCE SHEETS



                                                 February 28,       Year Ended
                                                     2001             May 31,
                                                  (Unaudited)          2000
                                                 --------------   --------------

ASSETS

CURRENT  ASSETS
  Cash                                           $      16,718    $      32,385
  Employee expense advances                             75,797           86,204
  GST tax refundable                                       705            4,549
  Prepaid expenses                                       1,132              -
                                                 --------------   --------------
TOTAL CURRENT ASSETS                                    94,352          123,138
                                                 --------------   --------------

PROPERTY  AND  EQUIPMENT
  Computer hardware                                     97,972           97,972
  Furniture and fixtures                                63,257           62,667
  Database and software                                545,645          545,645
  Less accumulated depreciation and amortization      (282,611)        (189,215)
                                                 --------------   --------------
TOTAL PROPERTY AND EQUIPMENT                           424,263          517,069
                                                 --------------   --------------

OTHER  ASSETS
  Deposits                                              28,951           29,622
  Investments                                           60,000           60,000
                                                 --------------   --------------
TOTAL OTHER ASSETS                                      88,951           89,622
                                                 --------------   --------------

TOTAL ASSETS                                     $     607,566    $     729,829
                                                 ==============   ==============
























See accountant's review report and accompanying notes.

                                ELGRANDE.COM INC.
                           CONSOLIDATED BALANCE SHEETS



                                                 February 28,       Year Ended
                                                     2001             May 31,
                                                  (Unaudited)          2000
                                                 --------------   --------------

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES
  Accounts payable                               $     651,662    $     630,020
  Accrued liabilities                                   38,816           31,224
  Convertible notes and debentures                      61,103          161,920
  Current portion of capital lease                       5,639            7,977
  Loans payable                                         48,315              -
                                                 --------------   --------------
TOTAL CURRENT LIABILITIES                              805,535          831,141
                                                 --------------   --------------

LONG-TERM  DEBT
  Capital lease, net of current portion                  5,626           11,448
  Note payable related party                               -             30,000
                                                 --------------   --------------
TOTAL LONG-TERM LIABILITIES                              5,626           41,448
                                                 --------------   --------------
TOTAL LIABILITIES                                      811,161          872,589
                                                 --------------   --------------

COMMITMENTS AND CONTINGENCIES                              -                -
                                                 --------------   --------------

STOCKHOLDERS'  EQUITY  (DEFICIT)
  Common stock, 200,000,000 shares authorized,
  $.001 par value; 14,427,148 and 12,295,479
  shares issued and outstanding, respectively           14,427           12,295
  Stock options and warrants                           781,944          354,950
  Additional paid-in capital                        4,871,912         3,857,300
  Accumulated deficit                              (5,855,896)       (4,347,483)
  Accumulated other comprehensive income (loss)       (15,982)          (19,822)
                                                 --------------   --------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 (203,595)         (142,760)
                                                 --------------   --------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                 $    607,566     $     729,829
                                                 ==============   ==============















See accountant's review report and accompanying notes.

                               ELGRANDE.COM, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                         For the Three Months Ended   For the Nine Months Ended
                      ------------------------------  ------------------------------
                       February 28,    February 29,    February 28,    February 29,
                           2001            2000            2001            2000
                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                      --------------  --------------  --------------  --------------
REVENUES              $      28,266   $      60,110   $     107,016   $      60,110

COST OF REVENUES            (27,698)        (61,873)       (169,825)        (61,873)
                      --------------  --------------  --------------  --------------

GROSS PROFIT (LOSS)             568          (1,763)        (62,809)         (1,763)
                      --------------  --------------  --------------  --------------

OPERATING EXPENSES          104,114         383,902       1,441,989       4,581,373
                      --------------  --------------  --------------  --------------

LOSS FROM OPERATIONS       (103,546)       (385,665)     (1,504,798)     (4,583,136)

OTHER  INCOME  (EXPENSES)
Interest income                  65             -               194             -
Interest expense             (2,296)            -            (3,809)         (1,460)
                      --------------  --------------  --------------  --------------
                             (2,231)            -            (3,615)         (1,460)
                      --------------  --------------  --------------  --------------
NET LOSS BEFORE
 INCOME TAXES              (105,777)       (385,665)     (1,508,413)     (4,584,596)

INCOME TAXES                    -               -               -               -
                      --------------  --------------  --------------  --------------

NET LOSS                   (105,777)       (385,665)     (1,508,413)     (4,584,596)

OTHER COMPREHENSIVE
  INCOME  (LOSS)
Foreign currency
  translation gain
  (loss)                     (1,361)        (20,302)          3,840           4,042
                      --------------  --------------  --------------  --------------

COMPREHENSIVE LOSS    $    (107,138)  $    (405,967)  $  (1,504,573)  $  (4,580,554)
                      ==============  ==============  ==============  ==============

BASIC AND DILUTED
  NET LOSS PER
  COMMON SHARE        $       (0.01)  $       (0.04)  $       (0.11)  $       (0.42)
                      ==============  ==============  ==============  ==============

WEIGHTED AVERAGE
  NUMBER OF COMMON
  STOCK  SHARES
  OUTSTANDING,
  BASIC AND DILUTED      13,670,012      10,919,155      13,670,012      10,919,155
                      ==============  ==============  ==============  ==============





See accountant's review report and accompanying notes.

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











See accountant's review report and accompanying notes.

ELGRANDE.COM  INC.
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY  (DEFICIT) (continued)



                                                                                        Accum-       Total
                              Common Stock                                               ulated      Stock-
                        -----------------------   Additional  Stock        Accum-       Other         holders
                         Number                   Paid-in     Options &     ulated      Compre-      Equity
                         Of Shares    Amount      Capital     Warrants     Deficit       hensive     (Deficit)
                        -----------  ----------  -----------  ----------   -----------  ----------  ----------

Issuance of common stock
  for cash at an average
  of $0.50 per share       187,000         187       93,313        -              -            -       93,500

Common stock options
  exercised for cash and
  services at $0.39
  per share                550,000         550      214,450        -              -            -      215,000

Options issued for
  consulting fees              -           -            -      542,769            -            -      542,769

Stock issued for debt at
  $1.00 per share           67,000          67       66,933        -              -            -       67,000

Issuance of common
  stock for cash
  at an average of
  $0.50 per share          240,000         240      117,760        -              -            -      118,000

Options exercised
  at an average of
  $0.62 per share          227,000         227      140,200    (74,680)           -            -       65,747

Stock issued for
  services at $0.45
  per share                600,000         600      167,400        -              -            -      168,000

Stock issued for debt
  at an average of
  $0.54 per share          260,669         261      139,601        -             -             -      139,862

Options expired                -           -         74,955    (74,955)          -             -          -

Options issued as
  compensation                 -           -            -       33,860           -             -       33,860

Loss for nine months
 ended February 28, 2000       -           -            -          -      (1,508,413)          -   (1,508,413)

Foreign currency
 translation gain (loss)       -           -            -          -             -           3,840      3,840
                        -----------  ----------  -----------  ----------   -----------  ----------  ----------
Balance,
 February 28, 2001
 (unaudited)            14,427,148   $  14,427   $4,871,912   $ 781,944    $(5,855,896) $ (15,982)  $(203,595)
                        ===========  ==========  ===========  ==========   ===========  ==========  ==========

















See accountant's review report and accompanying notes.

                                ELGRANDE.COM INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS

                                                Nine Months         Nine Months
                                                    Ended              Ended
                                                 February 28,      February 29,
                                                    2001               2000
                                                (Unaudited)         (Unaudited)
                                               --------------     --------------
Cash  Flows  From  Operating  Activities:
Net  loss                                      $  (1,508,413)     $  (4,584,596)
Adjustments to reconcile net loss to net
cash used by operating activities:
  Depreciation and amortization                       93,176             94,181
  Services paid by issuance of common stock
    and options                                      925,219             35,577
  Accounts receivable paid in stock                      137                -
  Options issued for compensation                     33,860          2,044,700
  Increase  (decrease)  in:
    Employee advance receivable                       10,407            (82,440)
    Other receivables                                  3,844            (34,410)
    Prepaids                                             -               51,401
    Other assets                                       (461)                -
    Accured liabilities                               7,592              40,547
    Accounts payable                                 21,642             656,271
                                               --------------     --------------
Net cash used in operating activities               (412,997)        (1,778,769)
                                               --------------     --------------
Cash  Flows  From  Investing  Activities:
Deposits returned                                        -               15,094
Payments on leased equipment                          (8,160)            (5,348)
Purchase of property and equipment                      (590)          (152,209)
Investment                                               -              (60,000)
                                               --------------     --------------
Net cash used in investing activities                 (8,750)          (202,463)
                                               --------------     --------------
Cash  Flows  From  Financing  Activities:
Proceeds from stock transactions                     277,797                -
Proceeds from loans                                  128,283             30,000
Issuance of stock and warrants                           -            1,720,001
                                               --------------     --------------
Net cash provided by financing activities            406,080          1,750,001
                                               --------------     --------------
Net increase (decrease)  in cash                     (15,667)          (231,231)
Foreign currency translation gain                        -              (12,395)
Cash, beginning of period                             32,385            371,266
                                               --------------     --------------
Cash, end of period                            $      16,718      $     127,640
                                               ==============     ==============

SUPPLEMENTAL  CASH  FLOW  DISCLOSURES:
Cash paid for interest and income taxes:
Interest                                       $         896      $         -
                                               ==============     ==============
Income taxes                                   $         -        $         -
                                               ==============     ==============
NON-CASH  TRANSACTIONS:
Stock issued for notes payable, related party  $      44,897      $      25,000
Services paid by issuance of stock and options $     959,079      $      35,557
Options isued for compensation                 $      33,860      $   2,044,700
Oversubscriptions  payable converted to debt   $         -        $     112,000
Lease agreement paid with stock                $         -        $      44,825
Debt converted to  stock                       $     161,965      $         -

See accountant's review report and accompanying notes.

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Elgrande.com Inc., formerly Intellicom Internet Corp (hereinafter, "the Company"), was incorporated in April 1998 under the laws of the State of Nevada primarily for the purpose of developing and marketing internet applications, specifically for books, software, audio and video media, and computer games. The Elgrande.com site is a stand-alone e-commerce site and its future purpose will be as a prototype demonstration site for the ShopEngine suite of software applications. The Elgrande.com site will be used to demonstrate ShopEngine software updates and as a marketing tool to showcase the capabilities of ShopEngine to prospective shop supplies and shop operations. The name change to Elgrande.com Inc. was effective on September 19, 1998. The Company maintains an office in Vancouver, British Columbia, Canada.

Elgrande.com Inc. formed a wholly owned subsidiary, Yaletown Marketing Corp, to provide management and administrative services for the Company. Yaletown Marketing was incorporated February 23, 1999 in Victoria, British Columbia, Canada.

The  Company's  year-end  is  May  31.


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

This summary of significant accounting policies of Elgrande.com Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

As shown in the accompanying financial statements, the Company incurred net losses of $1,523,034 and $4,584,596 for the nine months ended February 28, 2001 and 2000, respectively. As of February 28, 2001, the Company's liabilities exceeded its current assets by $711,183. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently putting technology in place which will, if successful, mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company's products. Management intends to seek new capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Accounting  Method
------------------
The Company's financial statements are prepared using the accrual method of accounting. In 1999, the Company changed its year-end from November 30 to May 31.

Earnings  per  Share
--------------------
The  Company  has  adopted Statement of Financial Accounting Standards Statement
(SFAS) No. 128, Earnings Per Share. Basic loss per share is computed using the weighted average number of common shares, outstanding. Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive. As of February 28, 2001, the Company had 754,444 options outstanding and convertible debt of $48,315 that would have been equal to 96,630 shares of common stock, which are considered to be antidilutive.

Cash  and  Cash  Equivalents
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision  for  Taxes
---------------------
At February 28, 2001, the Company had accumulated net operating losses of approximately $5,800,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Use  of  Estimates
------------------
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

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

Interim  Financial  Statements
------------------------------
The interim financial statements for the period ended February 28, 2001, included herein, have not been audited, at the request of the Company. They do reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

Depreciation and amortization expense for the nine months ended February 28, 2001 and 2000 were $91,981 and $94,181, respectively.

NOTE  4  -  INTANGIBLE  ASSETS

The Company has capitalized $545,645, which is the contractual cost of data base software purchased from an independent software supplier. No portion of this software was internally developed and, accordingly, there are no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of this software-which was purchased solely for internal use and will not be marketed externally-have been capitalized.

NOTE  5  -  COMMON  STOCK  AND  WARRANTS

Upon incorporation, 4,000,000 shares of common stock were distributed at $0.001 per share to the board of directors for $4,000. The succeeding share issuance was for 5,000,000 common shares at $0.01 per share for $50,000. Under Regulation D, Rule 504, 943,800 shares of common stock were issued at $1.00 per share for cash and subscriptions. A May 1, 1999 issuance was for 300,000 units, each consisting of one share of common stock and three common stock purchase warrants (Class A, Class B and Class C) at $3.00 per unit under Regulation D, Rule 501. Each Class A warrant entitles the holder to acquire an additional share of common stock for $7.50 per share at any time prior to May 31, 2006. Each Class B warrant entitles the holder to acquire an additional share of common stock for $15.00 per share at any time prior to May 31, 2006 and each Class C warrant entitles the holder to acquire an additional share of common stock for $25.00 per share at any time prior to May 31, 2006. The warrants have no assigned value according to the Black-Scholes Option Price Calculation. As of February 28, 2001, none of the warrants have been exercised.

At November 30, 1998, $538,050 in stock subscriptions was receivable and subsequently $491,305 of this was received by January 11, 1999. The balance of $46,745 was collected by April 1999.

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001

NOTE  5  -  COMMON  STOCK  AND  WARRANTS (CONTINUED)

At May 31, 1999, the Company's third stock offering was over-subscribed by $112,000 and at November 30, 1998 the Company's second stock offering was over-subscribed by $90,000. These amounts were recorded on the Company's balance sheets as a current liability. The overage of $90,000 was repaid to subscribers in December 1998. The overage of $112,000 was subsequently converted to a loan which was then satisfied with stock. See Note 10.

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

During the nine months ended February 28, 2001, the Company issued for cash 427,000 shares of common stock at $0.50 per share and 600,000 shares of common stock for services values at $168,000. In the same nine month period, 327,669 common stock shares were issued in exchange for debt in the amount of $206,862 and 777,000 common stock options were exercised for cash of $66,297 and services valued at $289,130.

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

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001

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

During the nine months ended February 28, 2001, the board of directors granted 2,472,556 options in exchange for consulting services and also granted 110,000 options as employee compensation. The Company valued these services at $651,309. The options issued have an average exercise price of $0.45. The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest rate is 5% and 6%, volatility is 0.3, and expected life is 5 years.

The  following  is  a  summary  of  stock  option  activity:

                                        Number  of      Weighted Average
                                          Shares         Exerise Price
                                       ------------     ----------------
Outstanding at 4-8-98 (inception)          850,000     $     $0.06
  Granted                                1,000,000            1.00
  Exercised                                    -                -
  Forfeited                                    -                -
                                       ------------     ----------------
Outstanding at 5-31-99                   1,850,000      $     0.57
                                       ============     ================
Options exercisable at 5-31-99           1,170,000      $     0.86
                                       ============     ================

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001

NOTE  6-STOCK  OPTIONS  (CONTINUED)

                                        Number  of      Weighted Average
                                          Shares         Exerise Price
                                       ------------     ----------------
Outstanding at 5-31-99                   1,850,000      $     0.57
  Granted                                  220,000            3.00
  Exercised                               (135,000)           1.00
  Forfeited                                    -                -
                                       ------------     ----------------
Outstanding at 5-31-00                   1,935,000      $     0.82
Options exercisable at 5-31-00           1,595,000      $     0.99
                                       ============     ================
Weighted average fair value of
options granted during 2000                             $     3.00
                                                        ================

Outstanding at 5-31-00                   1,595,000      $     0.82
  Granted                                2,582,556            0.45
  Exercised                               (777,000)           0.45
  Forfeited                               (465,556)           0.45
                                       ------------     ----------------
Outstanding at 2-28-01                   2,935,000      $     0.63
                                       ============     ================
Options exercisable at 2-28-01           2,935,000      $     0.63
                                                        ================
Weighted Average fair value of
options granted during 2001                             $     0.45
                                                        ================

NOTE  7  -  RELATED  PARTIES

Certain   consultants   which  received   common  stock   under  the  Company's
non-qualified stock option plan are related to the Company's directors and stockholders. Of the 850,000 shares issued to consultants in 1999, 187,500 shares were issued to family members of directors who provided services to the Company. See Note 6.

During the year ending May 31, 2000, the Company paid its officers and directors $284,790 in consulting fees. During the nine months ended February 28, 2001, the Company paid its officers and director $90,117 in consulting fees.

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

Future minimum rental commitments under the operating lease are as follows at February 28, 2001:

Year  Ending  May  31,  2001     $13,464
Year  Ending  May  31,  2002      13,464
                                 -------
                                 $26,928
                                 =======

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001

NOTE  8  -  COMMITMENTS  AND  CONTINGENCIES (CONTINUED)

Lease  Commitments (Continued)
------------------------------

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

NOTE  9  -  CONCENTRATION  OF  CREDIT  RISK  FOR  CASH  HELD  AT  BANKS

The Company maintains cash balances at two banks. Accounts at each institution are insured by the Canadian Depository Insurance up to $60,000 in Canadian funds. At February 28, 2001, no accounts exceeded this limit.

NOTE  10  -  NOTES  AND  DEBENTURES  PAYABLE

Short-term  Notes
-----------------
Private investors have loaned the Company $210,235, which is convertible to common stock at $0.50 per share. In lieu of cash repayment of the loan, the investors were entitled to receive common stock at a discounted rate of 20% of the closing price of the stock on July 31, 2000. At February 28, 2001, 67,000 shares of common stock were issued at $1.00 per share and another 215,727 shares of common stock were issued for $94,920 to satisfy a portion of this loan.

A related party, the father of the co-founder of Elgrande.com, Inc., has loaned the Company $30,000 which was satisfied with 44,942 shares of common stock during the nine months ended February 28, 2001.

Debentures
----------
In January 2001, the Company issued three $20,000, 12%, subordinated convertible debentures. The debentures mature on January 1, 2002 and pay simple interest quarterly beginning April 1, 2001. The debentures are convertible to common stock at a conversion price equal to the average closing bid price for the 5 trading days immediately prior to the conversion date.

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2001

NOTE  11  -  INVESTMENT  IN  INDIGO  CITY  PARTNERSHIP

In June 1999, the Company entered into an electronic media agreement with Hydrogen Media, Inc. ("HMI"), whereby both parties agreed to build an e-commerce web site. Under the partnership, which is referred to as the Indigo City Partnership, the Company will provide all content for the web site and HMI will provide all programming. Both the Company and HMI will have a 50% ownership in the web site and related intellectual property rights.

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

                               ELGRANDE.COM, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results  of  Operations
-----------------------

There are revenues of $28,266 for the three months ended February 28, 2001, representing sale of merchandise, versus $60,110 as at February 29, 2000. The Company activated its web site for test purposes in June 1999 and is fully operational as of January 1, 2000.

Comparison  of  the  Nine Months  Ended  February  28,  2001  and  2000
-------------------------------------------------------------------------

A summary of expenses for the quarter ended February 2001 compared to the same period in 2000 is as follows:

                                                       2001            2000
                                                  -----------    ------------
          Consulting                                 578,519       2,363,442
          Marketing  and  public  relations               -          921,959
          Software  and  internet  fees               13,132         306,376
          Administration, legal and other            754,826         895,415
          Depreciation  and  amortization             95,512          94,181
                                                  -----------    ------------
                                                   1,441,989       4,581,373
                                                  ===========    ============

Software costs include database development costs incurred of $1,315 in the quarter ended February 28, 2001. Elgrande began operating under its own developed database in January 2000, thereby eliminating ongoing expenses incurred through Macdonald Harris & Associates accruing in the approximate amount of $10,000 per month. While the company continues to develop this database site, it is currently identifying and sourcing technology partners to assist in the growth of its database technology.

Administration costs include payroll costs of $131,627 and general office expenses of $85,186 for the nine months ended February 28, 2001, compared to $296,690 and $433,641 respectively for the same period ended February 29, 2000.

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

                               ELGRANDE.COM, INC.
                                    PART II.
                                OTHER INFORMATION


Item  6.  Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits.

None.

(b)     Reports  on  Form  8-K relating to the quarter ended February 28, 2001.

The Company did not file any reports on Form 8-K during the quarter ended February 29, 2001.




                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ELGRANDE.COM,  INC.


By:  /s/  Michael  F.  Holloran
-------------------------------------
Michael  F.  Holloran
President  and  Chief  Executive  Officer


Dated:     April 15, 2001