Form 10KSB
period 2001-06-30
ELGRANDE COM INC
filed 2001-08-21
CIK 1073362

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


[x]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE  SECURITIES
                              EXCHANGE ACT OF 1934

     For  the  fiscal  year  ended  May  31,  2001

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
                              EXCHANGE ACT OF 1934


                                ELGRANDE.COM INC.
                               ------------------
                 (Name of small business issuer in its Charter)

             Nevada                                    88-0409024
-----------------------------------                --------------------
(State  or  other  jurisdiction  of                (I.R.S.  Employer
Incorporation  or  organization)                    Identification  No.)


1040  Hamilton  Street,  Suite  308,  Vancouver,  B.C.,  Canada     V6B2R9
(Address  of  principal  executive  offices)                    (Zip  Code)

                     Issuer's telephone number: 604-689-0808

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

                                      NONE

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                 (Title of Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The  issuer  had  revenues  of  $137,722 for the fiscal year ended May 31, 2001.

As of August 2, 2001, the aggregate market value of the Common Stock held by non-affiliates (based upon the last reported price on the bid-ask average on the OTC Bulletin Board) on August 2, 2001) was approximately $1,194,536. As of August 2, 2001, there were 15,927,148 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                               See exhibit table.

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

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL  INTRODUCTION

Elgrande.com, Inc. ("Elgrande", the "Company", "we" or "us") is an e-commerce company that gives both retail and business consumers direct access to manufacturers and distributors through its proprietary ShopEngine software solution. The Company was founded in April of 1998 and, through the Company's destination website Elgrande.com, began selling books, music, and videos on line from its principal supplier/partner, Baker and Taylor Inc., on June 2, 1999.

The enabling software our e-commerce strategy is called ShopEngineTM. ShopEngineTM is a hosting and network information management system. This ShopEngineTM business model does not require that we buy inventory or move product. As a result, the business model is highly levered due to the benefits of simplified logistics and lower working capital and operating costs per unit of sales.

We  believe  that  ShopEngineTM  is  attractive  to  suppliers  because  it:

-    provides  one  of  the most cost effective full e-commerce solutions in the marketplace;
- provides our partners with a unique bundled marketing program to ensure product visibility rivalled by no other company in the marketplace;
-    is  not  product  dependent;
-    is  not  geographically  or  linguistically  limited;
- enables an e-commerce revenue stream that does not impact existing supply channels and associated revenue streams;
-    creates  a  direct  relationship  with  the  end  user;
-    protects  and  enhances  land-based  retail  outlets'  sales;  and
- allows partners to retain full control over their identity, pricing, look of their website, and products.

Development of the ShopEngineTM application platform began during the summer of 1998 and is ongoing. Currently version 3 of the ShopEngineTM is operational on the Elgrande web site and version 4 is operating in Beta test mode on Elgrande's shopengine.net web site.

TECHNOLOGY  VISION

We are developing a dynamic online database of consumer (B2C) and business (B2B) product and inventory information focused in specific product categories. This database will ultimately comprise product information from thousands of partner suppliers located worldwide. The database is available to buyers through Elgrande's shopengine.net web site. ShopEngineTM provides a fully functional e-commerce platform to Elgrande's partner suppliers enabling them to achieve an e-commerce revenue stream with very little startup cost. The ShopEngineTM platform allows e-commerce buyers to place orders online through the

Shopengine.net web site. Orders are fulfilled directly from the product supplier, manufacturer or their primary fulfillment network. Suppliers can update their ShopEngineTM product database interactively through a secure Internet connection. This ensures protection of sensitive information as well as up to date product availability status and accurate product order tracking.

By focusing on specific product categories and by hosting partner sites, the products from all partners can be marketed through shopengine.net as a combined or bundled catalogue. With the use of Application Service Provider architecture
(ASP) every time a new web site is added to the ShopEngineTM network, their entire installed base of products adds to the combined weight of products offered through ShopEngineTM. The strategy of bundled marketing significantly increases the exposure of all shopengine.net partners over what could be achieved individually.

The ShopEngineTM system is designed with the flexibility to address multiple languages, currencies and regional distribution points. This architecture provides a platform for expansion that addresses the borderless nature of the Internet.

SHOPENGINE

The  core  components  of  ShopEngineTM  are:

1.     Hosting
Participating suppliers are web-hosted through shopengine.net. ShopEngine provides net access, data base storage and e-commerce capability (web page
display,  order  initiation,  credit  card  clearing,   order  tracking,  etc.).
Suppliers maintain their identity and distinctive look and retain complete control over content of their web site (web page design, product images, descriptions, pricing, terms of ordering and delivery, customer support).

Hosting provides benefits to us, participating small to mid-sized companies ("SMCs") and the buyer. By hosting, we can provide a uniform high level of transaction security through use of an industry leading payment channel. The SMCs can focus their resources on the operation of their businesses without having to devote resources to creating and maintaining their web site (most SMCs do not have the internal resources to adequately support an in-house e-commerce enabled web site). Hosting also allows us to achieve a critical mass of product under one web address that in turn allows for enhanced visibility.

2.     Bundled  Marketing  Program
The ShopEngineTM site provides an integrated product index and search capability across all of the suppliers hosted by Elgrande. By building product mass through integration of the content from each supplier, we can ensure that ShopEngineTM appears within the top 10 sites for each hosted product category when queried through the most popular third party search engines. This will provide exposure for all suppliers hosted by ShopEngineTM and we believe will, over time, build a brand identity for ShopEngineTM as a gateway site for the selected categories.

Getting traffic to each site is paramount. Traffic drives exposure, which in turn drives sales. The key to exposure is search engine placement. Third party search engines (e.g. Lycos, Google, MetaCrawler, Ask Jeeves, etc.) have evolved to become the only practical user-friendly directories where buyers can find web-based sellers. The problem for the seller is in achieving a search engine listing that places the seller close to the top of the list of all potential sellers. Research has shown that sites not returning within the top 10 in any search category are not usually visible to buyers.

3.     Search  Capability
Within each product category the product database for each partner will be integrated with all other partner databases to form a master database of products and related information including availability, pricing, and shipping requirements

4.     Supplier  Gateways
Within selected regions and or countries ShopEngineTM is partnering with companies who will act as agents for the art and crafts products in the selected areas. These local companies are responsible for sourcing products from a network of smaller suppliers and providing local infrastructure for order handling, payment disbursement, quality control, fulfilment and customer service. Developing gateways close to the source of supply will facilitate expansion into diverse geographic markets by consolidating points of shipping. A lack of business infrastructure and an abundance of small high quality independent suppliers characterize many regions within our market niche.

POTENTIAL  MARKETS

As part of a multi-pronged strategy aimed at systematically introducing our Shopengine.net technology platform to numerous segments of the commercial market, we have initially targeted the worldwide market for handcrafted articles and high value custom artifacts. This multibillion sector is recognized as one of the most pre-eminent target market for Shopengine.net based on the industry's highly fragmented nature, limited capacity for focused advertising or market access and historically high profit margins. This category will initially include: furniture, carvings, fabrics, paintings, metal works and jewelry. These items will be sourced from artisans in North America and selected countries in Asia, South America, Africa and the EU. Simultaneous presence within the key global markets will make the ShopEngineTM platform more attractive by virtue of increased access to suppliers and buyers.

To further increase visibility for ShopEngineTM and the ShopEngineTM partners, starting in mid 2002 we plan to produce multi-media documentaries for broadcast over public broadcast networks. The documentaries will focus on selected artisans and their products in various regions of the world. The documentaries will be educational and will also promote Shopengine.net as the link to the artisans and their products.

IMPLEMENTATION  STRATEGY

In order to shorten the ShopEngine development cycle and an on-line presence, we have created a retail e-commerce web site, elgrande.com. This site is an analogue of a typical site that will use the ShopEngineTM platform and is being used as a testing ground for the continuing ShopEngineTM development. At this business to consumer (B2C) web site consumers can purchase books, videos, music CDs, golf equipment and arrange hotel room reservations at discounted rates. Baker & Taylor, a leading book, video and music distributor in the United States, supplies all of the books, videos and music that we sell. Hotel room reservations are made through Hotel Reservations Network, a majority-owned subsidiary of USA Networks Inc.

The following table shows gross revenues from sales of books, golf equipment, CDs and videos on our web site in each month of our last fiscal year.

         Jun'00    July       Aug.       Sept.     Oct.      Nov.       Dec.
         -------   -------    --------   --------  --------  --------   --------
Sales    46,969    37,289     (21,395)   (775)      10,520     6,144     9,311

         Jan.'01   Feb.      Mar.       Apr.      May
         -------   -------   --------   -------   --------
Sales     5,388    13,566     12,213     5,877    12,615

With the recently created shopengine.net, the dynamic data base design we have used as the platform has taken time to implement but now gives us the capability to add artist web sites at an accelerated rate compared to the old platform. We can add a site with in 20 working hours. Our program to attract web sites is two fold. The INTERNAL program revolves around searching the net for artists, artisans and mastercraft persons that we are interested in. We will send them our marketing material and put them in our contact management database for follow up calls in the event they do not respond to our e-mail queries. We will be offering a discount on hosting fees for the first 3 months as an incentive. There are hundreds of thousands of web sites for us to make contact with this way. We can do so rapidly and inexpensively.

The EXTERNAL program is based on development of our GATEWAYS. When we launch (planned for November, 2001) we will have completed testing of our Gateways in Indonesia and Italy. We will have all marketing materials in place, the support program in lace and documented experience from our two test cases. We have a goal of establishing 40 gateways as quickly as possible in as many locations around the world as possible. These gateways then source product on our behalf. So, for example a gateway partner in Bali will collect art and crafts for local suppliers in Bali. The same for as many regions of the world as we can set up gateway partnerships in. Then each Gateway has as a goal a minimum of one site per week. This is easily attainable and may well be exceeded many fold. However, as a minimum, when we have 40 gateways we will attract a minimum of 40 web sites per week from this strategy. The key will be to establish excellent partnerships with 40 people as quickly as possible. Currently we have established relationships in Indonesia and Italy. Since then we have established relationships in India and Peru. By the time we launch in November we would like to have identified 30 possible partners and be in discussions with them on in agreements with them by launch date.

FINANCIAL  PICTURE

Through our Elgrande.com retail web site, in the fiscal year ended May 31, 2001, we generated gross revenue of $137,722 through the sale of books, golf equipment, CD's and discount travel. The corresponding cost of sales was $198,983 for a net loss on retail operations of $61,261 in our fiscal year ended May 31, 2001. We expected a loss on sales as a consequence of a deliberate decision to offer merchandise at a deeper discount than our e-commerce competitors. This was done in order to develop market share, establish a customer base and provide the company with an operational in-house test site for development of the ShopEngine version 3. Effective August 15, 2000 we had adjusted the price structure of all products available through our Elgrande.com site to reflect our cost of goods plus a small markup.

As a consequence of ongoing ShopEngineTM software development and supplier marketing plus operation of the Elgrande.com site, as at May 31, 2001, the Company's liabilities exceeded its assets by $ 781,595. As a result, there is a significant risk that without continued access to adequate development funds, we may be forced to cease our business operations due to insufficient cash flow or to actions that could be taken by one or more of our creditors. As of July 1, 2001, one of our creditors had initiated legal action (see "Business Litigation").

We have continually been required to raise funds for our ongoing development and on-line operations, which have not been and are not now profitable. There can be no assurance that such financing will continue to be available in amounts or on terms acceptable to us, if at all.

RISK  FACTORS

In  evaluating  us,  the  following risk factors should be carefully considered.

We have only a limited operating history and have not operated profitably since commencement of operations.

We were founded in April 1998 and began operating our elgrande.com web site on June 2, 1999. Accordingly, we have had limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, maintain and increase our customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade our technology and transaction-processing systems, improve our web site, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our  Future  Revenues  are  Unpredictable.

As a result of our limited operating history and the emerging nature of the Internet market in which we compete, we are unable to accurately forecast our revenues. Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are to a large extent fixed. Sales and operating results generally depend on the volume of, timing of and ability to fulfill orders received, and competitive conditions, which are difficult to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would have an immediate adverse effect on our business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on our business and financial condition and results of operations.

We  may  experience  capacity  constraints.

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

Our  systems  may  fail.

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

We  depend  on  the  growth  of  Internet  and  online  commerce.

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

We  will  have  to  adapt  to  rapid  technological  change.

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

Our success will depend, in part, on our ability to license leading technologies useful in its business, enhance its existing services, develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. If we are unable to adapt in a timely manner to technical, legal, financial to changing market conditions or customer requirements, our business, prospects, financial condition and results of operations would be materially adversely affected.

We  are  subject  to  online  security  risks.

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

Government  regulation  may  impair  our  profitability and restrict our growth.

State and federal regulations could limit our ability to achieve profitability and to grow. The growing popularity and use of the Internet has led to increased regulation of communication and commerce over the Internet. The United States and other countries have enacted laws to regulate user privacy, pricing, and the characteristics and quality of Internet products and services. We are unable to predict the impact, if any, that future legislation, legal decisions, or regulations concerning the Internet may have on our business, financial condition, or results of operations.

We are subject to additional regulation by the Securities and Exchange Commission under its rules regulating broker-dealer practices in connection with transactions in "penny stocks." This type of regulation may reduce the level of trading activity or your ability to sell the common stock. Penny stocks generally are equity securities with a price of less than $5.00 that are not registered on certain national securities exchanges or quoted on the NASDAQ system. The penny stock rules require a broker-dealer, prior to a transaction in a regulated penny stock, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide information concerning his compensation for the penny stock purchase, current prices of the penny stock, and a special written determination that the penny stock is a suitable investment for the purchaser.

INTELLECTUAL  PROPERTY

We have obtained the trademark for ShopEngineTM in Japan and the European Union. Application for trademark protection is going through the approval process in both the USA and in Canada. Registration is expected in the last quarter of 2001. We are the registered owner of the shopengine.net and shopengine.TV domain names. In order to brand the name "Shop Engine", Elgrande is considering a name change to Shop Engine Corporation or the establishment of a subsidiary "Shop Engine Corporation". The name change requires shareholder approval and would take some time to achieve. Establishment of an operating subsidiary could rapidly be implemented and may achieve the same goal.

COMPETITION

The online commerce market, particularly over the Internet, is new, rapidly evolving and intensely competitive, which competition we expect to intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new sites at a relatively low cost. In addition, the retail intellectual merchandise industry is intensely competitive.

We currently are competing and will potentially compete with a variety of companies engaged in e-commerce activities. Currently, our competitors include but are not limited to: online booksellers and vendors of other information-based products, such as Amazon.com; online retailers of handcrafted goods, such as Onenest.com, Eziba.com and Novica.com.

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

However, we have some unique features that we believe make us the most compelling choice for artists and artisans to choose. Shopengine.net is not a destination site. Therefore, artists retain full control over their vision, look, pricing web site design. They do not lose control over their vision. All other sites we have seen take artists products and put them into the sites catalogue. Artists may sell product but they have no control. We think that the art community does not generally want to give up creative control over their work. This makes us completely unique and gives us a huge edge on our competitors.

Our marketing program is perhaps our greatest feature at this point in time. ShopEngineTM is in essence a mini-search engine currently for art and handcrafted goods that appears at the top of search results of major search engines. Therefore artists that host with us have vastly greater visibility and traffic to their site. Importantly we have priced this as a point of sale benefit rather than a traffic or hits item. This means that artists do not pay for traffic to their site. Payment is based on a percentage of sales. Partners/suppliers have no financial risk in gaining exposure. We believe that this 'no risk' concept will enable exceptional growth in the marketplace for ShopEngineTM, although there is no assurance that this will be the case.

Because we focused our energy on being a network support system rather than a destination site, we can provide full e-commerce capability to an artist's site. Currently many artists have sites but they are typically electronic brochures and are limited in scope and consumer appeal. We can provide state of the art commerce capability because of our infrastructure. They can convert traffic to sales.

We have learned that there is a viable e-commerce market in the art and master craft niche. Artists are in need of and are seeking a web presence to market their art to a greater audience. This market segment is fragmented and not well capitalized. This provides a great opportunity to provide resources on a collective basis.

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

INTERNATIONAL

Elgrande plans to establish ShopEngineTM Japan early in the first quarter of 2002. In preparation the name ShopEngineTM has received trademark registration in Japan. The ShopEngineTM strategy is equally applicable in the Japanese market and our partners are capable of international shipment making entry into Japan relatively easy.

Our potential partner in Japan is a well-established company with an existing large Internet services presence, software development capability and in-house transaction clearing system. ShopEngineTM content would be localised into the Japanese language to enhance the user-friendly feel of the site. These are all key attributes for entry into the Japanese and Asian market. Partnering is consistent with the Asian philosophy of building long-term relationships and will allow ShopEngineTM Japan to benefit from the combined strength of both partners' resources.

ShopEngineTM Japan will become Elgrande's gateway into the huge and relatively untapped Asian marketplace. ShopEngineTM Japan would piggyback on the partnership relationships established in North America allowing a low cost of presence for North American suppliers interested in access to Japan and Asia and a similar advantage to Japanese and Asian suppliers looking to penetrate the North American market. This is a significant opportunity for Elgrande and will be followed by a parallel move into the EU. As in Japan, ShopEngineTM has received trademark registration throughout the EU and the bundled marketing and shipping strategies are equally applicable. Localization of the content for the EU market would start with Germany and France and would be followed with Italy and Spain.

RESEARCH  AND  DEVELOPMENT  EXPENDITURES

We  have  spent  $7,461  during our fiscal year ended May 31, 2001, and $378,505
during  the  preceding  fiscal  year  ended  May   31,  2000,  on  research  and
development.

EMPLOYEES

We currently have four employees and three consultants, consisting of two engineers and one office administrator. We plan to hire additional employees, particularly database engineers, to assist in the development of our products.


BUSINESS  LITIGATION

On June 28, 2001, Perich & Partners filed suit against us in the United States District Court for the Eastern District of Michigan for $139,648.79, plus attorneys' fees, costs and interest, for services allegedly rendered to us at the behest of prior management. We have received an extension to answer the suit and are attempting to resolve the matter with the plaintiff.

ITEM  2.     PROPERTIES

Our executive headquarters is located at 1040 Hamilton Street, Suite 308, Vancouver, B.C. We have entered into two leases for our premises of approximately 3,080 square feet, which have terms commencing on September 1, 1998 and February 1, 2000 and expiring on August 31, 2001. The lease provides for a base rent of US$2,572 per month. Pursuant to the lease, we are also responsible for additional rents for building operating costs. We believe that the premises are adequately insured. We are currently in negotiation for a four year lease to commence September 1, 2001.

ITEM  2.          LEGAL  PROCEEDINGS

We are not currently involved in any litigation, nor do we know of any threatened litigation against us that would have a material effect on our financial condition.

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


                                          BID
                               --------------------------
                                    LOW          HIGH
                               ------------  ------------
1999
----
Fourth  Quarter                    $0.57        $7.00

2000
----
First  Quarter                     $0.94        $5.00
Second  Quarter                    $0.51        $2.31
Third  Quarter                     $0.45        $0.75
Fourth  Quarter                    $0.14        $0.50

2001
----
First  Quarter                     $0.33        $0.33
Second  Quarter                    $0.05        $0.15
Third  Quarter
(through August 1, 2001)           $0.05        $0.12

HOLDERS

As of August 17, 2001, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 156.

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

The following table sets forth information with respect to all securities of the Company sold in its fiscal year ended May 31, 2001, without registration of the securities under the Securities Act of 1933. The information includes the names of purchasers, date of issue, number of shares issued or shares into which warrants are convertible, the exercise price and expiration date of warrants, and the consideration received by the Company for the issuance of the shares or warrants.


                                                                   Number of
                                                                   Shares
                                                   Purchase or     Purchased
                                                   Exercise Price  Purchasable    Expiration
                                      Type of      (USD            Upon Exercise  Date (WTS) or
Name                   Date of Issue  Security     Per Share)      or Conversion  Due date (DEB)
---------------------  -------------  -----------  --------------  -------------  --------------
Region  South               8/00         Stock            0.50         40,000
Y.Okamura                   8/00         Stock            0.50         40,000
Y.Okamura                   8/00         Stock            0.50          3,000
Dale  Parr                  8/00         Stock            0.50         20,000
T.Okamura                   8/00         Stock            0.50         16,000
Dale  Jones                 8/00         Stock            0.50          4,000
G.Okamura                   8/00         Stock            0.50         37,000
Michael  Verklan            8/00         Stock            0.50          2,000
Ross  Kjorlien              8/00         Stock            0.50          4,000
Larry  Steel                8/00         Stock            0.50         20,000
I  &  P Bowal               8/00         Stock            0.50         11,000
Carolyne  Dykstra           8/00         Stock            0.50         10,000
Peter  Lylick               8/00         Stock            0.50         20,000
M.Holloran                  9/00         Stock            0.001       137,000
D.  Glausen                 9/00         Stock            0.45         90,000
T.  Simons                  9/00         Stock            0.50        200,000
                                         Warrants         1.25         200,000     Sep  8, 2005
                                         Warrants         2.50         200,000
D.  Glausen                 11/00        Stock            0.28         600,000
R.  McNeilly                11/00        Stock            1.00          44,942
Toro  Corp.                 11/00        Stock            0.44         215,727
Stan  Jackson               12/00        Warrants         0.25         120,000     Dec 31, 2002
T. Simons                   12/00        Warrants         0.25         120,000     Dec 31, 2002
M.  Holloran                 2/01        Warrants         0.20         115,000     Feb 28, 2002
D.  Rose                     3/01        Warrants         0.16          25,156     Mar 15, 2002
S.  Jackson                  3/01        Warrants         0.16         156,250     Mar 15, 2002
W.M.  Houck                  5/01        Stock            0.08         250,000
T.  Simons                   5/01        Stock            0.08       1,250,000
D.  Rose                     5/01        Warrant          0.01          37,500     May  4, 2002





                                                                   Number of
                                                   Purchase or     Shares
                                                   Exercise Price  Puchaseable    Expiration
                                      Type of      USD             Upon Exercise  Date (WTS) or
Name                   Date of Issue  Security     Per Share       or Conversion  Due date (DEB)
---------------------  -------------  -----------  --------------  -------------  --------------
T.  Simons                  12/00        Debenture  (1)                285,714     Dec   , 2001
S.  Jackson                  1/01        Debenture                     285,714     Jan   , 2002
M.  Holloran                 2/01        Debenture                     285,714     Feb   , 2002
S.  Jackson                  3/01        Debenture                     357,142     Mar   , 2002
P.  Morford                  3/01        Debenture                      90,000     Mar   , 2002
R.  Isaac                    3/01        Debenture                      90,000     Mar   , 2002
C.  Murphy                   3/01        Debenture                      45,000     Mar   , 2002
D.  Rose                     3/01        Debenture                      50,000     Mar   , 2002
D.  Rose                     5/01        Debenture                     357,142     May   , 2002


(1) Stock equivalent upon debenture conversion as at closing price on August 7, 2001

TEM  6.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

RESULTS  OF  OPERATIONS

There are revenues of $137,722 for the year ended May 31, 2001, representing sale of merchandise, versus $232,717 as at May 31, 2000. The Company activated its web site for test purposes in June 1999 and has been fully operational since January 1, 2000.

COMPARISON  OF  THE  YEAR  ENDED  MAY  31,  2001  AND  2000

A summary of expenses for the year ended May 2001 compared to the same period in 2000 is as follows:

                                                  2000          1999
                                               ------------  -----------
          Consulting                               611,796      525,847
          Marketing  and  public  relations          6,892      947,747
          Software  and  internet  fees             17,266      346,932
          Administration,  legal  and  other       850,778    1,038,944
          Depreciation  and  amortization          144,696      184,121
                                               ------------  -----------
                                                 1,631,428    3,043,591
                                               ------------  -----------

Software costs include database development costs incurred of $7,461 in the year ended May 31, 2001. Elgrande began operating under its own developed database in January 2000, thereby eliminating ongoing expenses incurred through Macdonald Harris & Associates accruing in the approximate amount of $10,000 per month. While the company continues to develop this database site, it is currently identifying and sourcing technology partners to assist in the growth of its database technology.

Administration costs include payroll costs of $164,434 and office expenses, including professional fees, of $686,344 for the year ended May 31, 2001, compared to $385,328 and $653,616 respectively for the same period ended May 31, 2000.

The Company budgeted its cash requirements in order to develop the web based contact management system, and the central database that holds product data. To date, costs have been within the established budget. The site was activated on June 2, 1999 for test purposes.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since our inception, we have financed our operations through the proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we have raised approximately $5 million from the sale of common stock and have borrowed approximately $175,000 from investors and shareholders. Funds from these sources have been used as working capital to fund the on-going development of the Elgrande and Shopengine websites.

We generated negative cash flow from operating activities for the period from inception (April 8, 1998) through May 31, 2001. We realized negative cash flow from operating activities for the year ended May 31, 2001, of ($575,901) compared to negative cash from operating activities of ($2,001,287) for the year ended May 31, 2000. Investing activities for the period from inception through May 31, 2001 consisted primarily of the purchase of property and equipment.

The timing and amount of our capital requirements will depend on a number of factors, including demand for our products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

Our financing activities for the year ended May 31, 2001, provided a net total of $595,203. Cash at the end of that period was $47,643. As of July 1, 2001, we had cash of $8,617.

ITEM  7.     FINANCIAL  STATEMENTS

Financial statements of the Company meeting the requirements of Regulation S-B are filed on the succeeding pages as listed below:








                                ELGRANDE.COM INC.
                        CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2001








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

     Consolidated  Statement  of  Stockholders' Equity (Deficit)              4

     Consolidated  Statements  of  Cash  Flows                                5

NOTES  TO  FINANCIAL  STATEMENTS                                              6

Board  of  Directors
Elgrande.com  Inc.
1040  Hamilton  Street
Vancouver,  British  Columbia
Canada  V6B  2R9

                          Independent Auditor's Report
                          ----------------------------

We  have  audited  the  accompanying consolidated balance sheets of Elgrande.com
Inc. as of May 31, 2001 and 2000 and the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders' equity (deficit) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elgrande.com Inc. as of May 31, 2001, and 2000 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington
July  6,  2001

ELGRANDE.COM  INC.
CONSOLIDATED  BALANCE  SHEETS



                                                 May  31,           May  31,
                                                   2001              2000
                                               --------------  ---------------

ASSETS

CURRENT  ASSETS
  Cash                                         $      47,643    $      32,385
  Payroll  tax  refund  receivable                     8,049              -
  GST  tax  refundable                                 1,762            4,549
  Prepaid  expenses                                    4,523              -
                                               --------------  ---------------
     TOTAL  CURRENT  ASSETS                           61,977           36,934
                                               --------------  ---------------

PROPERTY  AND  EQUIPMENT
  Computer  hardware                                  97,972           97,972
  Furniture  and  fixtures                            62,591           62,667
  Database  and  software                            545,645          545,645
  Less accumulated depreciation and
    amortization                                    (333,912)        (189,215)
                                               --------------  ---------------
     TOTAL PROPERTY AND EQUIPMENT                    372,296          517,069
                                               --------------  ---------------

OTHER  ASSETS
  Employee  expense  advances                         46,093           86,204
  Employee receivable, net of allowance               40,720              -
  Deposits                                            18,164           29,622
  Investments                                            -             60,000
                                               --------------  ---------------
     TOTAL  OTHER  ASSETS                            104,977          175,826
                                               --------------  ---------------

     TOTAL  ASSETS                             $     539,250   $      729,829
                                               ==============  ===============



















The accompanying notes are an integral part of these financial statements.

ELGRANDE.COM  INC.
CONSOLIDATED  BALANCE  SHEETS  (continued)



                                                 May  31,           May  31,
                                                   2001              2000
                                               --------------  ---------------

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT  LIABILITIES
  Accounts  payable                            $     598,716   $      630,020
  Accrued  liabilities                                53,684           31,224
  Accrued  interest                                    3,745              -
  Note  payable,  current  portion                   177,575          161,920
  Current  portion  of long-term debt                  9,852            7,977
                                               --------------  ---------------

     TOTAL  CURRENT  LIABILITIES                     843,572          831,141
                                               --------------  ---------------

LONG-TERM  DEBT
  Capital  lease,  net  of  current  portion             -             11,448
  Note  payable  related  party                          -             30,000
                                               --------------  ---------------
     TOTAL  LONG-TERM  LIABILITIES                       -             41,448
                                               --------------  ---------------

     TOTAL  LIABILITIES                              843,572          872,589
                                               --------------  ---------------

COMMITMENTS  AND  CONTINGENCIES                          -                -
                                               --------------  ---------------

STOCKHOLDERS'  EQUITY  (DEFICIT)
  Common stock, 200,000,000 shares authorized,
    $.001 par value; 15,927,148 and 12,295,479
    shares issued and outstanding, respectively       15,927           12,295
  Stock  options  and  warrants                      781,944          354,950
   Additional  paid-in  capital                    4,990,412        3,857,300
   Accumulated  deficit                           (6,083,874)      (4,347,483)
   Accumulated other comprehensive income (loss)      (8,731)         (19,822)
                                               --------------  ---------------

     TOTAL  STOCKHOLDERS' EQUITY (DEFICIT)          (304,322)        (142,760)
                                               --------------  ---------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                         $     539,250   $      729,829
                                               ==============  ===============









The accompanying notes are an integral part of these financial statements.

ELGRANDE.COM  INC.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE  LOSS


                                                Year  Ended      Year  Ended
                                                  May  31,         May  31,
                                                    2001            2000
                                               --------------  ---------------
REVENUES                                       $     137,722   $      232,717
COST  OF  REVENUES                                   198,983          324,810
                                               --------------  ---------------

GROSS  PROFIT  (LOSS)                                (61,261)         (92,093)
                                               --------------  ---------------

EXPENSES
  Consulting  fees                                   611,796          525,847
  Marketing  and  public  relations                    6,892          947,747
  Legal  and  professional  fees                     577,312          269,496
  Travel  and  entertainment                          29,573          135,891
  Salaries                                           164,434          385,328
  Office  and  administration                         30,030          154,095
  Rent                                                37,132           52,338
  Communication                                       12,297           41,796
  Software  and  internet  services                    9,805           18,869
  Depreciation  and  amortization                    144,696          184,121
  Database  construction  and  maintenance             7,461          328,063
                                               --------------  ---------------
          TOTAL  OPERATING  EXPENSES               1,631,428        3,043,591
                                               --------------  ---------------

LOSS  FROM  OPERATIONS                            (1,692,689)      (3,135,684)

OTHER  INCOME  AND  (EXPENSES)
  Loss  on  impairment  of  assets                   (30,000)             -
  Interest  income                                       244            1,438
  Interest  expense                                  (13,946)          (5,077)
                                               --------------  ---------------
                                                     (43,702)          (3,639)
                                               --------------  ---------------

NET  LOSS                                         (1,736,391)      (3,139,323)

OTHER  COMPREHENSIVE  INCOME
  Foreign currency translation gain (loss)            11,091          (37,980)
                                               --------------  ---------------

COMPREHENSIVE  LOSS                            $  (1,725,300)  $   (3,177,303)
                                               ==============  ===============

BASIC AND DILUTED NET LOSS PER
  COMMON  SHARE                                $       (0.12)  $        (0.27)
                                               ==============  ===============

WEIGHTED AVERAGE NUMBER OF
  COMMON STOCK SHARES OUTSTANDING,
  BASIC  AND  DILUTED                             13,907,286       11,645,330
                                               ==============  ===============


The accompanying notes are an integral part of these financial statements.

ELGRANDE.COM  INC.
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY  (DEFICIT)


                                                                                      Accum-
                                                                                        ulated       Total
                              Common Stock                     Stock                  Other          Stock-
                         -----------------------  Additional   Options     Accum-     Compre-          holders
                         Number                   Paid-in      &           ulated       hensive       Equity
                         Of Shares    Amount      Capital      Warrants    Deficit     Income(Loss)  (Deficit)
                         -----------  ----------  -----------  ----------  ----------  ------------  ----------


Balance, May 31, 1999     11,118,800  $   11,119  $ 1,952,671  $      -   $(1,208,160) $     18,158  $ 773,788

Issuance of common
  stock at an average of
  $1.28 per share and
  issuance of warrants
  at an average of
  $0.165 per warrant         500,000         500      635,000     164,500         -             -      800,000

Options issued for
  consulting fees and
  compensation                   -           -            -       101,200         -             -      101,200

Issuance of warrants
  for professional fees          -           -            -        89,250         -             -       89,250

Issuance of common stock
  for cash at an average
  of $0.92 per share         168,333         168      154,832         -           -             -      155,000

Issuance of common stock
  for cash at $5.00
  per  share                 153,000         153      764,847         -           -             -      765,000

Issuance of common stock
  for conversion of debt
  at  $0.93  per share       168,628         168      156,656         -           -             -      156,824

Issuance of common stock
  for services at an
  average of $1.25
  per share                   48,718           49      60,849         -           -             -       60,898

Issuance of common stock
  for cash at $1.00
  per  share                  25,000           25      24,975         -           -             -       25,000

Issuance of common stock
  for conversion of debt
  at $3.00  per  share         5,000            5      14,995         -           -             -       15,000

Issuance of common stock
  in exchange for debt
  at $0.67                   138,000          138      92,445         -           -             -       92,583

Stock rescinded upon
  termination                (30,000)         (30)         30         -           -             -          -

Loss for year ending
  May  31,  2000                 -            -           -           -    (3,139,323)          -   (3,139,323)

Foreign currency
  translation gain (loss)        -            -           -           -           -         (37,980)   (37,980)
                         -----------  ----------  -----------  ----------  ----------  ------------  ----------
Balance, May 31, 2000     12,295,479      12,295    3,857,300     354,950  (4,347,483)      (19,822)  (142,760)


The accompanying notes are an integral part of these financial statements.

ELGRANDE.COM  INC.
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY  (DEFICIT)


                                                                                      Accum-
                                                                                        ulated       Total
                              Common Stock                     Stock                  Other          Stock-
                         -----------------------  Additional   Options     Accum-     Compre-          holders
                         Number                   Paid-in      &           ulated       hensive       Equity
                         Of Shares    Amount      Capital      Warrants    Deficit     Income(Loss)  (Deficit)
                         -----------  ----------  -----------  ----------  ----------  ------------  ----------
Issuance of common stock
  for cash at an average
  of  $0.50  per  share    1,687,000       1,687      211,813         -           -             -      213,500

Common stock options
  exercised for cash and
  services at $0.39
  per  share                 550,000         550      214,450         -           -             -      215,000

Options issued for
  consulting  fees               -           -            -       542,769         -             -      542,769

Stock issued for debt at
  $1.00 per share             67,000          67       66,933         -           -             -       67,000

Issuance of common stock
  for cash at an average
  of  $0.50  per  share      240,000         240      117,760         -           -             -      118,000

Options exercised at an
  average of $0.62
  per share                  227,000         227      140,200     (74,680)        -             -       65,747

Stock issued for services
  at  $0.45  per  share      600,000         600      167,400         -           -             -      168,000

Stock issued for debt at
  an average of $0.54
  per  share                 260,669         261      139,601         -           -             -      139,862

Options expired                  -           -         74,955     (74,955)        -             -          -

Options issued as
  compensation                   -           -            -        33,860         -             -       33,860

Loss for the year ending
  May  31,  2001                 -           -            -           -    (1,736,391)          -   (1,736,391)

Foreign currency translation
  gain  (loss)                   -           -            -           -           -          11,091     11,091
                         -----------  ----------  -----------  ----------  ----------  ------------  ----------

Balance, May 31, 2001     15,927,148  $   15,927  $ 4,990,412  $  781,944 $(6,083,874) $     (8,731) $(304,322)
                         ===========  ==========  ===========  ==========  ==========  ============  ==========













The accompanying notes are an integral part of these financial statements.

ELGRANDE.COM  INC.
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS

                                                Year  Ended      Year  Ended
                                                  May  31,         May  31,
                                                    2001            2000
                                               --------------  ---------------
Cash  flows  from  operating  activities:
   Net  loss                                   $  (1,736,391)  $   (3,139,323)
Adjustments to reconcile net loss to net
  cash  used  by  operating  activities:
    Loss  on  impaired  assets                        30,000              -
    Stock  issued  for  database  expenses               -             92,583
    Stock  issued  for  accounts  payable                -             40,000
    Depreciation  and  amortization                  144,696          184,121
    Services paid by issuance of common
       stock  and  options                           925,219           60,578
    Accounts  payable  paid  in  stock                   137              -
    Warrants issued for professions services             -             89,250
    Options issued for compensation                   33,860          101,200
  Increase  in:
    Employee  advance  receivable                        -            (67,284)
    Other  assets                                     (9,785)          56,509
    Accrued  liabilities                              22,464           22,774
    Accounts  payable                                 (1,304)         570,044
  Decrease  in:
    Accrued  interest                                  3,745             (577)
    Accounts  payable,  related  party                   -            (25,000)
    Deposits                                          11,458           13,838
                                               --------------  ---------------
Net  cash  used  in  operating  activities          (575,901)      (2,001,287)
                                               --------------  ---------------

Cash  flows  from  investing  activities:
  Payments  on  leased equipment                      (9,573)          (5,996)
  Purchase  of  property  and  equipment                 -           (176,553)
  Investment                                             -            (30,000)
                                               --------------  ---------------
Net  cash  used  in  investing  activities            (9,573)        (212,549)
                                               --------------  ---------------

Cash  flows  from  financing  activities:
  Proceeds  from  loans                              197,543          191,920
  Issuance  of  stock                                397,660        1,721,015
                                               --------------  ---------------
Net  cash  provided  by  financing  activities       595,203        1,912,935
                                               --------------  ---------------

Net  increase  (decrease)  in  cash                    9,729         (300,901)

Foreign  currency  translation  gain  (loss)           5,529          (37,980)

Cash,  beginning  of  period                          32,385          371,266
                                               --------------  ---------------
Cash, end of period                            $      47,643   $       32,385
                                               ==============  ===============




The accompanying notes are an integral part of these financial statements.

ELGRANDE.COM  INC.
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS

                                                Year  Ended      Year  Ended
                                                  May  31,         May  31,
                                                    2001            2000
                                               --------------  ---------------

SUPPLEMENTAL  DISCLOSURES:
  Cash paid for interest and income taxes:
    Interest                                   $         -    $           577
                                               ==============  ===============
    Income  taxes                              $         -     $          -
                                               ==============  ===============

NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:
  Stock issued for notes payable,
    related party                              $      30,000   $          -
  Options  issued  for  compensation           $      33,860   $          -
  Debt  converted  to  stock                   $     176,862   $          -
  Stock  issued  for  accounts  payable        $         137   $       40,000
  Purchase commitment for database paid
    in  common  stock                          $         -     $       92,583
  Services paid by issuance of stock
     and options                               $     925,219   $       60,578
  Lease agreement satisfied with stock         $         -     $       44,777
  Oversubscriptions payable converted to debt  $         -     $      112,000
  Warrants issued for professional fees        $         -     $       89,250
































The accompanying notes are an integral part of these financial statements.

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001

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

As shown in the accompanying financial statements, the Company incurred net losses of $1,736,391 and $3,139,323 for the years ended May 31, 2001 and 2000, respectively. As of May 31, 2001, the Company's liabilities exceeded its current assets by $781,595. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently putting a new business plan in place which will, if successful, mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (continued)

Going  Concern (continued)
--------------------------
An estimated $1 million is believed necessary to continue operations and increase development through the next fiscal year. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships. Management intends to seek new capital from new equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

Accounting  Method
------------------
The Company's financial statements are prepared using the accrual method of accounting. In 1999, the Company changed its year-end from November 30 to May 31.

Earnings  per  Share
--------------------
The  Company  has  adopted Statement of Financial Accounting Standards Statement
(SFAS) No. 128, Earnings Per Share. Basic loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive. As of May 31, 2001, the Company had 754,444 options outstanding and convertible debt of $48,315 that would have been equal to 96,630 shares of common stock, which are considered to be antidilutive.

Cash  and  Cash  Equivalents
----------------------------
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision  for  Taxes
---------------------
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Provision  for  Taxes  (continued)
----------------------------------
At May 31, 2001, the Company had net deferred tax assets of $1,300,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at May 31, 2001.

At May 31, 2001, the Company has net operating loss carryforwards of approximately $5,200,000, which expire in the years 2019 through 2021. The Company recognized approximately $777,285 of losses for the issuance of common stock for services in 2001, which were not deductible for tax purposes.

Fair  Value  of  Financial  Instruments
---------------------------------------
The carrying amounts for cash, deposits, prepaid expenses, receivables, accounts payable, loans and notes payable, accrued liabilities, and convertible debt approximate their fair value.

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

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Revenue  and  Cost  Recognition
-------------------------------
Revenues  and  costs  are  recognized  at  the  time  of  sale  of  products.

Recent  Accounting  Pronouncements
----------------------------------
In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This
statement  provides  accounting  and   reporting  standards  for  transfers  and
servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

Derivative  Instruments
-----------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At May 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001

NOTE  3  -  PROPERTY  AND  EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation and amortization are three and five years.

Depreciation and amortization expense for the years ended May 31, 2001 and 2000 were $144,696 and $184,121, respectively.

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

NOTE  5  -  COMMON  STOCK  AND  WARRANTS

Upon incorporation, 4,000,000 shares of common stock were distributed at $0.001 per share to the board of directors for $4,000. The succeeding share issuance was for 5,000,000 common shares at $0.01 per share for $50,000. Under Regulation D, Rule 504, 943,800 shares of common stock were issued at $1.00 per share for cash and subscriptions. A May 1, 1999 issuance was for 300,000 units, each consisting of one share of common stock and three common stock purchase warrants (Class A, Class B and Class C) at $3.00 per unit under Regulation D, Rule 501. Each Class A warrant entitles the holder to acquire an additional share of common stock for $7.50 per share at any time prior to May 31, 2006. Each Class B warrant entitles the holder to acquire an additional share of common stock for $15.00 per share at any time prior to May 31, 2006 and each Class C warrant entitles the holder to acquire an additional share of common stock for $25.00 per share at any time prior to May 31, 2006. The warrants have no assigned value according to the Black-Scholes Option Price Calculation. As of May 31, 2001, none of the warrants have been exercised.

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

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001

NOTE  5  -  COMMON  STOCK  AND  WARRANTS  (CONTINUED)

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

During the year ended May 31, 2001, the Company issued for cash 1,687,000 shares of common stock for $331,500 and 600,000 shares of common stock for services valued at $168,000. In the same twelve month period, 327,669 common stock shares were issued in exchange for debt in the amount of $206,862 and 777,000 common stock options were exercised for cash of $66,297 and services valued at $289,130.

NOTE  6-STOCK  OPTIONS

During the year ended May 31, 2001, the board of directors granted 2,472,556 options in exchange for consulting services and also granted 110,000 options as employee compensation. The Company valued these services at $542,769. The options issued have an average exercise price of $0.45. The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest rate is 6% and 7%, volatility is 3.19, and expected life is 0 to 5 years.

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

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001

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

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 5%, volatility is 0.5, and expected life is 5 years. During the year ending May 31, 1999, the Company issued 1,000,000 common stock options that may be exercised at any time before March 15, 2004 at $1.00 per share. The strike price of these options exceeds the options' minimum value calculated using the Black-Scholes model, therefore, no compensation costs have been recognized pursuant to Financial Accounting Standard No. 123.

The  following  is  a  summary  of  stock  option  activity:

Outstanding at 5-31-99              1,850,000   $       0.57
              Granted                 220,000           3.00
              Exercised              (135,000)          1.00
              Forfeited                   -             -
                                  ------------  -------------
Outstanding at 5-31-00              1,935,000   $       0.82
Options exercisable at 5-31-00      1,595,000   $       0.99
                                  ============  =============
Weighted average fair value of
options granted during 2000                     $       0.28
                                                ============
Outstanding at 5-31-00              1,595,000   $       0.82
               Granted              2,582,556           0.45
               Exercised             (777,000)          0.45
               Forfeited             (465,556)          0.45
                                  ------------  -------------
Outstanding at 5-31-01              2,935,000   $       0.63
                                  ============  =============
Options exercisable at 5-31-01      2,935,000   $       0.63
                                  ============  =============
Weighted Average fair value of
 options granted during 2001                    $     0.22
                                                ============

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001

NOTE  7  -  RELATED  PARTIES

Certain consultants which received common stock under the Company's non-qualified stock option plan are related to the Company's directors and stockholders. Of the 850,000 shares issued to consultants in 1999, 187,500 shares were issued to family members of directors who provided services to the Company. See Note 6.

During the year ending May 31, 2000, the Company paid its officers and directors $284,790 in consulting fees. During the year ended May 31, 2001, the Company paid its officers and director $90,117 in consulting fees.

At May 31, 2001, the Company was owed $86,204 from former employees. An allowance of $45,484 has been recorded against this receivable.

NOTE  8  -  COMMITMENTS  AND  CONTINGENCIES

Lease  Commitments
------------------
The Company leases office space in Vancouver, B.C., Canada from Yaletown Centre Investment Ltd. for $4,510 per month. The lease is effective from September 1, 1998 to August 31, 2001. The terms of the lease required the Company to give the lessor a $8,264 refundable security deposit. During the year ended May 31, 2000, $4,305 of this deposit was applied to rent.

Future minimum rental commitments under the operating lease are as follows at May 31, 2001:

Year  Ending  May  31,  2002       $13,464

The Company leases telephone equipment under a capital lease expiring June 23, 2002. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Depreciation of the asset under capital lease is included in the Company's recorded depreciation expense.

Future  minimum  lease  commitments  under  the  capital  lease  are as follows:

Year  Ending  May  31,  2002         $9,852

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

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001

NOTE  9  -  CONCENTRATION  OF  CREDIT  RISK  FOR  CASH  HELD  AT  BANKS

Cash
----
The Company maintains cash balances at two banks. Accounts at each institution are insured by the Canadian Depository Insurance up to $60,000 in Canadian funds. At May 31, 2001, no accounts exceeded this limit.

Economic  Dependency
--------------------
During the years ended May 31, 2001 and 2000, the Company purchased 100% of its product line from one supplier. There were no amounts due to that supplier at May 31, 2000 and $32,594 due at May 31, 2000.

NOTE  10  -  NOTES  AND  DEBENTURES  PAYABLE

Short-term  Notes
-----------------
Private investors have loaned the Company $230,203, which is convertible to common stock at $0.50 per share. In lieu of cash repayment of the loan, the investors were entitled to receive common stock at a discounted rate of 20% of the closing price of the stock on July 31, 2000. During the year ended May 31, 2001, 67,000 shares of common stock were issued at $1.00 per share and another 215,727 shares of common stock were issued for $94,920 to satisfy a portion of this loan.

A related party, the father of the co-founder of Elgrande.com, Inc., has loaned the Company $30,000 which was satisfied with 44,942 shares of common stock during the year ended May 31, 2001.

Debentures
----------
In January 2001, the Company issued 12%, subordinated convertible debentures for a total of $129,260. The debentures mature on various dates beginning January 1, 2002 through May 2002 and pay simple interest quarterly beginning April 1, 2001. The debentures are convertible to common stock at a conversion price equal to the average closing bid price for the five trading days immediately prior to the conversion date.

NOTE  11  -  INVESTMENT  IN  INDIGO  CITY  PARTNERSHIP

In June 1999, the Company entered into an electronic media agreement with Hydrogen Media, Inc. ("HMI"), whereby both parties agreed to build an e-commerce web site. Under the partnership, which is referred to as the Indigo City Partnership, the Company was to provide all content for the web site and HMI will provide all programming.

The Company was obligated to pay a total of $60,000 to HMI for its services under the contract. At the financial statement date, the Company had paid $30,000 in cash and recorded the remaining $30,000 as an account payable. During the year ended May 31, 2001, it was determined that contracted services had not been provided, and the Company withdrew from the partnership. The Company recorded a loss of $30,000 which is included in impairment of assets in the accompanying financial statements

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2001

NOTE  12  -  SUBSEQUENT  EVENTS

The Company announced the launch of www.shopengine.net on July 24, 2001, which carries handcrafted articles and artifacts.






















(This space left intentionally blank.)

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their ages as of August 16, 2001 are as follows:


NAME                            AGE     POSITION
---------------------------     ---     ----------------------------------------
Michael  F.  Holloran  *         53     President,  CEO  and  Director
Mariusz  Girt  *                 31     Chief Technology Officer and Director
Paul  Morford  *                 42     Secretary and Director
Randal  Palach  *                50     Director
Mavis  Robinson                  63     V.P.  of  Investor  Relations

*  Indicates  Directors

MICHAEL  F.  HOLLORAN,  PRESIDENT  AND  CEO
Michael Holloran accepted the position of President & CEO of Elgrande and was elected a director effective August of this year following the removal of James West as Chairman of the Board, President and CEO on August 4, 2000, and the resignation of Mr. West as director on August 8, 2000. He brings to Elgrande a wealth of senior management experience spanning 28 years, including 22 years with the Beak International Group and long-term involvement spearheading strategic corporate expansion into key international markets, primarily within Southeast Asia. He has served as a technical advisor to the Asian Development Bank, the governments of Indonesia, Malaysia and the Philippines. He holds outside Directorships, Advisory Board and committee memberships at several
prominent  North   American  institutions.   He  has  a  Masters   of  Chemical
Engineering degree from McMaster University, a Bachelor of Science (Honors) degree in Applied Mathematics and Chemistry from the University of Waterloo and a Management Studies diploma from Sheridan College.

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

PAUL  MORFORD,  SECRETARY
Mr. Morford was elected a director effective November 2000. Mr. Morford is an experienced professional with a strong background in the investment and securities sector. Over the past 11 years, Mr. Morford has provided management expertise in the areas of strategic planning, administration, sales compliance and legal counsel for a variety of high growth companies. He served as President of small Securities dealer for which he received an award for the 16th fastest growing company in British Columbia, and earlier as Senior Vice President of Planvest Pacific, an operating subsidiary of Planvest Capital Corp., a TSE listed company, which owned CM Oliver Brokerage, and as Senior Vice President at Great Pacific Management (GPM), the lead firm in a group of companies owned buy BRM Capital, a CDNX listed wealth management and investment services firm with $17 billion in assets and 4,000 sales representatives. He has a great deal of experience with the issues that confront high growth companies. Mr. Morford is a graduate of the Victoria Law School and holds an undergraduate degree in International Relations from the University of British Columbia.

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

MAVIS  ROBINSON
Mavis Robinson, joined Elgrande in September, 1998 to serve as Head of Investor Relations. She brings to the company a long background and experience in Investor Relations, Marketing and Finance in both private and public companies.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

We believe that during the fiscal year ended May 31, 2001, Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were satisfied.

ITEM  10.     EXECUTIVE  COMPENSATION

The following table sets forth certain information regarding the annual compensation for services in all capacities to us for the years ended May 31, 2001 and May 31, 2000:

SUMMARY  COMPENSATION  TABLE

Summary  Compensation  Table
----------------------------
                                                        Long-Term Compensation

          Annual  Compensation                     Awards                 Payouts
-------------------------------------------  ----------------------  ------------------
(a)             (b)    (c)    (d)     (e)    (f)         (g)         (h)     (i)
Name                                 Other   Restricted  Securities
and                                  Annual  Stock       Underlying  LTIP     All Other
Principal       Year  Salary  Bonus  Comp.   Awards(1)   Options/    Payouts  Comp.
Position               ($)     ($)    ($)     ($)        SARs(#)      ($)      ($)
--------------  ----  ------- -----  ------- ----------  ----------  -------  ---------

James West,     2000  $63,891
Chairman,
President
&  CEO(2)

Michael  F.
Holloran(3)     2001  $10,000        $70,000

(1)     Fiscal  years  ended  May  31,  2001  and  2000.
(2) Mr. West was removed as President, CEO and Chairman of the Board on August 4, 2000; Mr. West resigned as a director on August 8, 2000.

(3) Mr. Holloran received stock for the period August 2000 through February 2001 equivalent to $10,000 per month and has board approval to receive stock for the months March and April 2001 equivalent to 10,000 per month.

OPTION/SAR  GRANTS  IN  LAST  FISCAL  YEAR

                                Individual Grants
-------------------------------------------------------------------------------
(a)              (b)               (c)              (d)             (e)
                 Number  of        %  of
                 Securities        Total
                 Under-            Options/
                 Lying             SAR's
                 Options/          Granted to        Exercise
                 SAR's             Employees         or Base
                 Granted           in Fiscal         Price          Expiration
   Name          (#)               Year              ($/Sh)         Date
-------------   ------------      -----------        ---------      ----------------
Michael             500,000            37%             $0.10          July, 2006
F.  Holloran

Mariusz  Girt       350,000            26%             $0.10          July, 2006

Mavis
Robinson            350,000            26%             $0.10          July, 2006

(1) These represent options exchanged for options exercisable at $0.45 granted September 6, 2000, pursuant to Board approval on July 13, 2001.

We have two Stock Option Plans. The 1998 Directors and Officers Stock Option Plan was adopted on September 23, 1998 and the 1999 Stock Option Plan was adopted on June 11, 1999. The purpose of the Plans is to advance the business and development of the Company and its shareholders by affording to our employees, directors and officers the opportunity to acquire a proprietary interest in the Company by the grant of Options to such persons under the Plan's terms. The 1998 Plan reserved 1,000,000 shares for grant or issuance upon the exercise of options granted under the plan. The 1999 Plan reserved 5,000,000 shares for grant or issuance upon the exercise of options granted under the plan.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

No officer or Director exercised any options in the fiscal year ended May 31, 2001, and at the end of such year

LONG  TERM  INCENTIVE  PLANS  -  AWARDS  IN  LAST  FISCAL  YEAR

We have not otherwise awarded any stock options, stock appreciation rights or other form of derivative security or common stock or cash bonuses to our executive officers and directors.

COMPENSATION  OF  DIRECTORS

The members of our Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

EMPLOYMENT  CONTRACTS

Our former CEO, James West, was compensated, up to the date of his removal, under a consulting contract at a rate of US$79,944. The Company's Chief Operations Officer, Michael Page, who resigned as a director and officer of the Company on July 26, 2000, is party to an amended two-year consulting contract terminating on August 31, 2000, at a salary of US$79,944 per annum. The consulting contract became effective in September 1998. Former Secretary and Treasurer Carlton Parfitt is also party to a two-year consulting contract at a salary of US$59,958 per annum. The consulting contract became effective in September 1998. Our former President and Chief Executive Officer, Randal Palach was party to a six-month consulting contract beginning April 1, 1999, at a salary of US$8,328 per month. The Chief Technology Officer, Mariusz Girt is party to an amended consulting contract at a salary of US$59,958 per annum. Our current CEO and President, Michael F. Holloran, is party to a consulting contract at a salary of US$120,000 per annum.

Item  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth, as of August 17, 2001, information concerning the beneficial ownership of the our Common Stock by (i) each person who is known by us to own beneficially more than 5% of our Common Stock, (ii) each of our directors and officers, and (iii) all of our directors and executive officers as a group.

Title of     Name  and  Address              Amount  and Nature          % of
Class        of  Beneficial  Owner           of Beneficial Ownership(1)  Class
-----------  ------------------------------  --------------------------  -------
Common        Michael  F.  Holloran     (2)       905,541     Direct       5.5%
Stock         c/o  308-1040  Hamilton  St.
              Vancouver,  B.C.  V6B  2R9

              Paul  Morford     (3)               550,000     Direct       3.3%
              c/o  308-1040  Hamilton  St.
              Vancouver,  B.C.  V6B  2R9

              Mariusz  Girt   (4)                 544,431     Indirect     3.3%
              c/o  308-  1040  Hamilton  St.
              Vancouver,  B.C.  V6B  2R9

              Randal  Palach                       20,000      Direct      0.1%
              C/o  308-1040  Hamilton  St.
              Vancouver,  B.C.  V6B  2R9

             Josephine  Cross                    1,000,000     Direct      6.0%
             c/o  308-1040  Hamilton  St.
             Vancouver,  B.C.  V6B  2R9

              All  officers  and  directors
              as  a  Group  (5  persons)  (5)   2,395,972 shares          14.5%

(1) Beneficial ownership shown as indirect for Mariusz Girt is in the form of a wholly-owned personal holding company, Wolnosc International LtdJosephine Cross is the mother of Michael Page, the Company's former COO and co-founder.

(2) 500,000 of the shares sold are subject to exercisable option expiring July 2006. See table: 'Option/SAR Grants in Last Fiscal Year'.

(3) 350,000 of the shares sold are subject to exercisable option expiring July 2006. See table: 'Option/SAR Grants in Last Fiscal Year'.

(4) 350,000 of the shares sold are subject to exercisable option expiring July 2006. See table: 'Option/SAR Grants in Last Fiscal Year'.

(5) Includes 376,000 shares owned by Mavis Robinson, VP of Investor Relations, of which 350,000 shares are subject to exercisable options expiring July 2006. See table: 'Option/SAR Grants in Last Fiscal Year'.

CHANGES  IN  CONTROL

There are no arrangements that may result in a change in control of the Registrant.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Our By-Laws include a provision regarding related party transactions which requires that each participant to such transaction identify all direct and indirect interests to be derived as a result of the Company's entering into the related transaction. A majority of the disinterested members of the board of directors must approve any Related Party Transaction. In the fiscal year ended May 31, 2000, Elise West, the mother of James West, Kendall Page, the sister of Michael Page, a former director and officer of the Company, Sonja Parfitt and Anthony Parfitt, the mother and brother of Carlton Parfitt were employed by the Company in its marketing department. Elise West, the mother of James West, Kendall Page, the sister of Michael Page, the former Chief Operating Officer and a Director of the Company, Sonja Parfitt and Anthony

Parfitt, the mother and brother of Carlton Parfitt were employed by the Company in its marketing department from September 1, 1998. Anthony Parfitt's employment ended in November, 1999. In September 1998, Elise West, Kendall Page and Sonja Parfitt were each issued 50,000 shares of the Company's common stock and Anthony Parfitt was issued 37,500 shares as compensation for their services. These shares began vesting at 20% as of April 1, 1999, and an additional 20% every six months thereafter so long as services were rendered to the Company. As at August 11, 2000, 15,000 shares had so vested for each of Anthony Parfitt and Sonja Parfitt, and 30,000 shares had so vested for each of Elise West and Kendall Page.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

The following Exhibits are filed by attachment to this Annual Report on Form 10-KSB:
EXHIBIT
NUMBER     DESCRIPTION
------     ---------------------------------------------------------------------
Ex  4.2    Form  of  12%  Convertible  Debenture  due  2002  issued in the aggregate  principal  amount  of  $129,000
Ex  4.3    Form  of  Stock  Purchase  Warrant
Ex  10.11  Consulting  Agreement  between  Company  and Michael Holloran

In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filings set forth below:
EXHIBIT
NUMBER       DESCRIPTION                              FILED  AS  EXHIBIT
-----------  ---------------------------------------  --------------------------
Ex  3.1      Articles  of Incorporation               3.1 in Form 10-SB dated
                                                      Feb 2,  1999
Ex 3.11      By-Laws                                  3.11 in Form 10-SB dated
                                                      Feb 2, 1999
Ex  10.3     M. Page-Consulting Agreement             10.3 in Form 10-SB dated
                                                      Feb  2,  1999
Ex  10.4     C.  Parfitt-Consulting  Agreement        10.4  in Form 10-SB
                                                      dated  Feb  2,  1999
Ex  10.6     Office  lease  dated  Aug 27, 1998       10.6 in Form 10-SB
                                                      dated  Apr  21,  1999
Ex  10.7     Office  lease  dated  Dec 22, 1998       10.7 in Form 10-SB
                                                      dated  Apr  21,  1999
Ex  10.8     Wolnosc International-Consulting
              Agreement                               10.8  in Form 10-SB dated
                                                      Aug  29,  2000
Ex  10.9     Office  lease  dated  Jan  1, 2000       10.9 in Form 10-SB
                                                      dated  Aug  29,  2000
Ex  10.10    Capital Lease Agreement                  10.10 in Form 10-SB dated
                                                      Aug 29, 2000
Ex  99.1     1998 Directors' & Officers' Stock
             Option Plan                              99.1 in Form S-8 dated
                                                      Feb  29,  1999
Ex  99.2     1999 Stock Option Plan                   99.2 in Form S-8 dated
                                                      Feb 29, 1999
Ex  21       List  of  Subsidiaries                   21 in Form 10-SB  dated
                                                      Aug 29,  2000

B)     REPORTS  ON  FORM  8-K:

The Company did not file any reports on Form 8-K in the fiscal year ended May 31, 2001.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf the undersigned, thereto duly authorized.

Dated:  August  20,  2001


               Elgrande.com,  Inc.


               By:  /s/  Michael  F.  Holloran
                    -----------------------------
                    Michael  F.  Holloran,
                    President,  Chief  Executive  Officer  and  Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 20, 2001.


     SIGNATURE                              CAPACITY
     ---------                              --------


/s/  Mariusz  Girt
------------------------                    Chief  Technology
     Mariusz  Girt                          Officer  and  Director




/s/  Randal  Palach
------------------------                    Director
     Randal  Palach



/s/  Paul  Morford
------------------------                    Director
     Paul  Morford