Form 10QSB
period 2001-08-31
ELGRANDE COM INC
filed 2001-10-15
CIK 1073362

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly period ended August 31, 2001

[]      TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

                Suite 302, 1132 Hamilton Street, Vancouver, B.C.
                                  V6B2S2 Canada
                    (Address of principal executive offices)

                                 (604) 689-0808
                           (Issuer's telephone number)

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

            Class                                      August  31,  2001
-------------------------------                     -----------------------
Common stock, $ 0.001 par value                           16,957,620

                               ELGRANDE.COM, INC.

                                TABLE OF CONTENTS


                                                                       Page No.
PART  I.     FINANCIAL  INFORMATION

     ITEM  I  -  Unaudited  Consolidated  Financial Statements

          Accountant's Review Report                                         4

          Consolidated  Balance  Sheets as of  August 31, 2001
         (Unaudited)  and  May  31,  2001                                    5

          Consolidated  Statements  of  Operations
          for  the  Three  Months  Ended  August  31,
          2001  and  2000  (Unaudited)                                       7

          Consolidated Statement of Stockholders' Equity (Deficit)           8

          Consolidated  Statements  of  Cash  Flows
          for  the  Three  Months  Ended  August  31,
          2001  and  2000  (Unaudited)                                       9

          Notes  to  Consolidated  Financial  Statements                     10

     ITEM  2     Management's  Discussion  and  Analysis  of
                 Financial  Condition  and  Results  of  Operations          18

PART  II.     OTHER  INFORMATION


          ITEM  6

          Exhibits  and  Reports  on  Form  8-K                              19

          Signatures                                                         20

                                ELGRANDE.COM INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                        =================================

                                 AUGUST 31, 2001






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

     Consolidated  Statements  of  Cash  Flows                                 5

NOTES  TO  FINANCIAL  STATEMENTS                                               6

Board  of  Directors
Elgrande.com,  Inc.
Vancouver,  B.C.
Canada

                           ACCOUNTANT'S REVIEW REPORT
                           --------------------------

We have reviewed the accompanying consolidated balance sheet of Elgrande.com, Inc. as of August 31, 2001 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the period then ended. These financial statements are the responsibility of the Company's management.

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

The financial statements for the year ended May 31, 2001 were audited by us and we expressed an unqualified opinion on them in our report dated July 6, 2001, but we have not performed any auditing procedures since that date.

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

/s/ Williams & Webster, P.S.

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  WA
October  8,  2001

                               ELGRANDE.COM, INC.
                           CONSOLIDATED BALANCE SHEETS


                                               August  31,       May  31,
                                                   2001           2001
                                               (Unaudited)
                                              --------------  --------------
ASSETS

CURRENT  ASSETS
     Cash                                     $       8,783   $      47,643
     Payroll  tax  refund  receivable                   -             8,049
     GST  tax  refundable                             2,325           1,762
     Prepaid  expenses                                6,133           4,523
                                              --------------  --------------
          TOTAL  CURRENT  ASSETS                     17,241          61,977
                                              --------------  --------------

PROPERTY  AND  EQUIPMENT
     Computer  hardware                              97,972          97,972
     Furniture  and  fixtures                        63,257          62,591
     Database  and  software                        545,645         545,645
     Less accumulated depreciation
       and  amortization                           (370,694)        (333,912)
                                              --------------  --------------
          TOTAL  PROPERTY  AND  EQUIPMENT           336,180         372,296

OTHER  ASSETS
     Employee  expense  advances                     40,008          46,093
     Employee receivable, net of allowance           43,984          40,720
     Deposits                                        33,894          18,164
                                              --------------  --------------
          TOTAL  OTHER  ASSETS                      117,886         104,977
                                              --------------  --------------
          TOTAL  ASSETS                       $     471,307   $     539,250
                                              ==============  ==============























See accompanying notes and accountant's review report.

                               ELGRANDE.COM, INC.
                           CONSOLIDATED BALANCE SHEETS


                                               August  31,       May  31,
                                                   2001           2001
                                               (Unaudited)
                                              --------------  --------------

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT  LIABILITIES
     Accounts  payable                        $     628,887   $     598,716
     Accrued  liabilities                            57,713          53,684
     Accrued  interest                                2,311           3,745
     Notes  payable                                 186,230         177,575
     Current  portion of long-term debt                 -             9,852
                                              --------------  --------------
          TOTAL  CURRENT  LIABILITIES               875,141         843,572
                                              --------------  --------------

LONG-TERM  DEBT
     Note  payable  related  party                   78,128             -
                                              --------------  --------------
TOTAL  LONG-TERM  LIABILITIES                        78,128             -
                                              --------------  --------------
       TOTAL  LIABILITIES                           953,269         843,572

COMMITMENTS  AND  CONTINGENCIES                         -               -
                                              --------------  --------------

STOCKHOLDERS'  EQUITY  (DEFICIT)
     Common stock, 200,000,000 shares
       authorized, $.001 par value;
       16,957,620 and 15,927,148 shares
       issued and outstanding,
       respectively                                  16,957          15,927
     Stock  options  and  warrants                  781,944         781,944
     Additional  paid-in  capital                 5,048,883       4,990,412
     Accumulated  deficit                        (6,327,770)     (6,083,874)
     Accumulated other comprehensive income (loss)   (1,976)         (8,731)
                                              --------------  --------------
    TOTAL  STOCKHOLDERS' EQUITY (DEFICIT)          (481,962)       (304,322)
                                              --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)                                   $     471,307   $     539,250
                                              ==============  ==============














See accompanying notes and accountant's review report.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                   For  the         For  the
                                                  Three Months    Three Months
                                                    Ended           Ended
                                                   August  31,     August  31,
                                                     2001            2000
                                                  (Unaudited)     (Unaudited)
                                                 --------------  --------------

REVENUES                                         $      21,717   $      62,863
COST  OF  REVENUES                                      21,464         119,173
                                                 --------------  --------------
GROSS  PROFIT  (LOSS)                                      253         (56,310)
                                                 --------------  --------------


EXPENSES
     Consulting  fees                                   78,828         136,301
     Marketing  and  public  relations                   1,094             -
     Legal  and  professional  fees                     40,682         236,016
     Salaries                                           33,689          38,730
     Office  and  administration                        50,433          12,068
     Rent                                               12,444          13,822
     Communication                                       2,601           4,322
     Software  and  internet  services                   3,051           1,221
     Depreciation  and  amortization                    19,227          42,156
     Database  construction  and  maintenance              -             6,461
                                                 --------------  --------------
          TOTAL  OPERATING EXPENSES                    242,049         491,097
                                                 --------------  --------------

LOSS  FROM  OPERATIONS                                (241,796)       (547,407)

OTHER  INCOME  AND  (EXPENSES)
     Interest  income                                       23             -
     Interest  expense                                  (2,123)         (1,146)
                                                 --------------  --------------
          TOTAL  OTHER  INCOME  (EXPENSE)               (2,100)         (1,146)
                                                 --------------  --------------

NET  LOSS                                             (243,896)       (548,553)

OTHER  COMPREHENSIVE  INCOME
     Foreign  currency  translation  gain                6,755          18,947
                                                 --------------  --------------

COMPREHENSIVE  LOSS                              $    (237,141)  $    (529,606)
                                                 ==============  ==============

BASIC AND DILUTED NET LOSS PER COMMON SHARE      $       (0.02)  $       (0.05)
                                                 ==============  ==============
WEIGHTED  AVERAGE  NUMBER  OF
  COMMON  STOCK  SHARES  OUTSTANDING,
  BASIC  AND  DILUTED                               16,193,814      11,645,330
                                                 ==============  ==============



See accompanying notes and accountant's review report.

ELGRANDE.COM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                      Accum-
                                                                                        ulated       Total
                              Common Stock                     Stock                  Other          Stock-
                         -----------------------  Additional   Options     Accum-     Compre-          holders
                         Number                   Paid-in      &           ulated       hensive       Equity
                         Of Shares    Amount      Capital      Warrants    Deficit     Income(Loss)  (Deficit)
                         -----------  ----------  -----------  ----------  ----------  ------------  ----------
Balance, May 31, 2000     12,295,479      12,295    3,857,300     354,950  (4,347,483)      (19,822)  (142,760)
Issuance of common stock
  for cash at an average
  of  $0.50  per  share    1,687,000       1,687      211,813         -           -             -      213,500

Common stock options
  exercised for cash and
  services at $0.39
  per  share                 550,000         550      214,450         -           -             -      215,000

Options issued for
  consulting  fees               -           -            -       542,769         -             -      542,769

Stock issued for debt at
  $1.00 per share             67,000          67       66,933         -           -             -       67,000

Issuance of common stock
  for cash at an average
  of  $0.50  per  share      240,000         240      117,760         -           -             -      118,000

Options exercised at an
  average of $0.62
  per share                  227,000         227      140,200     (74,680)        -             -       65,747

Stock issued for services
  at  $0.45  per  share      600,000         600      167,400         -           -             -      168,000

Stock issued for debt at
  an average of $0.54
  per  share                 260,669         261      139,601         -           -             -      139,862

Options expired                  -           -         74,955     (74,955)        -             -          -

Options issued as
  compensation                   -           -            -        33,860         -             -       33,860

Loss for the year ending
  May  31,  2001                 -           -            -           -    (1,736,391)          -   (1,736,391)

Foreign currency translation
  gain  (loss)                   -           -            -           -           -          11,091     11,091
                         -----------  ----------  -----------  ----------  ----------  ------------  ----------
Balance, May 31, 2001     15,927,148  $   15,927  $ 4,990,412  $  781,944 $(6,083,874) $     (8,731) $(304,322)

Issuance of common
  stock for services
  at an average of
  $0.06 per share            630,472         630       38,871         -           -             -      39,501

Issuance of common
  stock for cash at
  $0.05 per share            400,000         400       19,600         -           -             -      20,000

Loss for the three
  months ending
  August 31, 2001                -            -           -           -      (243,896)          -     (243,896)

Foreign currency
  translation gain               -            -           -           -           -          6,755       6,755
                         -----------  ----------  -----------  ----------  ----------  ------------  ----------
Balance, August 31,
  2001 (Unaudited)        16,957,620  $   16,957  $ 5,048,883  $  781,944 $(6,327,770) $    (1,976)  $(481,962)
                         ===========  ==========  ===========  ==========  ==========  ============  ==========

See accompanying notes and accountant's review report.

                               ELGRANDE.COM, INC.
                    CONSOLIDATED  STATEMENT  OF  CASH  FLOWS

                                                  For the three   For the three
                                                  Months ended    Months Ended
                                                   August  31,     August  31,
                                                     2001            2000
                                                  (Unaudited)     (Unaudited)
                                                 --------------  --------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net  loss                                   $    (243,896)  $    (548,553)
     Adjustments  to  reconcile  net  loss
       to net cash used by operating
       activities:
         Non-cash  expenses                                -             4,308
         Depreciation  and  amortization                19,227          42,156
         Services paid by issuance of
           common  stock  and  options                  39,501         214,450
         Options issued for professional
          Services                                         -            60,280
       Decrease (increase) in:
          Employee  advance  receivable                  2,821             -
          Other  assets                                  5,876           1,284
          Deposits                                     (15,730)           (108)
          Increase  (decrease)  in:
          Accounts payable                              30,171          43,357
          Accrued  liabilities                           4,029           3,058
          Accrued  interest                             (1,434)            -
                                                 --------------  --------------
 Net  cash  used  in  operating  activities           (159,435)       (179,768)
                                                 --------------  --------------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     Payments  on  leased  equipment                       -            (3,834)
     Purchase  of  property  and  equipment               (666)            -
                                                 --------------  --------------
Net  cash  used  in  investing  activities                (666)         (3,834)
                                                 --------------  --------------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Proceeds  from  loans                               9,700             -
     Proceeds  from  loans,  related  party             78,128          68,284
     Issuance  of  stock                                20,000          94,050
                                                 --------------  --------------
Net  cash  provided  by  financing  activities         107,828         162,334
                                                 --------------  --------------
Net  increase  (decrease)  in  cash                    (52,273)        (21,268)
Foreign  currency  translation  gain                    13,413          18,956
Cash,  beginning  of  period                            47,643          32,385
                                                 --------------  --------------
Cash,  end  of  period                           $       8,783   $      30,073
                                                 ==============  ==============
SUPPLEMENTAL  DISCLOSURES:
  Cash paid for interest and income taxes:
          Interest                               $       3,745   $         577
                                                 ==============  ==============
          Income  taxes                          $         -     $         -
                                                 ==============  ==============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Options  issued  for  professional  fees    $         -     $      60,280
     Non-cash  expenses                          $         -     $       4,308
     Services paid by issuance of stock
       and  options                              $      39,501   $     214,450
See accompanying notes and accountant's review report.

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Elgrande.com Inc., formerly Intellicom Internet Corp (hereinafter, "the Company"), was incorporated in April 1998 under the laws of the State of Nevada primarily for the purpose of developing and marketing internet applications, specifically for books, software, audio and video media, and computer games. The Elgrande.com site is a stand-alone e-commerce site and its future purpose will be as a prototype demonstration site for the ShopEngine suite of software applications. The Elgrande.com site will be used to demonstrate ShopEngine software updates and as a marketing tool to showcase the capabilities of ShopEngine to prospective shop suppliers and operators. The name change to Elgrande.com Inc. was effective on September 19, 1998. The Company maintains an office in Vancouver, British Columbia, Canada.

Elgrande.com Inc. formed a wholly owned subsidiary, Yaletown Marketing Corp, to provide management and administrative services for the Company. Yaletown Marketing was incorporated February 23, 1999 in Victoria, British Columbia, Canada.

The Company announced the launch of www.shopengine.net on July 24, 2001, which carried handcrafted articles and artifacts.

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

As shown in the accompanying financial statements, the Company has an accumulated deficit of $6,327,770 at August 31, 2001. As of August 31, 2001, the Company's liabilities exceeded its current assets by $936,028. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently putting a new business plan in place which will, if successful, mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (CONTINUED)

Going  Concern (continued)
--------------------------
An estimated $1 million is believed necessary to continue operations and increase development through the fiscal year. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships. Management intends to seek new capital from new equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

Accounting  Method
------------------
The Company's financial statements are prepared using the accrual method of accounting.

Earnings  per  Share
--------------------
The  Company  has  adopted Statement of Financial Accounting Standards Statement
(SFAS) No. 128, Earnings Per Share. Basic loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive. As of August 31, 2001, the Company had convertible debt of $250,431, which is included in notes payable and notes payable, related party, that would be equivalent to 5,565,133 shares of common stock, which are considered to be antidilutive.

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

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (CONTINUED)

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

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (CONTINUED)

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

At August 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

NOTE  3  -  PROPERTY  AND  EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation and amortization are three and five years. Depreciation and amortization expense for the three months ended August 31, 2001 and 2000 were $19,227 and $42,156, respectively.

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001

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


NOTE  5  -  COMMON  STOCK  AND  WARRANTS

During the three months ended August 31, 2001 the Company issued 400,000 shares of common stock at $0.05 per share and 630,472 for services valued at $39,501.

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

The Company has adopted the Elgrande.com Inc. 1998 Directors and Officers stock option plan and the Elgrande.com Inc. 1999 stock option plan. These plans allow the Company to distribute up to 6,000,000 shares of common stock. Options issued under the 1999 plan went to 220,000 shares exercisable at $3.00 per share before June 2000. Options issued under the 1998 plan amount to 850,000 valued at $50,000 for services.

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

The  following  is  a  summary  of  stock  option  activity:

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001

NOTE  6-STOCK  OPTIONS (CONTINUED)

                                                          Weighted Average
                                     Number of Shares     Exercise Price
                                     ----------------     ----------------
Outstanding at 5-31-00                    1,595,000       $        0.82
     Granted                              2,582,556                0.45
     Exercised                             (777,000)               0.45
    Forfeited                              (465,556)               0.45
                                     ----------------     ----------------
Outstanding at 5-31-01                    2,935,000       $        0.63
                                     ================     ================
Options exercisable at 5-31-01            2,935,000       $        0.63
                                     ================     ================
Weighted average fair value of
  options granted during 2001                             $        0.22
                                                          ================

During the three months ended August 31, 2001, there were no options granted, exercised or expired.

NOTE  7  -  RELATED  PARTIES

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

At August 31, 2001, the Company was owed $86,204 from former employees. An allowance of $42,220 has been recorded against this receivable.

NOTE  8  -  COMMITMENTS  AND  CONTINGENCIES

Lease  Commitments
------------------
The Company leases office space in Vancouver, B.C., Canada from Royal LePage Commercial, Inc. for $4,000 per month. The lease is effective from October 1, 2001 to October 31, 2005. The terms of the lease required the Company to give the lessor $16,000 refundable security deposit. During the year ended May 31, 2000, this deposit was applied to rent.

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001

NOTE  8  -  COMMITMENTS  AND  CONTINGENCIES (CONTINUED)

Lease  Commitments (Continued)
------------------------------
Future minimum rental commitments under the operating lease are as follows at August 31, 2001:

Year  Ending:
     May 31, 2002          $     13,464
     May 31, 2003          $     48,000
     May 31, 2004          $     48,000
     May 31, 2005          $     48,000

The Company leases telephone equipment under a capital lease expiring June 23, 2002. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Depreciation of the asset under capital lease is included in the Company's recorded depreciation expense.

Future  minimum  lease  commitments  under  the  capital  lease  are as follows:

Year  Ending  May  31,  2002                                   $  9,852


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

NOTE  9  -  CONCENTRATION  OF  CREDIT  RISK  FOR  CASH  HELD  AT  BANKS

Cash
----
The Company maintains cash balances at two banks. Accounts at each institution are insured by the Canadian Depository Insurance up to $60,000 in Canadian funds. At August 31, 2001, no accounts exceeded this limit.

Economic  Dependency
--------------------
During the three months ended August 31, 2001, the Company purchased 100% of its product line from one supplier.

                                ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001

NOTE  10  -  NOTES  AND  DEBENTURES  PAYABLE

Short-term  Notes
-----------------
During the three months ended August 31, 2001, private investors loaned the Company $239,903, which is convertible to common stock at $0.50 per share. In lieu of cash repayment of the loan, the investors were entitled to receive common stock at a discounted rate of 20% of the closing price of the stock on July 31, 2000. During the year ended May 31, 2001, 67,000 shares of common stock were issued at $1.00 per share and another 215,727 shares of common stock were issued for $94,920 to satisfy a portion of this loan.

A related party, the father of the co-founder of Elgrande.com, Inc., has loaned the Company $30,000 which was satisfied with 44,942 shares of common stock during the year ended May 31, 2001.

Debentures
----------
In January 2001, the Company issued 12%, subordinated convertible debentures for a total of $128,216. The debentures mature on various dates beginning January 1, 2002 through May 2002 and pay simple interest quarterly beginning April 1, 2001. The debentures are convertible to common stock at a conversion price equal to the average closing bid price for the five trading days immediately prior to the conversion date.

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

Results  of  Operations
-----------------------

There are revenues of $21,717 for the quarter ended August 31, 2001, representing sale of merchandise, versus $62,863 as at August 31, 2000. The Company activated its web site for test purposes in June 1999 and has been fully operational since January 1, 2000.

Comparison  of  the  quarter  ended  August  31,  2001  and  2000
-----------------------------------------------------------------

A summary of expenses for the quarter ended August 2001 compared to the same period in 2000 is as follows:

                                                  2001          2000
                                              ------------  ------------

          Consulting                               78,828       136,301
          Marketing  and  public  relations         1,094           -
          Software  and  internet  fees             3,051         1,221
          Administration,  legal  and  other      139,849       311,419
          Depreciation  and  amortization          19,227        42,156
                                              ------------  ------------
                                                  242,049       491,097
                                              ============  ============

Software costs include database development costs incurred of $3,051 in the quarter ended August 31, 2001. Elgrande began operating under its own developed database in January 2000; while the company continues to develop this database site, it is currently identifying and sourcing technology partners to assist in the growth of its database technology.

Administration costs include payroll costs of $33,689 and office expenses, including professional fees, of $106,160 for the quarter ended August 31, 2001, compared to $38,730 and $272,689 respectively for the same period ended August 31, 2000.

The Company budgeted its cash requirements in order to develop the web based contact management system, and the central database that holds product data. To date, costs have been within the established budget. The site was activated on June 2, 1999 for test purposes.

Liquidity  and  Capital  Resources
----------------------------------

Since our inception, we have financed our operations through the proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we have raised approximately $5 million from the sale of common stock and have borrowed approximately $267,000 from investors and shareholders. Funds from these sources have been used as working capital to fund the on-going development of the Elgrande and Shopengine websites.

We generated negative cash flow from operating activities for the period from inception (April 8, 1998) through August 31, 2001. Investing activities for the period from inception through August 31, 2001 consisted primarily of the purchase of property and equipment.

                               ELGRANDE.COM, INC.

The timing and amount of our capital requirements will depend on a number of factors, including demand for our products and services and the availability of
opportunities  for  international     through  affiliations  and  other
business  relationships.

                                    PART II.
                                OTHER INFORMATION


Item  6.  Exhibits  and  Reports  on  Form  8-K

(a)     EXHIBITS

The  following  Exhibits  are  filed  by  attachment:

EXHIBIT

NUMBER        DESCRIPTION
-----------   -----------

Ex  10.12     Sublease  Agreement  of  Company's  Offices  dated  August 7, 2001
Ex  10.13     Addendum  to  the  Sublease  dated  August  22,  2001
Ex  10.14     Consulting  Agreement  between  Company  and  Paul  Morford

In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filings set forth below:

(b)     Reports  on  Form  8-K  relating  to  the quarter ended August 31, 2001.

The Company did not file any reports on Form 8-K during the quarter ended August 31, 2001.

                               ELGRANDE.COM, INC.

SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   ELGRANDE.COM,  INC.



By:     /s/  Michael  F.  Holloran
-------------------------------------
Michael  F.  Holloran
President  and  Chief  Executive  Officer


Dated:     October  15,  2001