Form 10QSB
period 2001-11-30
ELGRANDE COM INC
filed 2002-01-15
CIK 1073362

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

-----------------------

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended November 30, 2001

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

Class November 30, 2001

----- --------------

Common stock, $ 0.001 par value 25,689,904

ELGRANDE.COM INC.

Consolidated Financial Statements

November 30, 2001

WILLIAMS & WEBSTER PS

Certified Public Accountants

Bank of America Financial Center

W 601 Riverside, Suite 1940

Spokane, WA 99201

(509) 838-5111

Board of Directors

Elgrande.com, Inc.

Vancouver, B.C.

Canada

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of Elgrande.com, Inc. as of November 30, 2001 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the six months ended. These financial statements are the responsibility of the Company's management.

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

January 3, 2002

ELGRANDE.COM, INC.

TABLE OF CONTENTS

Page No.

PART I. FINANCIAL INFORMATION

ITEM I - Unaudited Consolidated Financial

Statements

Consolidated Balance Sheets as of November 3, 2001 (Unaudited) and May 31, 2001 3

Consolidated Statements of Operations

for the Three Months and Six Months

ended November 30, 2001 and 2000 (Unaudited) 4

Consolidated Statements of Cash Flows

for the Three Months and Six Months ended

November 30, 2001 and 2000(Unaudited) 5

Notes to Consolidated Financial Statements 6

ITEM 2 Management's Discussion and Analysis of

Financial Condition and Results of Operations 7

PART II. OTHER INFORMATION 8

Signatures 9

2

ELGRANDE.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

NOVEMBER 30, 2001 (UNAUDITED) AND MAY 31, 2001

<table>
	November 30,	May 31,
	2001	2001
A S S E T S	(Unaudited)
CURRENT ASSETS
Cash	$43,592	$47,643
Payroll tax refund receivable	-	8,049
GST tax refundable	3,947	1,762
Prepaid expenses	-	4,523
TOTAL CURRENT ASSETS	47,539	61,977

PROPERTY AND EQUIPMENT
Computer hardware	98,818	97,972
Furniture and fixtures	63,257	62,591
Database and software	545,830	545,645
Less accumulated depreciation and amortization	(372,277)	(333,912)
TOTAL PROPERTY AND EQUIPMENT	335,628	372,296

OTHER ASSETS
Employee receivables, net of allowance	62,735	86,813
Deposits	26,138	18,164
TOTAL OTHER ASSETS	88,873	104,977

TOTAL ASSETS	$472,040	$539,250

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y ( D E F I C I T )
CURRENT LIABILITIES
Accounts payable	$601,852	$598,716
Accrued liabilities	25,788	53,684
Accrued interest	-	3,745
Debentures payable	122,147	-
Notes payable, related party	104,525	177,575
Lease payable	6,679	9,852
TOTAL CURRENT LIABILITIES	860,991	843,572

TOTAL LIABILITIES	860,991	843,572

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized,
$.001 par value; 25,689,904 and 15,927,148 shares
issued and outstanding, respectively	25,690	15,927
Stock options and warrants	853,061	781,944
Additional paid-in capital	5,371,046	4,990,412
Accumulated deficit	(6,641,618)	(6,083,874)
Accumulated other comprehensive income	2,870	(8,731)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(388,951)	(304,322)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$472,040	$539,250

</table>

See Notes to Unaudited Consolidated Financial Statements

ELGRANDE.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

(UNAUDITED)

<table>
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2001	2000	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

R E V E N U E S	$39	$15,888	$21,756	$78,751

COST OF REVENUES	2,420	22,954	23,884	142,127

GROSS PROFIT (LOSS)	(2,381)	(7,066)	(2,128)	(63,376)

E X P E N S E S
Bad debt expense	-	-	32,378	-
Consulting fees	110,797	484,789	189,625	621,090
Marketing and public relations	14,493	-	15,587	-
Legal and professional fees	52,509	359,437	93,191	442,969
Salaries	33,315	60,011	67,004	98,741
Office and administration	15,216	74,091	21,149	86,159
Rent	10,401	11,187	22,845	25,009
Communication	3,684	2,437	6,285	6,759
Software and internet services	3,595	3,135	6,646	4,356
Depreciation and amortization	18,859	26,404	38,086	68,560
Database construction and maintenance	-	1,000	-	7,461
TOTAL OPERATING EXPENSES	262,869	1,022,491	492,796	1,361,104

LOSS FROM OPERATIONS	(265,250)	(1,029,557)	(494,924)	(1,424,480)

OTHER INCOME (EXPENSES)
Interest income	24	63	47	63
Interest expense	(7,127)	(735)	(9,250)	(1,881)
Financing expense	-	-	(53,617)	-
TOTAL OTHER INCOME (EXPENSE)	(7,103)	(672)	(62,820)	(1,818)

NET LOSS BEFORE TAXES	(272,353)	(1,030,229)	(557,744)	(1,426,298)
Income Taxes	-	-	-	-
NET LOSS	(272,353)	(1,030,229)	(557,744)	(1,426,298)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	1,475	(13,746)	11,601	25,023

COMPREHENSIVE LOSS	$(543,231)	$(1,043,975)	$(546,143)	$(1,401,275)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.03)	$(0.08)	$(0.03)	$(0.10)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	17,883,546	13,670,012	17,038,681	13,670,012

</table>

See Notes to Unaudited Consolidated Financial Statements

ELGRANDE.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

NOVEMBER 30, 2001 (UNAUDITED)

<table>
						Accumulated	Total
	Common Stock					Other	Stockholders'
	Number		Additional	Stock Options		Comprehensive	Equity
	of Shares	Amount	Paid-in Capital	and Warrants		Income (Loss)	(Deficit)

Balance, May 31, 2000	12,295,479	$12,295	$3,857,300	$354,950	$(4,347,483)	$(19,822)	$(142,760)

Issuance of common stock for cash
at an average of $0.50 per share	1,687,000	1,687	211,813	-	-	-	213,500

Common stock options exercised for cash and
services at $0.39 per share	550,000	550	214,450	-	-	-	215,000

Options issued for consulting fees	-	-	-	542,769	-	-	542,769

Stock issued for debt at
$1.00 per share	67,000	67	66,933	-	-	-	67,000

Issuance of common stock for cash
at an average of $0.50 per share	240,000	240	117,760	-	-	-	118,000

Options exercised at an average of $0.62 per share	227,000	227	140,200	(74,680)	-	-	65,747

Stock issued for services at $0.45 per share	600,000	600	167,400	-	-	-	168,000

Stock issued for debt at an average of $0.54 per share	260,669	261	139,601	-	-	-	139,862

Options expired	-	-	74,955	(74,955)	-	-	-

Options issued as compensation	-	-	-	33,860	-	-	33,860

Loss for the year ending May 31, 2001	-	-	-	-	(1,736,391)	-	(1,736,391)

Foreign currency translation gain	-	-	-	-	-	11,091	11,091

Balance, May 31, 2001	15,927,148	15,927	4,990,412	781,944	(6,083,874)	(8,731)	(304,322)

Issuance of common stock for services
at an average of $0.06 per share	630,472	630	38,871	-	-	-	39,501

Issuance of common stock for
cash at $0.05 per share	400,000	400	19,600	-	-	-	20,000

Warrants issued for financing	-	-	-	53,617	-	-	53,617

Issuance of common stock for cash
at an average of $0.04	5,680,526	5,681	194,871	-	-	-	200,552

Stock issued for debt at an
average of $0.04	1,882,698	1,882	62,318	-	-	-	64,200

Stock issued for services at $0.06	1,169,060	1,170	64,974	-	-	-	66,144

Options issued for services	-	-	-	17,500	-	-	17,500

Loss for the six months ending
November 30, 2001	-	-	-	-	(557,744)	-	(557,744)

Foreign currency translation gain	-	-	-	-	-	11,601	11,601

Balance, November 30, 2001(Unaudited)	25,689,904	$25,690	$5,371,046	$853,061	$(6,641,618)	$2,870	$(388,951)

</table>

See Notes to Unaudited Consolidated Financial Statements

ELGRANDE.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000

(UNAUDITED)

<table>
	Six Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2001	2000
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(557,744)	$(1,426,298)
Adjustments to reconcile net loss
to net cash used by operating activities:
Bad debt expense	32,378	-
Depreciation and amortization	38,086	68,560
Stock issued for accounts payable	-	137
Services paid by issuance of common stock	105,645	168,000
Options issued for compensation	-	33,860
Options issued for professional services	17,500	542,769
Warrants issued for finance expense	53,617	-
Decrease (increase) in:
Employee advance receivable	-	8,485
Other assets	10,387	(2,097)
Deposits	(7,974)	844
Increase (decrease) in:
Accounts payable	3,136	7,669
Accrued liabilities	(27,896)	7,231
Accrued interest	(3,745)	-
Net cash used in operating activities	(336,610)	(590,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(755)	-
Net cash used in investing activities	(755)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on leased equipment	(3,173)	(6,006)
Proceeds from loans	154,515	110,564
Repayment of loans	(41,218)	-
Issuance of stock	220,552	467,137
Net cash provided by financing activities	330,676	577,701

Net increase (decrease) in cash	(6,689)	(13,139)

Foreign currency translation gain	2,638	-

Cash, beginning of period	47,643	32,385

Cash, end of period	$43,592	$19,246

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Options issued for professional fees	$17,500	$542,769
Options issued for compensation	$-	$33,860
Services paid by issuance of stock	$105,645	$168,000
Stock issued for loans payable, related party	$64,200	$44,897
Warrants issued for finance expense	$53,617	$-

</table>

See Notes to Unaudited Consolidated Financial Statements

ELGRANDE.COM, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  ORGANIZATION AND DESCRIPTION OF BUSINESS

Elgrande.com Inc., formerly Intellicom Internet Corp (hereinafter, "the Company"), was incorporated in April 1998 under the laws of the State of Nevada primarily for the purpose of developing and marketing internet applications, specifically for books, software, audio and video media, and computer games. The Elgrande.com site is a stand-alone e-commerce site and its future purpose will be as a prototype demonstration site for the ShopEngine suite of software applications. The Elgrande.com site will be used to demonstrate ShopEngine as a marketing tool to prospective shop suppliers and operators. The name change to Elgrande.com Inc. was effective on September 19, 1998. The Company maintains an office in Vancouver, British Columbia, Canada.

Elgrande.com Inc. formed a wholly owned subsidiary, Yaletown Marketing Corp, to provide management and administrative services for the Company. Yaletown Marketing was incorporated February 23, 1999 in Victoria, British Columbia, Canada.

The Company announced the launch of www.shopengine.net on July 24, 2001, which carried handcrafted articles and artifacts. See Note 12.

The Company's year-end is May 31.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern (continued)

As shown in the accompanying financial statements, the Company has an accumulated deficit of $6,641,618 at November 30, 2001. As of November 30, 2001, the Company's liabilities exceeded its current assets by $813,452. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently putting a new business plan in place which will, if successful, mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Earnings per Share

The Company has adopted Statement of Financial Accounting Standards Statement (SFAS) No. 128, Earnings Per Share. Basic loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive. As of November 30, 2001, the Company had convertible debt of $122,177, which is included in notes payable and considered to be antidilutive.

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

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Taxes (continued)

At November 30, 2001, the Company had net deferred tax assets of $1,300,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at November 30, 2001.

At November 30, 2001, the Company has net operating loss carryforwards of approximately $6,600,000, which expire in the years 2019 through 2021. The Company recognized approximately $176,000 and $777,000 of losses for the issuance of common stock, options and warrants for services in 2001 and 2002, which were not deductible for tax purposes.

Fair Value of Financial Instruments

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

Foreign Currency Translation Gains/Losses

The Company has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year, except gains or losses relating to long-term debt, which are deferred and amortized over the remaining term of the debt. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

Advertising Costs

Advertising costs are charged to operations as incurred.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Stock Options and Warrants granted to Employees and nonemployees

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Revenue and Cost Recognition

Revenues and costs are recognized at the time of sale of the Company's products. The Company recognizess revenue for product sales, net of any promotional gift certificates, when the products are shipped and title passes to customers. Outbound shipping charges are included in net sales collected by the Company. The Company provides an allowance for sales returns based on historical experience.

Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with service revenues and marketplace business. The Company's sole provider invoices costs of the Company's products to the Company periodically. See Note 9.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On July 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in no change in net income because the Company does not have any assets with indefinite lives at the time. The Company is currently evaluating the impact of the transitional provisions of the statement.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities  Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments (continued)

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

At November 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Research and Development

Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Impairments are recognized in operating results when a permanent diminution in value occurs.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation and amortization are three and five years.

Depreciation and amortization expense, for the six months ended November 30, 2001 and 2000, were $38,086 and $68,560 respectively.

NOTE 4  INTANGIBLE ASSETS

The Company has capitalized $545,830, which is the contractual cost of data base software purchased from an independent software supplier. No portion of this software was internally developed and, accordingly, there are no internal costs associated with this software, which were charged to research and development. Consistent with SOP 98-1, the costs of this software--which was purchased solely for internal use and will not be marketed externally--have been capitalized.

NOTE 5  COMMON STOCK AND WARRANTS

During the three months ended November 30, 2001, the Company issued 5,680,526 shares of common stock at $0.04 per share, 1,882,698 shares for debt at $64,200 and 1,169,060 shares for services valued at $66,144. No warrants were issued or exercised during the period ending November 30, 2001.

During the three months ended August 31, 2001, the Company issued 400,000 shares of common stock at $0.05 per share and 630,472 for services valued at $39,501.

During the three months ended August 31, 2001, the debenture holders renegotiated the terms of the debentures and the Company issued the holders 1,072,343 warrants with a value of $53,617 as financing fees. The fair value of each warrant issued is estimated on the issue date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest rate of 5%, volatility is 319%, and expected life is 5 years.

During the year ended May 31, 2001, the Company issued for cash 1,687,000 shares of common stock for $331,500 and 600,000 shares of common stock for services valued at $168,000. In the same twelve month period, 327,669 common stock shares were issued in exchange for debt in the amount of $206,862, 137,000 shares were issued for $137 in accounts payable to an officer, and 777,000 common stock options were exercised for cash of $66,297 and services valued at $289,130.

During the year ended May 31, 2000, common stock shares were issued for cash, services and debt conversion. The following common stock shares were issued: 646,333 shares were issued for $0.97 to $5.00 per share in cash totaling $1,221,015; 500,000 shares were issued with 1,000,000 warrants attached with the stock valued at $1.28 per share and the warrants at an average value of $0.16 per warrant.

Additionally, during the year ended May 31, 2000, 48,718 shares of stock (25,000 from options) were issued for 60,898 in services, which were previously recorded in accounts payable. Additionally, 138,000 shares for $92,583 in database expenses, 120,430 shares for $112,000 of notes payable, 5,000 shares for $15,000 of accounts payable and 48,198 shares as settlement for a $44,777 capital lease obligation were issued. In March 2000, the Company issued 75,000 warrants for professional services. Each warrant is exercisable for 5 years with a price of $1.87. The fair value of each warrant granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: the risk-free interest rate is 5%, volatility is 0.3, and the expected life of the warrants is five years. The fair market value of these warrants of $89,250 was recorded as professional fees pursuant to Financial Accounting Standard No. 123

Upon incorporation, 4,000,000 shares of common stock were distributed at $0.001 per share to the board of directors for $4,000. The succeeding share issuance was for 5,000,000 common shares at $0.01 per share for $50,000. Under Regulation D, Rule 504, 943,800 shares of common stock were issued at $1.00 per share for cash and subscriptions. A May 1, 1999 issuance was for 300,000 units, each consisting of one share of common stock and three common stock purchase warrants (Class A, Class B and Class C) at $3.00 per unit under Regulation D, Rule 501. Each Class A warrant entitles the holder to acquire an additional share of common stock for $7.50 per share at any time prior to May 31, 2006. Each Class B warrant entitles the holder to acquire an additional share of common stock for $15.00 per share at any time prior to May 31, 2006 and each Class C warrant entitles the holder to acquire an additional share of common stock for $25.00 per share at any time prior to May 31, 2006. The warrants have no assigned value according to the Black-Scholes Option Price Calculation. As of May 31, 2001, none of the warrants have been exercised.

NOTE 6--STOCK OPTIONS

During the period ending November 30, 2001, the Company issued 350,000 stock options for professional services. The Company valued these options at $17,500. The fair value of the options issued was estimated using the Black Scholes Option Price Calculator assuming risk free interest of 5%, volatility of 3.19, a term of 5 years and an equity price of $0.05.

During the year ended May 31, 2001 the board of directors granted 2,582,556 options in exchange for compensation and consulting services. The Company valued these services at $940,714. The options have an average value of $0.36 per share. Of the options granted, 777,000 were exercised and 465,556 expired.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk free interest rate of 6% and 7%, volatility is .3, and expected life is 3 to 5 years.

During the year ended May 31, 2000, the Company's board of directors authorized the exercise of options to acquire 135,000 common stock shares for $1.00 per share.

The Company has adopted the Elgrande.com Inc. 1998 Directors and Officers stock option plan and the Elgrande.com Inc. 1999 stock option plan. These plans allow the Company to distribute up to 6,000,000 shares of common stock. Options issued under the 1999 plan increased to 220,000 shares exercisable at $3.00 per share before June 2000. Options issued under the 1998 plan amount to 850,000 valued at $50,000 for services.

NOTE 6--STOCK OPTIONS (Continued)

During the year ended May 31, 2000, the board of directors granted 75,000 options valued at $34,500 for compensation and 145,000 valued at $66,700 for consulting services. The Company also issued 75,000 warrants for services valued at $89,250. During the year ended May 31, 2000, 160,000 options were exercised at $1.00 per share.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 5%, volatility is 0.5, and expected life is 5 years.

During the year ending May 31, 1999, the Company issued 1,000,000 common stock options that may be exercised at any time before March 15, 2004 at $1.00 per share. The strike price of these options exceeds the options' minimum value calculated using the Black-Scholes model; therefore, no compensation costs have been recognized pursuant to Financial Accounting Standard No. 123. At the time the options were granted, the book value of the equity of the Company was approximately $0.50 per share, which additionally resulted in no value being assigned to these options.

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

Accordingly, $34,500 of the options' expense was initially recorded in the Company's interim financial statements as compensation and the remaining options' expense of $2,010,200 was recorded as consulting fees. In accordance with Financial Accounting Standard No. 123, the recorded expenses were deemed to be an estimate, subject to adjustment by decreasing the expense in the period of forfeiture. Pursuant to the return of the aforementioned options, management decreased compensation and consulting expenses by the originally recorded $2,010,200.

NOTE 6--STOCK OPTIONS (Continued)

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price
Outstanding at 5-31-00	1,935,000	$0.82
Granted	2,582,556	0.45
Exercised	(777,000)	0.45
Forfeited	(465,556)	0.45
Outstanding at 5-31-01 Granted	3,275,000 350,000	0.63 0.10
Outstanding at 11-30-01	3,625,000	$0.61
Options exercisable at 11-30-01	3,625,000	$0.61
Weighted average fair value of options granted during 2002	$0.05

NOTE 7  RELATED PARTIES

Certain consultants who received common stock under the Company's non-qualified stock option plan are related to the Company's directors and stockholders. Of the 850,000 shares issued to consultants in 1999, 187,500 shares were issued to family members of directors who provided services to the Company. See Note 6.

During the six months ending November 30, 2001 and 2000, the Company paid its officers and directors $189,625 and $621,090, respectively, in consulting fees.

At November 30, 2001, the Company was owed $83,992 from former employees for the use of the Company credit cards for personal expenses. Although the Company is making efforts to collect this amount, management has recorded an allowance of $36,658 against this receivable, which is the amount due from a former employee who has relocated to another country.

In the quarter ended November 30, 2001, Vikki Olson, the sister-in-law of Paul Morford, the Company's Secretary and Chief Operating Officer, was contracted by the Company in its marketing department. Kim Cassar-Torregiani, the wife of Paul Morford, was contracted by the Company as its Director of Marketing, from November 1, 2001. An amount of $2,320 was accrued for her fees for the last month of the quarter.

NOTE 8  COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space in Vancouver, B.C., Canada from Blastradius, Inc. for $4,000 per month. The lease is effective from October 1, 2001 to October 31, 2005. The terms of the lease required the Company to give the lessor a $16,000 refundable security deposit. During the year ended May 31, 2000, this deposit was applied to rent.

Future minimum rental commitments under the operating lease are as follows at November 30, 2001:

Year Ending:

May 31, 2002	$13,464
May 31, 2003	$48,000
May 31, 2004	$48,000
May 31, 2005	$48,000

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

Future minimum lease commitments under the capital lease are as follows:

Year Ending May 31, 2002 $ 6,679

Disputed Accounts

The Company is currently in dispute with MacDonald Harris & Associates Ltd. ("MHA") regarding consulting and computer services for the Company's database. Management believes that there are no outstanding amounts due to MHA as all accounts payable from the Company to MHA were paid in full and the Company has transferred 138,000 shares of common stock, which was due to MHA. However, MHA claims that additional amounts may be due, including common stock in the Company, which the Company disputes. Management believes that MHA's claims are without merit and has made no provisions in the financial statements concerning any of these matters. Further, management is taking steps to recover capital equipment purchased on behalf of the Company by MHA.

NOTE 9  CONCENTRATION OF CREDIT RISK

Cash

The Company maintains cash balances at two banks. Accounts at each institution are insured by the Canadian Depository Insurance up to $60,000 in Canadian funds. At November 30, 2001, no accounts exceeded this limit.

Economic Dependency

During the six months ended November 30, 2001, the Company purchased 100% of its product line from one supplier.

NOTE 10  NOTES AND DEBENTURES PAYABLE

Short-term Notes

During the year ended May 31, 2000, private investors loaned the Company $94,920, which is convertible to common stock at $0.50 per share. In lieu of cash repayment of the loan, the investors are entitled to receive common stock at a discounted rate of 20% of the closing price of the stock on July 31, 2000. On November 29, 2000, 215,727 shares of common stock were issued for $94,920 to satisfy this loan.

In April 2000, the Company received $67,000 from private investors. On July 12, 2000, 67,000 shares of common stock were issued at $1.00 per share to satisfy the loan. During the year ended May 31, 2001, private investors loaned an additional $68,283 to the Company, of which $19,969 was repaid with stock.

A related party, the father of the co-founder of Elgrande.com Inc., loaned the Company $30,000 and paid expenses on behalf of the Company in the amount of $14,942. These debts were satisfied with the issuance of 44,942 shares of common stock at $1.00 per share during the year ended May 31, 2001.

During the six months ended November 30, 2001, related parties loaned the Company $64,200, which was satisfied with the issuance of 1,882,698 shares of common stock at $0.0341 per share.

Debentures

During the three months ended August 31, 2001 and the year ended May 31, 2001, the Company issued 12%, subordinated convertible debentures for a total of $9,700 and $128,216, respectively. The debentures mature on various dates beginning January 1, 2002 through May 2002 and pay simple interest quarterly beginning April 1, 2001. The debentures are convertible to common stock at a conversion price equal to the average closing bid price for the five trading days immediately prior to the conversion date. No new debentures were issued in the quarter ending November 30, 2001.

NOTE 11  INVESTMENT IN INDIGO CITY PARTNERSHIP

In June 1999, the Company entered into an electronic media agreement with Hydrogen Media, Inc. ("HMI"), whereby both parties agreed to build an e-commerce web site. Under the partnership, which is referred to as the Indigo City Partnership, the Company was to provide all content for the web site and HMI will provide all programming.

The Company was obligated to pay a total of $60,000 to HMI for its services under the contract. At the financial statement date, the Company had paid $30,000 in cash and recorded the remaining $30,000 as an account payable. During the year ended May 31, 2001, it was determined that contracted services had not been provided, and the Company withdrew from the partnership. The Company recorded a loss of $30,000, which is included in impairment of assets in the accompanying financial statements.

NOTE 12  SUBSEQUENT EVENTS

Subsequent to November 30, 2001, the Company's management closed down the Elgrande.com website, and suspended sales of all merchandise. The Company now is operating the ShopEngine.net website which markets arts and crafts from around the world. The ShopEngine software enables participating artisans to administer their products in real time via automated pull technologies, and manual interface entry through the internet.

ELGRANDE.COM, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

There are revenues of $39 for the quarter ended November 30, 2001, representing sale of merchandise, versus $15,888 as at November 30, 2000. The Company activated its web site for test purposes in June 1999 and has been fully operational since January 1, 2000.

Comparison of the quarter ended November 30, 2001 and 2000

A summary of expenses for the quarter ended November 2001 compared to the same period in 2000 is as follows:

2001 2000

________________________

Consulting 110,797 484,789

Marketing and public relations 14,493 -

Software and internet fees 3,595 4,135

Administration, legal and other 115,125 507,163

Depreciation and amortization 18,859 26,404 _____________________

262,869 1,022,491

Software costs include database development costs incurred of $3,595 in the quarter ended November 30, 2001. Elgrande began operating under its own developed database in January 2000; while the company continues to develop this database site, it is currently identifying and sourcing technology partners to assist in the growth of its database technology.

Administration costs include payroll costs of $67,004 and office expenses, including professional fees, of $143,470 for the six months ended November 30, 2001, compared to $98,742 and $560,895 respectively for the same period ended November 30, 2000.

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

We generated negative cash flow from operating activities for the period from inception (April 8, 1998) through November 30, 2001. Investing activities for the period from inception through November 30, 2001 consisted primarily of the purchase of property and equipment.

The timing and amount of our capital requirements will depend on a number of factors, including demand for our products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

ELGRANDE.COM, INC.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other information.

None

Item 6. Exhibits and Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELGRANDE.COM, INC.

By: /s/ Michael F. Holloran

-------------------------------------

Michael F. Holloran

President and Chief Executive Officer

Dated: January 15, 2002

23