Form 10QSB
period 2002-02-28
ELGRANDE COM INC
filed 2002-04-15
CIK 1073362

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly period ended February 28, 2002

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

                                 (604) 689-0808
                           (Issuer's telephone number)


The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

           Class                    February  28,  2002
------------------------------      --------------------

Common stock, $0.001 par value           28,093,323

                               ELGRANDE.COM, INC.

                               TABLE OF CONTENTS


                                                                        Page
PART  I.  FINANCIAL  INFORMATION

ITEM  I - Unaudited  Consolidated  Financial Statements

          Consolidated Balance Sheets as of
          February 28, 2002 (Unaudited)  and  May  31,  2001              3

          Consolidated  Statements  of  Operations
          for  the  Three  Months  and  Nine  Months
          ended  February  28,  2002  and  2001  (Unaudited)              4

          Consolidated  Statements  of  Cash  Flows
          for  the  Three  Months  and  Nine  Months  ended
          February  28,  2002  and  2001(Unaudited)                       5

          Notes  to  Consolidated  Financial  Statements                  7

ITEM  2   Management's  Discussion  and  Analysis  of
          Financial  Condition  and  Results  of  Operations             10

PART II.  OTHER  INFORMATION                                             11

Signatures                                                               12

                               ELGRANDE.COM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                  FEBRUARY 28,     YEAR ENDED
                                                     2002            MAY 31,
                                                  (UNAUDITED)        2001
                                                 --------------  --------------
ASSETS
  CURRENT  ASSETS
    Cash                                         $      14,182   $      47,643
    Payroll tax refund receivable                          -             8,049
    GST tax refundable                                   5,906           1,762
    Prepaid  expenses                                      550           4,523
                                                 --------------  --------------
  TOTAL  CURRENT  ASSETS                                20,638          61,977
PROPERTY  AND  EQUIPMENT
    Computer  hardware                                  99,132          97,972
    Furniture  and  fixtures                            63,227          62,591
    Database  and  software                            546,171         545,645
    Less accumulated depreciation
      and  amortization                               (391,328)       (333,912)
                                                 --------------  --------------
  TOTAL PROPERTY AND EQUIPMENT                         317,201         372,296
                                                 --------------  --------------
OTHER  ASSETS
    Employee  expense  advances                            -            46,093
    Employee receivable, net of
    Allowance                                           57,986          40,720
    Deposits                                            16,345          18,164
                                                 --------------  --------------
TOTAL  OTHER  ASSETS                                    74,331         104,977
                                                 --------------  --------------
TOTAL  ASSETS                                    $     412,170   $     539,250
                                                 ==============  ==============
LIABILITIES & STOCKHOLDERS' EQUITY
  CURRENT  LIABILITIES
    Accounts  payable                            $     439,439   $     598,716
    Accrued  liabilities                                23,951          53,684
    Accrued  interest                                    4,164           3,745
    Debentures  payable                                203,847             -
    Current portion of capital lease                       -             9,852
    Loans payable, related party                        78,147         177,575
                                                 --------------  --------------
TOTAL  CURRENT  LIABILITIES                            749,549         843,572
                                                 --------------  --------------
TOTAL  LIABILITIES                                     749,549         843,572
                                                 --------------  --------------
COMMITMENTS  AND CONTINGENCIES                         165,877             -
STOCKHOLDERS'  EQUITY
    Common stock, 200,000,000 shares authorized,
      $.001 par value; 28,093,323 and 15,927,148
      shares outstanding,  respectively                 28,094          15,927
    Stock  Options  and  warrants                      853,061         781,944
    Additional  paid-in  capital                     5,505,077       4,990,412
    Deficit accumulated during development stage    (6,885,566)     (6,083,874)
    Accumulated other comprehensive income              (3,922)         (8,731)
                                                 --------------  --------------
TOTAL  STOCKHOLDERS'  EQUITY                          (503,256)       (304,322)
                                                 --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     412,170   $     539,250
                                                 ==============  ==============
See  Notes  to  Interim  Financial  Statements
                               ELGRANDE.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)
                     THREE MONTHS   THREE MONTHS    NINE MONTHS   NINE  MONTHS
                     ENDED          ENDED           ENDED         ENDED
                     FEBRUARY 28,   FEBRUARY  28,   FEBRUARY 28,  FEBRUARY  28,
                     2002           2001            2002          2001
                     -------------  -------------  -------------  -------------
REVENUES             $      2,090   $     28,266   $     23,846   $    107,016
COST OF REVENUES           (1,817)       (27,698)       (25,701)      (169,825)
                     -------------  -------------  -------------  -------------
GROSS PROFIT (LOSS)           273            568         (1,855)       (62,809)
                     -------------  -------------  -------------  -------------
EXPENSES
  Bad debt expense          3,893            -           36,271            -
  Consulting  fees        130,782            -          334,040        578,519
  Marketing and
   public relations         3,496          1,723         19,083          1,723
  Legal and
   professional fees          -              -           93,122        538,013
  Office and
    administration         64,237         74,124        181,598        218,621
  Software and
    internet services       3,313          1,315          9,959            -
  Depreciation and
    amortization           18,678         26,952         56,764         13,132
  Database construction
    and maintenance           -              -              -           91,981
                     -------------  -------------  -------------  -------------
TOTAL OPERATING
  EXPENSES                224,399        104,114        730,837      1,441,989
                     -------------  -------------  -------------  -------------
NET LOSS FROM
  OPERATIONS             (224,126)      (103,546)      (732,692)    (1,504,798)
OTHER INCOME AND
  (EXPENSES)
  Interest income              10             65             57            -
  Interest expense         (6,190)        (2,296)       (15,440)        (1,460)
  Financing  expense          -              -          (53,617)           -
                     -------------  -------------  -------------  -------------
TOTAL OTHER INCOME
  (EXPENSE)                (6,180)        (2,231)       (69,000)        (1,460)
NET LOSS BEFORE TAXES    (230,306)      (105,777)      (801,692)    (1,508,413)
  Income  Taxes               -              -              -              -
                     -------------  -------------  -------------  -------------
NET  LOSS                (230,306)      (105,777)      (801,692)    (1,508,413)
OTHER COMPREHENSIVE
  INCOME (LOSS)
  Foreign currency
  translation gain (loss)  (6,792)        (1,361)        4,815           3,840
                     -------------  -------------  -------------  -------------
COMPREHENSIVE LOSS   $   (237,098)  $   (107,138)  $   (796,877)  $ (1,504,573)
                     =============  =============  =============  =============
NET LOSS PER COMMON
  SHARE              $      (0.01)  $      (0.08)  $      (0.05)  $      (0.11)
                     =============  =============  =============  =============
WEIGHTED AVERAGE
 NUMBER OF COMMON STOCK
 SHARES OUTSTANDING    18,314,315      11,367,012     17,182,271     11,148,000
                     =============  =============  =============  =============
See  Notes  to  Interim  Financial  Statements

                               ELGRANDE.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)

                                                 NINE MONTHS     NINE MONTHS
                                                    ENDED           ENDED
                                                 FEBRUARY 28,    FEBRUARY 28,
                                                    2002            2001
                                                --------------  --------------
Cash flows from operating activities:
  Net  loss                                     $    (801,692)  $  (1,508,413)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
     Bad debt expense                                  36,271             -
     Depreciation and amortization                     56,764          93,176
     Services paid by issuance of common stock        192,079         925,356
     Options issued for compensation                      -            33,860
     Options issued for professional services          17,500             -
     Warrants issued for finance expense               53,617             -
   Decrease (increase) in:
     Other  Receivables                                   -             3,844
     Employee  advances                                17,266          10,407
     Other  assets                                      9,697            (461)
   Increase (decrease) in:
     Accounts  payable                                  6,600          21,642
     Accrued  liabilities                             (29,733)          7,592
     Accrued  interest                                    419             -
                                                --------------  --------------
Net cash provided (used) in operating activities     (441,212)       (412,997)
                                                --------------  --------------
Cash  flows  from  investing  activities:
  Purchase  of  property  and  equipment               (1,601)           (590)
  Deposits  paid                                       (6,834)            -
                                                --------------  --------------
Net cash used in investing activities                  (8,435)           (590)
                                                --------------  --------------
Cash flows from financing activities:
  Proceeds from stock transactions                    220,552         277,797
  Payments on leased equipment                         (3,173)         (8,160)
  Proceeds  from  loans                               238,790         128,283
  Repayment  of  loans                                (41,218)            -
                                                --------------  --------------
                                                      414,951         397,920
                                                --------------  --------------
Net  increase  in cash                                (34,696)        (15,667)
Foreign  currency  translation  gain                    1,417             -
Cash,  beginning  of  period                           47,461          32,385
                                                --------------  --------------
Cash,  end  of period                           $      14,182   $      16,718
                                                ==============  ==============









See  Notes  to  Interim  Financial  Statements

                               ELGRANDE.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)

                                                 NINE MONTHS     NINE MONTHS
                                                    ENDED           ENDED
                                                 FEBRUARY 28,    FEBRUARY 28,
                                                    2002            2001
                                                --------------  --------------

SUPPLEMENTAL  DISCLOSURES:

  Cash paid for interest and income taxes:
    Interest                                    $         -     $         896
                                                ==============  ==============
    Income  taxes                               $         -     $         -
                                                ==============  ==============

NON-CASH INVESTING AND FINANCING ACTIVITIES

  Warrants  issued  for  financing  fees        $      53,617   $         -
  Stock issued for notes payable, related
    party                                       $     114,200   $      44,897
  Services paid by issuance of stock and
    Options                                     $     209,579   $     959,079
  Options  issued  for  compensation            $         -     $      33,860
  Debt  converted  to  stock                    $         -     $     161,965
  Lease satisfied by forfeiture of deposit       $       6,679   $         -































See  Notes  to  Interim  Financial  Statements

                               ELGRANDE.COM, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002

The reviewed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

For further information refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2001.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At February 28, 2002 the Company has a working capital deficit of $728,911, an accumulated deficit of $6,889,488 and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Continuation of the Company is dependent on achieving sufficiently profitable operations and obtaining additional financing. Management has and is continuing to raise additional capital from various sources and has developed a new business plan and website, shopengine.net. Shopengine.net competes the arts and handcrafts sector. There can be no assurances that the Company will be successful in raising additional capital. The financial statements do not include any adjustment relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Mariusz Girt resigned as Officer and Director effective February 5, 2002 and Randal Palach resigned as Director effective February 8, 2002.

NOTE  1  -  COMMON  STOCK  AND  WARRANTS
----------------------------------------

During the nine months ended February 28, 2002, the Company issued 1,072,343 warrants as consideration for financing fees valued at $53,617, exercisable at an average of $0.78 per common share.

For the nine months ended February 28, 2002 the Company issued 6,080,526 shares of common stock for cash of $220,552, debt of $114,200 was converted to 2,993,809 shares of common stock and 3,091,840 shares of common stock were issued for services valued at $192,079.

                               ELGRANDE.COM, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002

NOTE  2  -  STOCK  OPTIONS
--------------------------

During the nine months ended February 28, 2002, the Company issued 350,000 stock options for professional services with a fair market value of $17,500.

The  following  is  a  summary  of  stock  option  activity:

                               Number of Shares  Weighted Average Exercise Price
                               ----------------  -------------------------------
Outstanding at 5-31-00               1,935,000   $         0.82
     Granted                         2,582,556             0.45
     Exercised                        (777,000)            0.45
     Forfeited                        (465,556)            0.45
                               ----------------  -------------------------------
Outstanding at 5-31-01               3,275,000             0.63
     Granted                           350,000             0.10
                               ----------------  -------------------------------
Outstanding at 2-28-02               3,625,000   $         0.61
                               ================  ===============================
Options exercisable at 2-28-02       3,625,000   $        0.61
                               ================  ===============================
Weighted average fair value
  of options granted during 2002                    $     0.05
                                                 ===============

NOTE  3  -  COMMITMENTS  AND  CONTINGENCIES
-------------------------------------------

Lease  Commitments
------------------
The  Company  leases   office  space  in  Vancouver,  B.C.,  Canada   from  Make
Technologies Inc. for base rent of $1,550 per month. The lease is effective from January 1, 2002 to July 31, 2006. The terms of the lease required the Company to give the lessor a $6,834 refundable security deposit.

Future minimum rental commitments under the operating lease are as follows at February 28, 2002:

                                 Year  Ending:
                                 -------------
                                  May 31, 2002     $ 3,098
                                  May 31, 2003     $22,162
                                  May 31, 2004     $22,877
                                  May 31, 2005     $22,877
                                  May 31, 2006     $22,877

The Company is in negotiations with Perich and Partners, a vendor for which $165,877 is currently booked in accounts payable, to settle the account. This amount has been reclassed to Commitments and Contingencies. Negotiations expect to be complete in the last quarter.

                               ELGRANDE.COM, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002

NOTE  4  -  NOTES  AND  DEBENTURES  PAYABLE
--------------------------------------------

Short-term  Notes
-----------------
During  the  nine  months  ended  February  28, 2002, the CEO loaned the Company
$23,652  to  fund  continuing  operations.

Debentures
----------
During the nine months ended February 28, 2002, the Company issued 12%, subordinated convertible debentures for total of $203,847. The debentures mature on various dates beginning January 1, 2002 through February 1, 2003 and pay simple interest quarterly beginning April 1, 2001. The debentures are convertible to common stock at a conversion price equal to the average closing bid price for the five trading days immediately prior to the conversion date.

NOTE  5  -  SUBSEQUENT  EVENTS
-------------------------------

The Company has successfully negotiated with Perich and Partners to settle the account outstanding. It has been agreed that the account will be settled for a total of $40,000, with payment to be made in combination of cash and equity.

                               ELGRANDE.COM, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Plan  of  Operation
-------------------

Quarter  ended  February  28,  2002  Compared to Quarter Ended February 28, 2001
--------------------------------------------------------------------------------

RESULTS  OF  OPERATIONS

As a result of the major review undertaken by us a new business plan was developed. The plan is being executed through our Shopengine.net web site. We have permanently closed the Elgrande.com web site since the loss of revenue suffered as a result of the closure does not in any way affect us. The closure in fact means a reduction in resources needed to fund operating overheads and it means that no further losses form sales will occur.

The decision by new management to close the Elgrande.com web site was based on management's assessment of the ongoing viability of the web site. Due to the competitive nature and aggressive pricing strategies engaged to sell books and music on the internet, virtually all items on the site were sold at a loss. As we had already determined that we would focus our efforts on the art and handcrafts sector and did not wish to compete in the books and music sector it was determined that we could reduce our losses by shutting our Elgrande.com website down.

There are revenues of $2,090 for the quarter ended February 28, 2002, representing sale of merchandise through Shopengine.net, versus $28,266 as at February 28, 2001, representing sale of merchandise through Elgrande.com.
However, for the quarter ended February 28, 2002, our gross profit is $273, versus a gross loss of $1,855 for the same period ended February 28, 2001.

COMPARISON  OF  THE  QUARTER  ENDED  FEBRUARY  28,  2002  AND  2001

A summary of expenses for the quarter ended February 28, 2002 compared to the same period in 2001 is as follows:

                                             2002          2001
                                         ------------  ------------

     Consulting                             130,782           -
     Marketing  and  public  relations        3,496         1,723
     Software  and  internet  fees            3,313         1,315
     Administration,  legal  and other       68,130        74,124
     Depreciation and  amortization          18,678        26,952
                                         ------------  ------------
                                            224,399       104,114
                                         ============  ============

Software costs include database development costs incurred of $3,313 in the quarter ended February 28, 2002. Administration costs include payroll costs of $31,296 and office expenses, including professional fees, of $36,834 for the quarter ended February 28, 2002, compared to $32,369 and $41,755 respectively for the same period ended February 28, 2001.

The Company budgeted its cash requirements in order to develop the web based contact management system, and the central database that holds product data. To date, costs have been within the established budget. The Shopengine.net site was activated in December, 2001.

                               ELGRANDE.COM, INC.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since our inception, we have financed our operations through the proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we have raised approximately $5 million from the sale of common stock and have borrowed approximately $280,000 from investors and shareholders. Funds from these sources have been used as working capital to fund the on-going development of the Shopengine.net website.

We generated negative cash flow from operating activities for the period from inception (April 8, 1998) through February 28, 2002. Investing activities for the period from inception through February 28, 2002 consisted primarily of the purchase of property and equipment.

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

                                   ELGRANDE.COM,  INC.

By:     /s/  Michael  F.  Holloran
 -------------------------------------
Michael  F.  Holloran
President  and  Chief  Executive  Officer


Dated:     April  12,  2002