Form 10KSB
period 2002-05-31
ELGRANDE COM INC
filed 2002-08-29
CIK 1073362

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[x]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE  SECURITIES

                              EXCHANGE ACT OF 1934

     For  the  fiscal  year  ended  May  31,  2002

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

1132  Hamilton  Street,  Suite  302,  Vancouver,  B.C.,  Canada     V6B2S2

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

The  issuer  had  revenues  of  $22,060 for the fiscal year ended May 31, 2002.

As  of  August  26, 2002, the aggregate market value of the Common Stock held by non-affiliates (based upon the last reported price on the bid-ask average on the

OTC  Bulletin  Board)  on  August  21,  2002 was approximately $888,076.  As  of

August  26,  2002,  there  were  29,602,525 shares  of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                               See exhibit table.


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


                                ELGRANDE.COM INC.

                                   FORM 10KSB

                         Fiscal year ended May 31, 2002

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL  INTRODUCTION

     Elgrande.com,  Inc.  ("Elgrande",  the  "Company",  "we"  or  "us")  is  an

e-commerce  company.  Our sole business is  Shopengine.net,  a web site  that is aimed  at  consolidating  the global marketplace for quality art and handcrafted goods  ("ShopEngine").  We  started  operations  in 1998 selling books, CDs  and videos  through  our elgrande.com web site, but have recently discontinued those operations. ShopEngine  is in the early start-up stage of  its  business;  sales have  only  recently  started and are still limited.  Due to its start-up status our market exposure is  extremely limited and our  customer base is still in the infant  stage.  As a consequence, we  continue  to operate  at a  loss  and  are completely dependant on access to funding to  maintain  current  operations.

ShopEngineTM  is  an  electronic  storefront, back office, virtual warehouse and network information management system that captures the features and benefits of both destination e-commerce web sites and search engines. In a bricks and mortar analogy,  ShopEngineTM  is  a  store  specializing  in quality art and artisanal products  on  a  very  busy  street.  ShopEngineTM provides our suppliers with a storefront  for  display,  merchandizing  for  customer  appeal, shelf space for products,  convenient  and  secure  payment  options,  international customs and duties  logistics  and  home  delivery  at  competitive  prices.

Customers  can  make  purchases  from  a  wide  selection  of  quality  art  and handcrafted  items from around the world. ShopEngineTM is also a sector specific search  engine  that  allows customers to rapidly browse the entire ShopEngineTM inventory according to specific search criteria and link to associated sites for more  detailed  information.

The  art  and  handcrafted goods sector is a market niche that management  feels is ideally suited to web based commerce. North American sales in this sector are in the billions of dollars annually  (Craft Report  dated April 2001).  Sales in

Europe and Japan are equally impressive. There is unique product appeal,  and  a demonstrated  capacity  for  international supply and sales. In addition,  items in  this category are ideally suited for  sale over  the web, as they  typically command  a  high  margin, are not purchased based on  comparison shopping  price point,  and  are not sensitive to overnight timing of delivery.  Currently, this sector is fragmented and not well represented on the internet.  Together,  these factors  provide  an opportunity for the ShopEngineTM business model.

ShopEngineTM  lists  each  partner's  catalogue of product images and associated data. As a result, all information related to each supplier, e.g. product images and  descriptions,  general  information  about the supplier and their products,

etc.  is  resident  within  ShopEngineTM.  This  allows  for rapid and effective searching  within  the  ShopEngineTM database. As a result, ShopEngineTM is much more  than  just  an  electronic catalogue of products. Suppliers can administer their  product  catalogue  remotely  allowing  for rapid adjustments in content,

pricing  and  supporting  information.


                                ELGRANDE.COM INC.

                                   FORM 10KSB

                         Fiscal year ended May 31, 2002

Customers querying major search engines will find ShopEngineTM returning on  the first  page,  thanks  to a  bundled  marketing  program.  Artists  and  artisans partnering with ShopEngineTM achieve  high  visibility,  and  thus a  compelling marketing  advantage  over  their  competitors.  All  products  offered  through

ShopEngineTM  are pre-screened for quality, and our transportation and logistics partnership  with  FedEx  assures  industry  leading shipping  and  landed  cost

information  at  the  time  of  purchase  and   cost competitive  and  efficient

transportation.

The  ShopEngineTM  business  model  does not require that we finance or directly handle inventory. The ShopEngineTM shipping and logistics partnership with FedEx allows us to purchase "ex-works", and ship directly to the customer at favorable contracted  shipping  rates.

The next stage of our plan involves a wholesale  division  of ShopEngine,  which will offer a business-to-business  solution that can build export  opportunities without the typical challenges of international business.

We intend to establish a network of sales professionals between  our offices  in

Europe and North America, who will market  select products  to retailers  across the USA and Canada  through  traditional  sales  channels such  as trade  shows,

catalogues and direct sales  visits.  We will  use the  ShopEngine  platform  to provide a comprehensive web-based  reorder  system that  maximizes  just-in-time inventory levels, and use our relationship with FedEx Trade Networks to  provide an all-inclusive  brokerage and  shipping  solution  that will  consolidate  all aspects of international delivery, and allow retailers  to put  new products  on their shelves at competitive prices.

TECHNOLOGY  IMPLEMENTATION

ShopEngine is being implemented using a combination of proprietary technologies,

and  through  the  use  of   commercially   available  licensed  software.   The

architecture enables us to handle tens of  thousands of  different  artisans and millions of product SKUs in multi-supplier catalogues.  We currently own  all of the hardware and a substantial percentage of the software and software  licenses required for implementation of the ShopEngineTM system.  Limited capital is required for asset purchase or lease.

The  entire  infrastructure  is hosted at a third party data center connected to our  corporate office through a high-speed network.  The data center, and all of

ShopEngine's  system  hardware,  is  connected to back-up generators to maintain uninterrupted  electrical service, and to the Internet through multiple Internet

service  providers  to  avoid   connectivity  problems.   We  maintain  multiple

clustered  high-speed  routers,  multiple  clustered  load  balancing  hardware,

multiple  web  servers  and  multiple  application  and  database  servers.


                                ELGRANDE.COM INC.

                                   FORM 10KSB

                         Fiscal year ended May 31, 2002

SHOPENGINE

There  are  seven  key  features that we believe make ShopEngineTM an attractive opportunity  for our partner artists and artisans and our customers. They are as follows.

1.     ShopEngineTM  provides  what  we  consider  a  superior bundled marketing program  to  ensure  product  visibility  and  feedback on customer preferences.

2.     ShopEngineTM  enhances  the  presentation  and  market appeal of products through  a  merchandizing program that combines market place demand with feature showcase  presentations  of  selected  products.

3.     ShopEngineTM  offers  one  of  the  most  cost  effective full e-commerce solutions  in  the  marketplace,  and allows artists and artisans to retain full control  over  their  identity,  and  products.

4.     ShopEngineTM  has partnered with FedEx to offer industry leading shipping logistics,  including  landed  cost  calculations  at  the time of purchase, and preferred  international  shipping  rates.

5.     ShopEngineTM  provides  a search capability that allows buyers to quickly and  effortlessly  preview all items within the ShopEngineTM database by type of product,  region,  price  range  or  supplier.

6.     ShopEngineTM  suppliers are offered a range of tools that can be combined into  a  customized  package  of services including online catalogue management,

printable  catalogue technology, inventory tracking, messaging, enquiry handling and  order  status  handling.

7.     ShopEngineTM  provides  customers with an extensive selection of products and  a  quality  assurance  program  designed  to  provide a high standard of product  quality  and  a  uniform  code  of  practice.

POTENTIAL  MARKETS

As  part  of  a  multi-pronged  strategy aimed at systematically introducing our

Shopengine.net  technology  platform  to  numerous  segments  of  the commercial market, we have initially targeted the worldwide market for crafts, giftware and decorative  accessories.  This multibillion sector is  recognized as one  of the most pre-eminent target market for Shopengine.net based on the industry's highly fragmented  nature,  limited  capacity for focused advertising or market  access

and   historically  high   profit   margins.   This   category  will   initially

include: furniture, carvings, fabrics, paintings, metal works and jewelry. These items  will  be sourced from artisans in North America and selected countries in

Asia,  South  America,  Africa  and the EU. Simultaneous presence within the key global  markets will make the ShopEngineTM platform more attractive by virtue of increased  access  to  suppliers  and  buyers.


                                ELGRANDE.COM INC.

                                   FORM 10KSB

                         Fiscal year ended May 31, 2002

SHIPPING AND LOGISTICS

The  ability  to  provide  accurate landed cost pricing at the time of purchase,

shipment  tracking,  insurance,  the  option  to  provide  customs clearance and pre-payment  of  duties,  and  cost  effective transportation for both large and small  orders  are  key  competitive  advantages and important components of the

ShopEngineTM  value  proposition.

Refused  shipments  because of surprise customs duties and unexpected surcharges and  taxes  account  for  a  significant volume of returned goods in traditional international  catalogue and Internet sales companies. The technology to provide accurate on-line tools to calculate import charges in addition to transportation cost  are  just  now  becoming  available  through  a  limited  number of global

carriers.  ShopEngineTM  recognizes  the  value  of  providing   customers  with

comprehensive  shipping  and logistics data at the time of purchase to assist in the  purchasing  decision.  The  need for this level of on-line data support was identified  early  on  as  a key requirement of the ShopEngineTM business model.

Expedited shipping by air express meets the need for rapid delivery of typically small  orders  at  the consumer level. This is the highest cost delivery option.

Consolidated  airfreight  is  a  more  relaxed  consumer  level  delivery option designed  to accommodate delivery on a time frame of typically 1 to 2 weeks. Sea and  land  container  shipment  is the option that provides the lowest delivered cost per pound and is most appropriate for international destinations where time of delivery is not a factor. Container shipments could be either whole container in  the  case  of  large  wholesale  orders  of  bulky items e.g. furniture from

Indonesia,  or  consolidated  container shipments of smaller wholesale orders or one of consumer orders where air freight is prohibitively expensive e.g. ceramic tableware  from  France.

Selection  of  our  shipping partner followed a three-step process. We initially undertook  an  extensive  review  of  potential  global  shipping partners. This resulted  in  a short list of three companies: DHL, UPS and FedEx. UPS Logistics

Group  were  engaged  to  review  our  shipping and logistics needs and design a shipping  and  logistics  plan  to address our shipping needs as outlined above.

Based on the recommended shipping and logistics requirements, further review led to the selection of FedEx as our preferred partner (http://www.fedex.com).

Shipping  and  its  associated  logistics support are the only components of the

ShopEngineTM  platform  that  have  been  outsourced.

IMPLEMENTATION  STRATEGY

The  following  table  shows  gross  revenues  from  sales on our  web  site  in each  month  of  our  last  fiscal  year.

         Jun'01    July       Aug.       Sept.     Oct.      Nov.       Dec.

         -------   -------    --------   --------  --------  --------   --------

Sales      6,108     8,014       7,627          2      (141)      193         79

         Jan.'02   Feb.      Mar.       Apr.      May

         -------   -------   --------   -------   --------

Sales         91     1,929        -         334        352


                                ELGRANDE.COM INC.

                                   FORM 10KSB

                         Fiscal year ended May 31, 2002

FINANCIAL  PICTURE

Through both our Elgrande.com and shopengine.net web sites,  in the fiscal  year ended May 31, 2002, we generated gross revenue of $22,060.  This was through the sale of books, golf equipment and CDs  in the first part of the fiscal year, and later through the sale of art and craft items from our shopengine.net  web site.

The  corresponding  cost  of  sales  was  $23,794  for  a  net  loss  on  retail operations of $1,734 in our  fiscal year  ended May  31,  2002.  We  expected  a loss on sales as a consequence  of a deliberate decision  to  offer  merchandise through the Elgrande.com web site at  a  deeper  discount  than  our  e-commerce

competitors.   This  was  done  in  order  to  develop   market  share  and   to

establish a  customer  base.  We later  terminated the  site in order  to reduce losses and to focus our efforts on the shopengine.net web site.

As  a   consequence   of   ongoing   ShopEngineTM   software   development   and

supplier  marketing  plus  operation  of  the  Elgrande.com  site, as at May 31,

2002, the Company's liabilities exceeded its assets by $1,072,089.  As a result,

there  is  a  significant  risk  that   without  continued  access  to  adequate

development  funds,  we  may be  forced to cease our business operations  due to insufficient  cash  flow or to actions that could be taken by one or more of our creditors.

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

Risks Factors Associated with the Company

WE HAVE ONLY A LIMITED  OPERATING  HISTORY

We  were  founded in April 1998 and began operating our Elgrande.com web site on

June  2,  1999.  That  web  site  was  subsequently  terminated.  We  opened the

Shopengine.net  web  site  in  November  of 2001. Accordingly, we have a limited operating  history on which to base an evaluation of our business and prospects.

Our  prospects  must  be  considered  in  light  of  the  risks,   expenses  and

difficulties  frequently  encountered  by  companies  in  their  early  stage of development,  particularly companies in new and rapidly evolving markets such as online  commerce.

To  address  these risks, we must, among other things, increase our supplier and customer  base,  implement  and  successfully execute our business and marketing strategy,  continue  to  develop  and  upgrade  our technology  and transaction-

processing  systems,  provide  superior  customer  service and order fulfilment,

respond  to  competitive   developments,  and   attract,  retain   and  motivate

qualified  personnel.  There  can  be  no  assurance  that we will be successful in  addressing  such  risks,  and  the failure  to do so  could have a  material adverse  effect  on  our business, prospects, financial condition and results of operations.


                                ELGRANDE.COM INC.

                                   FORM 10KSB

                         Fiscal year ended May 31, 2002

Through  the  early  stages  of  development and until the ShopEngineTM is fully deployed,  expenses  will  exceed  revenues  generated. We expect to use funding options  to  offset  operating  losses. If such net proceeds, together with cash generated  by  operations,  are insufficient to fund future operating losses, we will  be required to raise additional funds. There can be no assurance that such financing  will be available in amounts or on terms acceptable to us, if at all.

OUR FUTURE REVENUES ARE UNPREDICTABLE

As  a  result  of  our  limited operating history and the emerging nature of the markets  in which we compete, we are unable to accurately forecast its revenues.

Our current and future expense levels are based largely on our investment plans.

Operating  results  will, to a large measure, depend on the volume and timing of orders  the  ability  to  support orders and our ability to expand the number of suppliers  and  sites  using  the  ShopEngine  system.  We will be substantially dependent  on  raising  equity  capital  for the foreseeable future and, without access  to  additional  equity  capital,  we  may  be  forced  to cease business operations.

OUR SYSTEMS MAY FAIL

Our  success largely depends on the efficient and uninterrupted operation of our computer  and  communications  hardware  systems. Our systems and operations are

vulnerable   to   damage  or   interruption   from  fire,   flood,  power  loss,

telecommunications  failure,  break-ins,  earthquake  and  similar  events.

We  do  not  presently  have  redundant  systems  and  do  not  carry   business

interruption  insurance to compensate for losses that may occur as a consequence of  complete  system  failure.  Despite  the  implementation of network security measures,  our  servers are vulnerable to computer viruses, electronic break-ins and  similar disruptions, which could lead to interruptions, delays, and loss of data  or  the temporary inability to accept and fulfil orders. The occurrence of any of the foregoing risks could have a material adverse effect on our business,

prospects,  financial  condition  and  results  of  operations.

MANAGEMENT  OF  FUTURE OPERATIONS

There  can  be  no  assurance  that  our current and planned personnel, systems,

procedures  and  controls  will  be adequate to support our future operations or that  management  will  be  able  to  hire,  train,  retain, motivate and manage required  personnel.

WE ARE SUBJECT TO RISKS  OF  INTERNATIONAL  BUSINESS

There  are  inherent  risks  of  conducting  business  internationally. Language barriers,  foreign  laws  and  customs  and  duties  issues all have a potential negative  effect  on  our  ability to transact business with citizens of foreign countries.  We  may  be  subject  to  the  jurisdiction of the government and/or private litigants in foreign countries where we transact business, and we may be forced  to  expend funds to contest legal matters in those countries in disputes with  those  governments  or  with  customers  or  suppliers.


                                ELGRANDE.COM INC.

                                   FORM 10KSB

                         Fiscal year ended May 31, 2002

RISK  FACTORS  ASSOCIATED  WITH  THE  INDUSTRY

WE ARE SUBJECT TO ONLINE  COMMERCE  SECURITY  RISKS

A  significant  barrier  to  online  commerce  and  communications is the secure transmission  of  confidential  information  over  public  networks.  We rely on encryption  and authentication technology licensed from third parties to provide the  security  and  authentication  necessary  to  effect secure transmission of confidential  information, such as customer credit card numbers. There can be no assurance  that advances in computer capability; new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach  of  the  algorithms  used  by  us  to protect customer transaction data.

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

WE DEPEND ON  THE CONTINUED  GROWTH  OF  INTERNET AND ONLINE  COMMERCE

Our  future revenues and any future profits are substantially dependent upon the widespread  acceptance  and  use of the Internet and other online services as an effective medium of commerce. Rapid growth surrounding the Internet, the web and online  services  is  a  recent  phenomenon.  There  can  be  no  assurance that acceptance and use will continue to develop or that a sufficiently broad base of customers  will  continue  to  use  the  Internet and other online services as a medium  of  commerce.

In  addition,  the  Internet  and other online services may not be accepted as a viable  commercial  marketplace  for  a number of reasons, including potentially inadequate  development  of  the  necessary  network  infrastructure  or delayed development of enabling technologies and performance improvements. Changes in or insufficient availability of telecommunications services to support the Internet or  other  online  services  also  could  result  in  slower  response times and adversely  affect  usage  of  the  Internet  and  other  online  services.

Our  business, prospects, financial condition and results of operations would be materially  adversely  affected  if:

*    Use  of the Internet and other online services does not continue to grow or grows  more  slowly  than  expected;

*    Infrastructure  for  the  Internet  and  other  online  services  does  not effectively  support  growth  that  may  occur;

*    The  Internet and other online services does not become a viable commercial marketplace.

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


                                ELGRANDE.COM INC.

                                   FORM 10KSB

                         Fiscal year ended May 31, 2002

COMPETITION

There  are  many  small  web  sites  operated  by  artisans, galleries and local retailers. Most are limited in content and are not e-commerce enabled. There are also  several  sites  offering  "fine art", either by direct sale or by auction.

However, these sites are also limited in scope and consumer appeal, and cater to a  narrow  audience. The organized web-based competition is also limited, to our knowledge, to only three parties we consider competitors to us - Onenest, Eziba,

and  Novica  -  all  are U.S.-based, and all destination-shopping sites. Summary descriptions  of  Onenest,  Eziba,  and  Novica  are  presented  as  follows.

     ONENEST     www.onenest.com

New  York-based  and  debuted  last year, OneNest has 400 businesses and several thousand  items  from  approximately  30  countries  on  the  site.

     EZIBA          www.eziba.com

Eziba  launched  November 9, 1999, offering a selection of authentic handcrafted items  created  by  artisans  from  around  the  world.  The  product offering -

available  through  an  online  catalog  and  themed auctions - ranges from home furnishings,  accessories  and  apparel,  to  art and artifacts, gifts and toys.

Eziba's  average  order  is  $120.

     NOVICA     www.novica.com

Based  in  Los Angeles, Novica brings the hand-made works of artisans around the globe  to  consumers. Its goal is  to improve the economic prospects of isolated artists  in  some  of  the  world's  poorest  pockets.

Novica  employs  132  people  in  10  countries. They work directly with artists through  their  regional  offices.

There  can  be no assurance that we will be able to compete successfully against current  and  future  competitors,  and  competitive  pressures  on our business could  have a material  adverse  effect  on  our  business, prospects, financial condition  and results  of  operations.  Further,  as  a  strategic  response to changes in the competitive  environment, we may  from time to time make  certain pricing,  service  or marketing  decisions  or  acquisitions that  could  have a material adverse  effect on  our  business, prospects,  financial condition  and

results  of  operations.   New technologies  and   the  expansion   of  existing

technologies  may  increase the competitive  pressures  on  us.

INTERNATIONAL

Elgrande has established a European subsidiary and an office in Germany  that we believe will be  instrumental  in giving  ShopEngine  exposure  to the  European market.

The  European  subsidiary,   Elgrande AG,  has  built   the  capacity  for   the

distribution of European goods  into North America  as a result of  building out the shipping logistics program in affiliation with FedEx.  We intend to  rapidly expand  our  capability  in  this  sector to  become  a  market  leader  in  the international  sale  and  distribution of  artware in the  wholesale and  e-tail arenas.


                                ELGRANDE.COM INC.

                                   FORM 10KSB

                         Fiscal year ended May 31, 2002

The  model was based on research that indicated that an opportunity existed due to the  costs  of  opening  foreign  markets  and  related shipping and customs issues. Additionally, as internet sales rapidly expand,  consumer  expectations of security and functionality have made effective e-tailing a sophisticated and costly  enterprise.  Elgrande's  opening  lies  in  the  mass customization  of international shipping and import logistics support, combined  with traditional wholesale distribution and e-tail sales.

We are in a position to begin to engage the platform that could  be  replicated in virtually any industry, making it worthwhile for small businesses to partner with  us rather than build their own international distribution infrastructure.

Our target companies are large enough to have manufacturing capacity, but small enough  that international shipping and import clearance are obstacles to their overseas growth.

RESEARCH  AND  DEVELOPMENT  EXPENDITURES

We  have   spent   $150   during our fiscal year ended May 31, 2002, and $7,461

during  the  preceding  fiscal   year   ended   May    31,  2001,  on  research

and development.

EMPLOYEES

We  currently  have  five  employees, consisting of finance  and administrative

staff,  and  technical  staff,   and   five   consultants,  consisting  of  our

executive  team  and  three marketing consultants.  We plan to hire  additional employees, particularly  marketing experts, to assist in the development of our wholesale program.

ITEM  2.     PROPERTIES

Our executive headquarters  is  located  at  1132  Hamilton  Street, Suite 302,

Vancouver, B.C.  We have entered into a lease for our premises of approximately

2,200  square  feet, with a term commencing January 1, 2002 and  expiring  July

31, 2006.  The lease provides for a base rent of $1,550 per month.  Pursuant to the  lease, we are also responsible for additional rents for building operating costs.  We believe that the premises are adequately insured.

ITEM  3.     LEGAL  PROCEEDINGS

We are  not  currently  involved  in  any  litigation,  nor  do  we know of any threatened  litigation  against  us  that would have a material effect  on  our financial condition.  In May, 2002, we settled litigation initiated by Perich &

Partners against us for a cash payment  of  $10,000  and  461,538 shares of our common stock.  We plan to make the cash payment to Perich &  Partners  pursuant to this settlement agreement shortly.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  STOCKHOLDERS

None.


                                ELGRANDE.COM INC.

                                   FORM 10KSB

                         Fiscal year ended May 31, 2002

PART  II

ITEM  5.     MARKET  FOR  THE  REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER

MATTERS

Our Common Stock has traded on the OTC Bulletin Board since October 5, 1999. Our

trading   symbol   is  “EGND”.   Over-the-counter  market   quotations   reflect

inter-dealer  prices,  without  retail mark-up, mark-down or commissions and may not  represent  actual  transactions. The following sets forth the range of high and  low  bid information for the quarterly periods indicated as reported by the

National  Quotation  Bureau:

                                          BID

                               --------------------------

                                    LOW          HIGH

                               ------------  ------------

1999

----

Fourth  Quarter                    $0.57        $7.00

2000

----

First  Quarter                     $0.94        $5.00

Second  Quarter                    $0.51        $2.31

Third  Quarter                     $0.45        $0.75

Fourth  Quarter                    $0.14        $0.50

2001

----

First  Quarter                     $0.11        $0.33

Second  Quarter                    $0.05        $0.15

Third  Quarter                     $0.04        $0.12

Fourth Quarter                     $0.04        $0.13

2002

----

First  Quarter                     $0.03        $0.11

Second  Quarter                    $0.03        $0.09

Third  Quarter                     $0.02        $0.04

  (through August 26, 2002)


                                ELGRANDE.COM INC.

                                   FORM 10KSB

                         Fiscal year ended May 31, 2002

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

     The following table sets forth information with respect to our common stock issued  and  available  to  be  issued  under  outstanding options, warrants and rights.

                      a                  b                  c

Plan category         Number of          Weighted-average   Number of

                      securities to be   exercise price of  securities

                      issued upon        outstanding        remaining

                      exercise of        options, warrants  available for

                      outstanding        and rights         future issuance

                      options, warrants                     under equity

                      and rights                            compensation plans

--------------------  -----------------  -----------------  ------------------

Equity                       NA                  NA                NA

compensation plans

approved by

security holders

--------------------  -----------------  -----------------  ------------------

Equity                   7,263,415            $0.05              1,736,585

compensation plans

not approved by

security holders

--------------------  -----------------  -----------------  ------------------

Total                    7,263,415            $0.05              1,736,585

HOLDERS

As  of  August 26,  2002,  the  number of holders of record  of shares of common stock,  excluding  the  number of beneficial owners whose securities are held in street  name,  was  approximately  165.

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


                                ELGRANDE.COM INC.

                                   FORM 10KSB

                         Fiscal year ended May 31, 2002

                                                                   Number of

                                                                   Shares

                                                   Purchase or     Purchased

                                                   Exercise Price  Purchasable    Expiration

                                      Type of      (USD            Upon Exercise  Date(WTS) or

Name                   Date of Issue  Security     Per Share)      or Conversion  Due date(DEB)

---------------------  -------------  -----------  --------------  -------------  ------------

Region  South               8/00         Stock            0.50         40,000

Y.Okamura                   8/00         Stock            0.50         40,000

Y.Okamura                   8/00         Stock            0.50          3,000

Dale  Parr                  8/00         Stock            0.50         20,000

T.Okamura                   8/00         Stock            0.50         16,000

Dale  Jones                 8/00         Stock            0.50          4,000

G.Okamura                   8/00         Stock            0.50         37,000

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

D.  Glausen                 11/00        Stock            0.28         600,000

R.  McNeilly                11/00        Stock            1.00          44,942

Toro  Corp.                 11/00        Stock            0.44         215,727

Stan  Jackson               12/00        Warrants         0.25         120,000    Dec 31, 2003

T. Simons                   12/00        Warrants         0.25         120,000    Dec 31, 2003

M.  Holloran                 2/01        Warrants         0.20         115,000    Feb 28, 2003

D.  Rose                     3/01        Warrants         0.16          25,156    Mar 15, 2003

S.  Jackson                  3/01        Warrants         0.16         156,250    Mar 15, 2003

W.M.  Houck                  5/01        Stock            0.08         250,000

T.  Simons                   5/01        Stock            0.08       1,250,000

D.  Rose                     5/01        Warrant          0.01          37,500    May  4, 2003

C. Goddard                   8/01        Stock            0.05         400,000

M. Holloran            8/01-10/01        Stock            0.03       2,180,352

P. Morford             8/01-10/01        Stock            0.03       2,180,352

R. Isaac                     7/01        Stock            0.05         180,556

C. Murphy                   10/01        Stock            0.03         244,186

T. Simons                   11/01        Stock            0.036      2,777,778

S. Jackson                  11/01        Stock            0.045      1,111,111

M. Morford                   2/02        Stock            0.026        357,692

D. Martin                    3/02        Stock            0.07         750,000

M. Morford                   4/02        Stock            0.06          66,666

C. van Musscher              5/02        Stock            0.04         250,000

D. Martin                    5/02        Stock            0.07         250,000

E. & S. Perich               5/02        Stock            0.065        461,538

T.  Simons                  12/00        Debenture  (1)              1,000,000     Dec, 2002

S.  Jackson                  1/01        Debenture                   1,000,000     Jan, 2003

M.  Holloran                 2/01        Debenture                   1,000,000     Feb, 2003

S.  Jackson                  3/01        Debenture                   1,250,000     Mar, 2003

R.  Isaac                    3/01        Debenture                     315,200     Mar, 2003

C.  Murphy                   3/01        Debenture                     157,600     Mar, 2003

D.  Rose                     3/01        Debenture                     175,000     Mar, 2003

D.  Rose                     5/01        Debenture                   1,022,300     May, 2003

V. Davidson                  2/02        Debenture                   1,750,000     Feb, 2003

M. Holloran                  3/02        Debenture                     932,000     Mar, 2003

(1) Stock equivalent upon debenture conversion as at closing price on August 9,

    2002 ($0.02).


                                ELGRANDE.COM INC.

                                   FORM 10KSB

                         Fiscal year ended May 31, 2002

ITEM  6.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

FINANCIAL CONDITION

In  1999  we  raised  approximately  $1.69  million and proceeded to spend it on corporate  development  and branding of the Elgrande.com web site and pursuit of the  original  business plan which focused on the sale of products that included books,  CDs,  videos  and  DVDs.

In   fiscal   2001  we raised $300,000. During that time our management changed and it  became apparent  to  new  management  that  the  business model was not

viable.   We  could   not   generate   enough   income   from sales  to  become

profitable.  Principal among  the  reasons  was  that  all  products  were sold at  a  loss  and because that sector  is such a price competitive arena already

dominated  by  some   very   large   industry  players.   Because  revenue  was

insufficient to fund operations,  all  through   2001 funds were raised to meet

operating  overheads.   We enjoyed sales in the  amount  of  $137,722  but  our

operating costs were much  higher  and  therefore the revenue was inadequate to support us.  We realized in 2000/2001 that  it  was possible to generate sales,

but that sales of books, CD's, etc.,  could never  generate  enough  income  to offset  costs.  We determined that we had  to  refocus  our  business  plan and effectively  utilize  our  assets or shut down.  We have refocused the business and developed a new business model and have continued  to support our corporate development through the sale  of  equity under rule  144. Additionally, we have

incurred  some  debt  in the amount of  $120,000  in  raising   funds   through

convertible  debentures.

As a result of the major review undertaken by us a new business plan and revenue model were developed. That plan is being executed through the Shopengine.net web site.  We  have  permanently  closed the Elgrande.com web site since the loss of revenue  suffered  as  a result of the closure does not in any way affect us. In fact,  the  closure  means  a  reduction  in  resources needed to fund operating overheads and it means that no further losses from sales will occur.

The  decision  by new management to close the Elgrande.com web site was based on management's  assessment  of  the  ongoing viability of the web site. Due to the competitive  nature  and aggressive pricing strategies engaged to sell books and music on the Internet virtually all items on the site were sold at a loss. As we had already determined that we would focus our efforts on the art and handcrafts sector  and  did  not  wish  to  compete  in  the  books and music sector it was determined  that we could reduce our losses by shutting our Elgrande.com website down.  Management  was  of  the  view  that  achieving  sales  at  all costs was meaningless,  especially  when  cost  of  sales  exceed the revenues from sales.

However, we had concurrently been developing a very detailed  business plan  for

ShopEngine,  built on a  conventional  business  model.  This plan was  launched under the Shopengine.net name in advance of closing the Elgrande.com site.


                                ELGRANDE.COM INC.

                                   FORM 10KSB

                         Fiscal year ended May 31, 2002

RESULTS  OF  OPERATIONS FOR 2002 AND 2001

COMPARISON  OF  THE  YEAR  ENDED  MAY  31,  2002  AND  2001

There  are  revenues  of  $24,525 for the year ended May 31, 2002, representing

sale  of merchandise, versus   $137,722  as  at  May  31,  2001.   The  Company

activated its shopengine.net web site in December 2001.

Sales have  declined  over  the  period.  This is accounted for by two reasons.

The decline in discount  we  offered   on   the   price  of  books  sold on the

Elgrande.com web site prior to  closure of the site.  In 2000, we offered up to a  45% discount to the stated  retail  price  of books. Consumers, using  price comparison  software were driven  to  the  Elgrande  site  to  make  purchases.

By 2001 we had  reduced  our discount  to  15%  of  the stated retail price. In the fiscal year ended May  31,  2002,  we  shut  the site down as the discounts offered in order to attract buyers meant that the  offering  prices  for  books sold  on  the  site  were below our replacement cost. Therefore as the discount

was  reduced  the  corresponding   volume   of   sales also reduced.  Secondly,

sales from the shopengine.net website which was activated in December 2001 have been slow for start up reasons.

A summary of expenses for the year ended May 2002 compared to the same period in

2001  is  as  follows:

                                                  2002          2001

                                               ------------  -----------

          Consulting                               552,247      462,627

          Marketing  and  public  relations         84,167        6,892

          Software  and  internet  fees             13,648        9,805

          Administration,  legal  and  other       475,704      856,520

          Depreciation  and  amortization          140,887      144,696

                                               ------------  -----------

                                                  1,266,653   1,480,540

                                               ------------  -----------

CHANGES IN FINANCIAL CONDITION

We  have  experienced  some major changes in financial condition, largely due to the  decision  of  new  management  regarding  the ongoing viability of existing operations  at  that  time. Significant changes that warrant discussion include:

MARKETING EXPENSES

We incurred approximately $77,275 more in 2002 in costs for  purposes of  public relations.

SOFTWARE AND INTERNET FEES

Software and Internet Fees increased by approximately  $3,800 as  the result  of the co-location of the company’s  servers at an  off-site  facility.  Up to  the first quarter of the fiscal year,  the company had  hosted the  servers in house and a lower cost.  Co-locating the servers  at an off-site facility provides the

company  internet  connection,   redundant  power  supply  as  well as  physical

security.


                                ELGRANDE.COM INC.

                                   FORM 10KSB

                         Fiscal year ended May 31, 2002

OFFICE AND ADMINISTRATION

We  had  a  bad  debt write off of $84,167 this fiscal year representing monies owed by former consultants  who  used  corporate  funds  for personal expenses.

Also, in the year, we incurred approximately $3,100 in printing  and stationery expenses relating to our new corporate plan.

LEGAL AND PROFESSIONAL FEES

This figure dropped substantially by about $450,000 in 2002 due to  a number of

reasons.   We  had  incurred  approximately  $26,000 in legal expenses in  2001 primarily for research and applications related  to  trademark registrations in

North  America  and  internationally.  In 2002, we suspended  all  applications

given the new direction  of  the  company.   Additionally, in 2001, we incurred

approximately $471,000  in `Other Fees' in the  valuation  of shares issued for services  rendered  in  the  area  of  market  support and continuing  business development.

SALARIES

Salaries dropped by $31,000 as a result of continuing streamlining of our staff numbers.

TRAVEL AND ENTERTAINMENT

Travel and Entertainment decreased by $14,931 due  to  the expenses incurred in

2001  for  our  promotional efforts abroad.  This has since  been  scaled  down substantially.

LIQUIDITY  AND  CAPITAL  RESOURCES

TRENDS  LIKELY  TO  HAVE  A  MATERIAL  IMPACT ON OUR LIQUIDITY SHORT & LONG TERM

The  addition  of  product  to  the web site. The assumptions made by management regarding  the  value ShopEngine  offers to artists has been borne out by actual operating results. ShopEngine  is well ahead of its goals regarding the addition of  product  to  the  ShopEngine  site. This trend is important both in terms of proving  out  some  of  management's  assumptions but also because more products assists  in  the  potential  to  generate  sales.

UNCERTAINTIES  LIKELY  TO  HAVE  A MATERIAL IMPACT ON OUR LIQUIDITY SHORT & LONG

TERM

Depending  on  the  market  conditions,  uncertainties  or  fluctuations in  the marketplace may have an impact on liquidity which cannot  be quantified  at this stage.

INTERNAL  AND  EXTERNAL  SOURCES  OF  LIQUIDITY

We  have  no assets to sell to create short or long term liquidity. Therefore we are  dependant  on  external  sources  of  funding  to  maintain  liquidity.

We  have  no  material  commitments requiring capital expenditures. There are no contracts  with  third  parties  that  require  funds.

TRENDS, EVENTS OR UNCERTAINTIES THAT HAVE HAD OR THAT ARE REASONABLY EXPECTED TO

HAVE  A  MATERIAL  IMPACT  ON  NET  SALES  OR REVENUES OR INCOME FROM CONTINUING

OPERATIONS

As  revenues  are low at this point the only known uncertainty that could affect sales  and  revenues  would  be  if  we  had  insufficient  capital  to continue operations. Other trends that may affect net sales, revenue and income are based on  our  recent  experience since the launch of the ShopEngine site.  The growth in  our  number  or artists and gateways are each expanding rapidly. Our bundled marketing  program  is expected to have a positive impact on traffic to our site and  ultimately  the  number of sales and revenue derived from sales.


                                ELGRANDE.COM INC.

                                   FORM 10KSB

                         Fiscal year ended May 31, 2002

There  are  no  significant  elements  of  income  or  loss  arising  outside of continuing  operations.

Changes  that  were  material  during  the  period  include the  closure of  the

elgrande.com web site in December 2001.

There are no known seasonal aspects that have a material effect on the financial condition  or  results  of  operations.

Since  our  inception, we have financed our operations through the proceeds from the  issuance  of  equity  and  debt  securities and loans from shareholders and others.  To  date,  we  have  raised  approximately  $5 million from the sale of common  stock  and  have  borrowed  approximately  $474,271  from  investors and shareholders.  Funds  from  these  sources  have been used as working capital to fund  the  on-going  development  of  the  Elgrande  and  ShopEngine  websites.

We  generated  negative  cash flow from operating activities for the period from inception  (April 8, 1998) through May 31, 2002.  We realized negative cash flow from  operating  activities  for  the  year  ended  May  31, 2002, of ($770,549)

compared to negative cash from operating activities  of ($575,901) for  the year ended  May 31, 2001.  Investing activities for the period from inception through

May  31,  2002  consisted  primarily  of the purchase of property and  equipment and  the  soft  costs  associated  with the  development  of the  shopengine.net website.

The  timing  and  amount  of our capital requirements will depend on a number of factors,  including demand for our products and services and the availability of

opportunities  for  international  expansion   through  affiliations  and  other

business  relationships.

Our  financing  activities for the year ended May 31, 2002, provided a net total of $744,122.  Cash at the end of that period was $9,459.  As of August 21, 2002,

we  had  cash  of  $3,200.

ITEM  7.     FINANCIAL  STATEMENTS

Financial  statements  of the Company meeting the requirements of Regulation S-B are  filed  on  the  succeeding  pages  as  listed  below:


                                ELGRANDE.COM INC.

                                   FORM 10KSB

                         Fiscal year ended May 31, 2002

                                ELGRANDE.COM INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002

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

INDEPENDENT  AUDITOR'S  REPORT                                                1

FINANCIAL  STATEMENTS

     Consolidated  Balance  Sheets                                            2

     Consolidated  Statements  of  Operations  and Comprehensive Loss         3

     Consolidated  Statement  of  Stockholders' Equity (Deficit)              4

     Consolidated  Statements  of  Cash  Flows                                5

NOTES  TO  FINANCIAL  STATEMENTS                                              6


Board of Directors

Elgrande.com Inc.

302-1132 Hamilton Street

Vancouver, British Columbia

Canada V6B 2S2

                         Independent Auditor's Report

We  have  audited  the accompanying consolidated balance sheets of Elgrande.com

Inc. as of May 31, 2002  and  2001  and  the related consolidated statements of operations  and  comprehensive  loss,  cash  flows,  and  stockholders'  equity

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

31, 2002, and 2001 and the results of its operations and its cash flows for the years then ended, in conformity  with  accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

August 16, 2002


ELGRANDE.COM  INC.

CONSOLIDATED  BALANCE  SHEETS

                                                 May  31,           May  31,

                                                   2001              2000

                                               --------------  ---------------

ASSETS

CURRENT ASSETS

       Cash                                    $       9,428   $       47,643

       Payroll tax refund receivable                     -              8,049

       GST tax refundable                              7,858            1,762

       Prepaid expenses                                  -              4,523

                                               --------------  ---------------

                TOTAL CURRENT ASSETS                  17,286           61,977

                                               --------------  ---------------

PROPERTY AND

EQUIPMENT

       Computer hardware                              97,972           97,972

       Furniture and fixtures                         62,591           62,591

       Database and software                         545,645          545,645

       Less accumulated depreciation and

         amortization                               (470,135)        (333,912)

                                               --------------  ---------------

                TOTAL PROPERTY AND EQUIPMENT         236,073          372,296

                                               --------------  ---------------

OTHER ASSETS

       Employee expense advances                      17,585           46,093

       Employee receivable, net of allowance             -             40,720

       Deposits                                       11,448           18,164

                                               --------------  ---------------

                TOTAL OTHER ASSETS                    29,033          104,977

                                               --------------  ---------------

       TOTAL ASSETS                            $     282,392   $      539,250

                                               ==============  ===============

The accompanying notes are an integral part of these financial statements.


ELGRANDE.COM  INC.

CONSOLIDATED  BALANCE  SHEETS

                                                 May  31,           May  31,

                                                   2001              2000

                                               --------------  ---------------

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

       Accounts payable                        $     409,969   $      598,716

       Accrued liabilities                           150,408           53,684

       Accrued interest                                  232            4,790

       Debentures                                    136,811          128,215

       Loans payable                                 283,686           48,315

       Debentures and loans payable, related

         parties                                     108,269              -

       Capital lease obligations payable                 -              9,852

                                               --------------  ---------------

                TOTAL CURRENT LIABILITIES          1,089,375          843,572

                                               --------------  ---------------

       TOTAL LIABILITIES                           1,089,375          843,572

                                               --------------  ---------------

COMMITMENTS AND CONTINGENCIES                         10,000              -

STOCKHOLDERS' EQUITY (DEFICIT)

       Common stock, 200,000,000 shares

         authorized, $.001 par value;

         29,580,253 and 15,927,148 shares

         issued and outstanding, respectively         29,580           15,927

       Stock options and warrants                    708,244          635,951

       Additional paid-in capital                  5,617,820        5,009,247

       Subscriptions- receivable

       Accumulated deficit                        (7,169,907)      (5,956,716)

       Accumulated other comprehensive

         income (loss)                                (2,720)          (8,731)

                                               --------------  ---------------

       TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)         (816,983)        (304,322)

                                               --------------  ---------------

       TOTAL LIABILITIES AND STOCKHOLDERS’

         EQUITY (DEFICIT)                      $     282,392   $      539,250

                                               ==============  ===============

The accompanying notes are an integral part of these financial statements.


ELGRANDE.COM  INC.

CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE  LOSS

                                                Year  Ended      Year  Ended

                                                  May  31,         May  31,

                                                    2002            2001

                                               --------------  ---------------

REVENUES

     Product sales                             $      21,625   $       137,722

     Commissions                                         435               -

                                               --------------  ---------------

                                                      22,060          137,722

                                               --------------  ---------------

COST OF REVENUES                                      23,794          198,983

                                               --------------  ---------------

GROSS PROFIT (LOSS)                                   (1,734)         (61,261)

                                               --------------  ---------------

EXPENSES

     Consulting fees                                 552,247          462,627

     Depreciation and amortization                   140,887          144,696

     Salaries                                        133,495          164,494

     Legal and professional fees                     165,322          598,896

     Bad debts                                        86,813              -

     Marketing and public relations                   84,167            6,892

     Office and administration                        26,222            6,667

     Rent                                             37,684           37,132

     Travel and entertainment                         14,642           29,573

     Software and internet services                   13,648            9,805

     Communication                                    11,376           12,297

     Database construction and maintenance               150            7,461

                                               --------------  ---------------

         TOTAL OPERATING EXPENSES                  1,266,653        1,480,540

                                               --------------  ---------------

LOSS FROM OPERATIONS                              (1,268,387)      (1,541,801)

                                               --------------  ---------------

OTHER INCOME (EXPENSE)

     Debt forgiveness                                128,185              -

     Loss on impairment of assets                        -            (30,000)

     Interest income                                      63              244

     Interest expense                                (73,052)         (37,676)

                                               --------------  ---------------

         TOTAL OTHER INCOME (EXPENSE)                 55,196          (67,432)

                                               --------------  ---------------

NET LOSS                                          (1,213,191)      (1,609,233)

                                               --------------  ---------------

OTHER COMPREHENSIVE

INCOME

    Foreign currency translation gain                  6,011           11,091

                                               --------------  ---------------

COMPREHENSIVE LOSS                             $  (1,207,180)  $   (1,598,142)

                                               ==============  ===============

BASIC AND DILUTED NET LOSS PER COMMON SHARE    $       (0.05)  $        (0.12)

                                               ==============  ===============

WEIGHTED AVERAGE NUMBER OF COMMON STOCK

  SHARES OUTSTANDING, BASIC AND DILUTED           22,974,717       13,907,286

                                               ==============  ===============

The accompanying notes are an integral part of these financial statements.


ELGRANDE.COM  INC.

CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY  (DEFICIT)

                                                                                        Accum-

                                                                                         ulated       Total

                              Common Stock                     Stock                    Other         Stock-

                         -----------------------  Additional   Options     Accum-       Compre-        holders

                         Number                   Paid-in      &            ulated       hensive       Equity

                         Of Shares    Amount      Capital      Warrants    Deficit      Income(Loss)  (Deficit)

                         -----------  ----------  -----------  ----------  -----------  ------------  ----------

Balance, May 31, 2000     12,295,479  $  12,295   $ 3,857,300  $  354,950  $(4,347,483) $   (19,822)  $(142,760)

Issuance of common stock

for cash at an average

of $0.05 per share         1,887,000      1,887       309,613         -            -            -       311,500

Common stock options

exercised for cash of

$41,050 and services at

$0.36 per share              640,000       640        291,310     (14,400)         -            -       277,550

Options exercised at an

average of $0.44 per

share for cash of $137,

and accrued compensation     137,000       137         58,910     (58,910)         -            -           137

Stock issued for debt at

$0.28 per share              600,000       600        167,400         -            -            -       168,000

Options issued for

consulting fees                  -         -              -       393,600          -            -       393,600

Stock issued for debt at

$1.00 per share               67,000        67         66,933         -            -            -        67,000

Stock issued for debt at an

average of $0.63 per share   300,669       301        183,292         -            -            -       183,593

Options expired                  -         -           74,489     (74,489)         -            -           -

Options issued as

compensation                     -          -             -        35,200          -            -        35,200

Loss for the year

ending May 31, 2001              -          -             -           -     (1,609,233)         -    (1,609,233)

Foreign currency

translation gain (loss)         -           -             -           -            -         11,091       11,091

                         -----------  ----------  -----------  ----------  -----------  ------------  ----------

Balance, May 31, 2001    15,927,148      15,927     5,009,247     635,951   (5,956,716)      (8,731)   (304,322)

Issuance of common

stock for services

at an average of $0.06

per share                 3,444,427       3,444       225,850         -            -            -       229,294

Issuance of common stock

for cash at $0.04 per

share                     9,498,693       9,499       338,526         -            -            -       348,025

Warrants issued for

financing                       -           -             -        53,617          -            -        53,617

Stock issued for debt

at an average of

$0.04 per share             709,985         710        44,197         -            -            -        44,907

Options issued for services     -           -             -        18,676          -            -        18,676

Loss for the year ended

May 31, 2002                    -           -             -           -     (1,213,191)         -    (1,213,191)

Foreign currency

translation gain                -           -             -           -            -          6,011       6,011

                         -----------  ----------  -----------  ----------  -----------  ------------  ----------

Balance, May 31, 2002    29,580,253      29,580     5,617,820     708,244   (7,169,907)      (2,720)   (816,983)

                         ===========  ==========  ===========  ==========  ===========  ============  ==========

The accompanying notes are an integral part of these financial statements.


ELGRANDE.COM  INC.

CONSOLIDATED  STATEMENT  OF  CASH  FLOWS

                                                Year  Ended      Year  Ended

                                                  May  31,         May  31,

                                                    2002            2001

                                               --------------  ---------------

Cash flows from operating activities:

Net loss                                       $  (1,213,191)  $   (1,609,233)

Adjustments to reconcile net loss to

  net cash used by operating activities:

    Loss on impaired assets                              -             30,000

    Services paid by issuance of common stock

      and options                                    246,794          777,899

    Options issued for compensation                    1,176           35,200

    Interest paid with stock                             -             23,730

    Warrants issued for financing fees                53,617              -

    Allowance for bad debt                            86,813           40,720

    Depreciation and amortization                    140,887          144,696

    Forgiveness of debt                             (128,185)             -

  Increase in:

    Employee advance receivable                          -            (40,111)

    Other assets                                      (1,109)          (9,785)

    Accrued liabilities                               96,724           22,460

    Accounts payable                                 (60,562)          (1,304)

    Commitments and contingencies                     10,000              -

  Decrease in:

    Accrued interest                                  (3,513)           4,790

    Deposits                                             -             11,458

                                               --------------  ---------------

Net cash used in operating activities               (770,549)        (569,480)

                                               --------------  ---------------

Cash flows from investing activities:

  Payments on capital lease                           (9,852)          (9,573)

  Purchase of property and equipment                  (4,663)              68

  Refund of deposit on leased property                 6,716              -

                                               --------------  ---------------

Net cash used in investing activities                 (7,799)          (9,505)

                                               --------------  ---------------

Cash flows from financing activities:

  Proceeds from loans                                416,097          231,674

  Repayment of loans                                 (20,000)             -

  Issuance of stock                                  348,025          352,687

                                               --------------  ---------------

Net cash provided by financing activities            744,122          584,361

                                               --------------  ---------------

Net increase (decrease) in cash                      (34,226)           5,376

                                               --------------  ---------------

Foreign currency translation gain (loss)              (4,019)           9,882

Cash, beginning of period                             47,673           32,385

                                               --------------  ---------------

Cash, end of period                            $       9,428   $       47,643

                                               ==============  ===============

The accompanying notes are an integral part of these financial statements.


ELGRANDE.COM  INC.

CONSOLIDATED  STATEMENT  OF  CASH  FLOWS

                                                Year  Ended      Year  Ended

                                                  May  31,         May  31,

                                                    2002            2001

                                               --------------  ---------------

SUPPLEMENTAL DISCLOSURES:

  Cash paid for interest and income taxes:

    Interest                                   $         -     $          -

    Income taxes                               $         -     $          -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Stock issued for notes payable, related

    party                                      $         -     $       30,000

  Stock issued for interest expense            $         -     $       23,730

  Options issued for compensation              $       1,176   $       35,200

  Debt converted to stock                      $      44,907   $      364,862

  Services paid by issuance of stock and

    options                                    $     246,794   $      777,899

  Warrants issued for financing fees           $      53,617   $          -


                              ELGRANDE.COM INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                 MAY 31, 2002

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Elgrande.com   Inc.,  formerly  Intellicom  Internet  Corp  (hereinafter,  "the

Company"), was incorporated  in  April  1998  under  the  laws  of the State of

Nevada.   Through  the  year  ended  May  31,  2001,  the Company was primarily involved  in developing and marketing internet applications,  specifically  for

books, software,  audio  and video media, and computer games.   During the year

ended May 31, 2002, the Company  changed  its  focus  and  now is operating the

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

As  shown  in  the  accompanying  financial  statements,  the  Company  has  an

accumulated deficit of $7,169,907 at May 31, 2002.   As  of  May  31, 2002, the

Company's current liabilities exceeded its current assets by $1,072,089.  These circumstances  raise substantial doubt about the Company's ability to  continue

as a going concern.   The  Company  is  currently implementing its new business

plan  which  will,  if  successful,  mitigate  these  factors.   The  financial

statements do not include any adjustments  relating  to  the recoverability and classification  of  recorded  assets,  or  the  amounts  and classification  of liabilities that might be necessary in the event the Company cannot continue in existence.


                               ELGRANDE.COM INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                 MAY 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern (Continued)

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

Earnings per Share

The  Company has adopted Statement of Financial Accounting Standards  Statement

(SFAS) No. 128, Earnings Per Share.  Basic loss per share is computed using the weighted  average  number  of  common shares outstanding.  Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock

equivalents would be antidilutive.   As  of  May  31,  2002,  the  Company  had

convertible debt of $528,766, which is included in notes payable and considered to be antidilutive.

Cash and Cash Equivalents

For  purposes  of the Statement of Cash Flows, the Company considers all short-

term debt securities  purchased  with  a maturity of three months or less to be cash equivalents.

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


                               ELGRANDE.COM INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                 MAY 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Provision for Taxes (continued)

At May  31,  2002,  the  Company  had  net  deferred  tax assets of $1,300,000,

principally  arising  from  net  operating loss carryforwards  for  income  tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize  the  benefit  of  the  net deferred tax asset,  a  valuation  allowance  equal to the net deferred tax asset  has  been established at May 31, 2002.

At   May  31,  2002,  the  Company has  net  operating  loss  carryforwards  of approximately $5,700,000, which  expire  in  the  years 2019 through 2021.  The

Company  recognized  approximately  $301,000 and $812,000  of  losses  for  the issuance of common stock, options and  warrants  for services in 2001 and 2002,

which were not deductible for tax purposes.

Reclassification

Certain amounts from prior periods have been reclassified  to  conform  to  the current  period presentation.  This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

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


                               ELGRANDE.COM INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                 MAY 31, 2002

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

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees

Statement  of  Financial  Accounting  Standards No. 123, "Accounting for Stock-

Based Compensation", defines a fair value-based  method of accounting for stock options and other equity instruments.  The Company  has  adopted  this  method,

which  measures  compensation  costs  based  on the estimated fair value of the award and recognizes that cost over the service period.

Revenue and Cost Recognition

During the year ended May 31, 2002, the Company  changed  its focus from direct selling  of  merchandise  to that of being an agent for multiple  international artisans.  As such, its policy  for  revenue  recognition  has  been revised to recognize its status as an agent for these artisans.  As an agent,  the Company recognizes its commissions when earned.  Commissions are earned by the  Company when an order is placed on its website, as immediate payment by credit card  is

required.   Notification  to an artisan is immediate and acknowledgement of the order is required within two days.  Shipment of an item from the artisan to the purchaser is required within  15  days,  and at that time, payment is sent from the Company to the artisan for the full amount  less  the  commission retained,

which ranges from 15% to 20% of the purchase price.

During the year ended May 31, 2001 and for a portion of the  year ended May 31,

2002, revenues and costs were recognized at the time of sale of  the  Company's products.  The  Company  recognized  revenue  for  product  sales,  net  of any promotional  gift certificates, when the products were shipped and title passed

to customers.   Outbound  shipping charges were included in net sales collected by the Company.  The Company  provided  an  allowance  of  $0 for sales returns based on historical experience.

Cost  of  sales consisted of the purchase price of products sold,  inbound  and outbound shipping charges, packaging supplies and costs associated with service

revenues and  marketplace  business.   The  Company's sole provider for May 31,

2001 invoiced costs of the Company's products to the Company periodically.  See

Note 9.


                               ELGRANDE.COM INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                 MAY 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards  Board  issued  Statement  of

Financial  Accounting Standards No. 145, "Rescission of FASB Statements No. 44,

and 64, Amendment  of  FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements.  FASB No.

4, which required all gains  and  losses  from the extinguishment of debt to be aggregated  and,  if material, classified as  an  extraordinary  item,  net  of related tax effect  was rescinded, and as a result, FASB 64, which amended FASB

4, was rescinded as it  was  no  longer necessary.  FASB 145 amended FASB 13 to eliminate an inconsistency between  the  required accounting for sale-leaseback transaction and the required accounting for  certain  lease  modifications that

have   economic  effects  that  are  similar  to  sale-leaseback  transactions.

Management has not yet determined the effects of adopting this Statement on the financial  position  or  results of operations, except for the need to classify debt extinguishments previously reported as ordinary income.

In October 2001, the Financial  Accounting  Standards Board issued Statement of

Financial  Accounting  Standards No. 144, "Accounting  for  the  Impairment  or

Disposal of Long-Lived Assets"  (SFAS  No.  144).   SFAS 144 replaces SFAS 121,

"Accounting for the Impairment of Long-Lived Assets and  for  Long-Lived Assets

to  Be  Disposed Of."  This new standard establishes a single accounting  model for long-lived  assets  to  be  disposed  of  by  sale,  including discontinued

operations.  Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell,  whether reported

in  continuing  operations  or  discontinued  operations.   This  statement  is

effective  beginning  for  fiscal  years after December 15, 2001, with  earlier application encouraged.  The Company adopted SFAS 144 and does not believe that the adoption will have a material impact  on  the  financial  statements of the

Company at May 31, 2002.

In October 2001, the Financial Accounting Standards Board issued  Statement  of

Financial  Accounting  Standards  No.  143,  "Accounting  for  Asset Retirement

Obligations"  (SFAS No. 143).  SFAS No. 143 establishes guidelines  related  to the retirement  of tangible long-lived assets of the Company and the associated

retirement costs.   This  statement requires that the fair value of a liability for an asset retirement obligation  be  recognized in the period in which it is incurred if a reasonable estimate of fair  value  can  be made.  The associated asset retirement costs are capitalized as part of the carrying  amount  of  the long-lived assets.  This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application

encouraged.   The  Company  adopted  SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at May 31, 2002.


                               ELGRANDE.COM INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                 MAY 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2001, the FASB issued SFAS No.  141,  "Business  Combinations" and SFAS

No. 142, "Goodwill and Other Intangible Assets". SFAS No.  141 provides for the elimination  of  the  pooling-of-interests  method of accounting  for  business combinations with an acquisition date of July  1,  2001  or later. SFAS No. 142 prohibits  the  amortization  of  goodwill  and  other intangible  assets  with indefinite lives and requires periodic reassessment  of the underlying value of such  assets  for  impairment.  SFAS  No.  142 is effective  for  fiscal  years beginning  after  December 15, 2001. An early  adoption  provision  exists  for

companies with fiscal  years  beginning  after  March  15,  2001.   The Company

adopted  SFAS No. 142.  The Company is currently evaluating the impact  of  the transitional provisions of the statement.

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


                               ELGRANDE.COM INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                 MAY 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Instruments (Continued)

Historically, the Company has not entered  into  derivatives contracts to hedge existing risks or for speculative purposes.

At May 31, 2002, the Company has not engaged in any  transactions that would be considered derivative instruments or hedging activities.

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

Depreciation and amortization expense,  related  to  property and equipment for the years ended May 31, 2002 and 2001, were $31,758  and $19,594, respectively.

NOTE 4 - INTANGIBLE ASSETS

The  Company adopted SOP 98-1 as amplified by EITF 00-2,  "Accounting  for  Web

Site  Development  costs."   In  accordance  with  the  adoption,  the  Company

capitalized  $545,645  in  web site development costs, which is the contractual cost of data base software purchased from an independent software supplier.  No portion of this software was  internally  developed and, accordingly, there are no internal costs associated with this software  which were charged to research and development.  Consistent with SOP 98-1, the costs  of  this  software-which was  purchased solely for internal use and will not be marketed externally-have been capitalized.  Capitalized  costs  are amortized on the straight line basis over five years.  Amortization expense for the year ended May 31, 2002 and 2001 was $109,129 and $125,102, respectively.


                               ELGRANDE.COM INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                 MAY 31, 2002

NOTE 5 - COMMON STOCK AND WARRANTS

During the year ended May 31, 2002, the  Company  issued  9,498,693  shares  of common  stock  at  $0.04  per  share,  709,985  shares  for debt at $44,907 and

3,444,427 shares for services valued at $229,294.  No warrants  were  issued or exercised during the period ending May 31, 2002.

During  the  year ended May 31, 2002, all stock issued for other than cash  was valued at the fair market value of the stock at the date of grant.

During the year  ended  May  31,  2002,  the debenture holders renegotiated the terms of the debentures and the Company issued  the  holders 1,072,343 warrants with  a  value of $53,617 as financing fees.  The fair value  of  each  warrant issued is  estimated  on  the  issue  date using the Black-Scholes Option Price

Calculation.  The following assumptions  were  made  in  estimating fair value:

risk  free  interest  rate  of  5%, volatility ranges from 160%  to  319%,  and expected life is 5 years.

During the year ended May 31, 2001,  the  Company  issued  for  cash  1,887,000 shares  of  common  stock  for $311,500 and 600,000 shares of common stock  for

services valued at $168,000.   In the same twelve month period 67,000 of common

stock were issued to satisfy debt  in  the amount of $67,000 and 300,669 shares of  common  stock  were  issued  to satisfy debt  in  the  amount  of  183,593.

Additionally, 640,000 options were  exercised  for cash of $41,050 and services valued  at  $228,850  of  which $14,400 were previously  recorded  and  137,000 options were  exercised for cash of $137 and accrued compensation of $60,280.

During the year ended May 31,  2000,  common stock shares were issued for cash,

services and debt conversion.  The following  common  stock  shares were issued for cash: 346,333 shares were issued for $0.97 to $5.00 per share  for  a total of  $945,000;  additionally  the  Company received $800,000 in cash for 500,000 shares of common stock with 1,000,000  warrants attached.  The stock was valued at $1.28 per share and the warrants at an average value of $0.16 per warrant.

Additionally,  during the year ended May  31,  2000,  48,718  shares  of  stock

(25,000  from  options)  were  issued  for  $60,898  in  services,  which  were

previously recorded  in  accounts  payable.   Additionally,  138,000 shares for

$92,583 in database expenses, 5,000 shares for $15,000 of accounts  payable and

48,198 shares as settlement for a $44,777 capital lease obligation were issued.

On November 11, 1999, the Company issued  120,430 shares  of  its common  stock to repay a $112,000 loan.  The shares were issued at $0.93 per share, the value at the time  of  grant.  In  March  2000,  the  Company issued 75,000  warrants for professional  services.  Each warrant is exercisable  for  5 years  with  a

price  of  $1.87.   The  fair value of each warrant granted is estimated on the grant date using the  Black-Scholes  Option  Price  Calculation.  The following assumptions were made in estimating fair value:  the risk-free interest rate is

5%, volatility is 30%, and the expected life of the warrants is five years. The fair market value  of these  warrants of $89,250 was  recorded as  professional fees pursuant to Financial Accounting Standard No. 123.


                               ELGRANDE.COM INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                 MAY 31, 2002

NOTE 5 - COMMON STOCK AND WARRANTS (CONTINUED)

At May 31, 1999, the Company's  third  stock  offering  was  over-subscribed by

$112,000 and at November 30, 1998 the Company's second stock offering was over-

subscribed  by  $90,000.  These amounts were recorded on the Company's  balance

sheets  as  a  current  liability.   The  overage  of  $90,000  was  repaid  to

subscribers  in December  1998.   The  overage  of  $112,000  was  subsequently

converted to a  loan  which  was  then  satisfied with 120,430 shares of common stock on November 11, 1999.  The shares were issued at the fair market value of the stock on November 11, 1999.

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

Calculation.  As of May 31, 2002, none of the warrants have been exercised.

NOTE 6-STOCK OPTIONS

During the year ended  May  31,  2002, the Company issued 380,000 stock options

for professional services valued at  $18,676.   The  fair  value of the options

issued  was estimated using the Black Scholes Option Price Calculator  assuming risk free  interest  of  5%,  volatility ranging from 160% to 319%, a term of 5 years and an equity price of $0.05.  Of the 380,000 options, 350,000 are vested

at 60% at May 31, 2002 and the  remaining  40%  vest  at  May  31,  2003.   The

remaining  30,000 options are vested 50% at May 31, 2003 with the remaining 50%

vested on May 31, 2004.

During the year  ended  May  31, 2001, the board of directors granted 2,582,556

options in exchange for compensation  and  consulting  services.   The  Company

valued  these  services  at  $791,545.   The  options  have an average value of

approximately $0.31 per share.  Of the options granted,  777,000 were exercised and 465,556 expired.

The fair value of each option granted is estimated on the  grant date using the

Black-Scholes Option Price Calculation.  The following assumptions were made in estimating  fair value:  risk-free interest rates of 6% and 7%,  volatility  is

30%, and expected lives of three to five years.


                               ELGRANDE.COM INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                 MAY 31, 2002

NOTE 6-STOCK OPTIONS (CONTINUED)

During the year ended May 31, 2000, the Company's board of directors authorized the exercise  of  options  to acquire 135,000 common stock shares for $1.00 per share.

The Company has adopted the Elgrande.com Inc. 1998 Directors and Officers stock option plan and the Elgrande.com Inc. 1999 stock option plan and the 2001 stock option plan.  These plans allow  the  Company  to  distribute  up  to 9,000,000

shares  of  common  stock.   Options  issued  under the 1999 plan increased  to

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

The fair value of each option granted is  estimated on the grant date using the

Black-Scholes Option Price Calculation.  The following assumptions were made in estimating fair value: risk-free interest rate  is  5%,  volatility is 50%, and expected life is 5 years.

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

The fair value of each option granted was estimated on the grant date using the

Black-Scholes Option Price Calculation.  The following assumptions were made to estimate fair value:  the risk-free interest rate is 5%, volatility is 50%, and the expected life of the options is five years.


                               ELGRANDE.COM INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                 MAY 31, 2002

NOTE 6-STOCK OPTIONS (CONTINUED)

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

                                                         Weighted Average

                                       Number of Shares  Exercise Price

                                       ----------------  ----------------

Outstanding at 5-31-00                       1,935,000   $          0.82

  Granted                                    2,582,556              0.33

  Exercised                                   (777,000)             0.45

  Forfeited                                   (465,556)             0.45

                                       ----------------  ----------------

Outstanding at 5-31-01                       3,275,000              0.63

  Granted                                      380,000              0.10

                                       ----------------  ----------------

Outstanding at 05-31-02                      3,655,000   $          0.61

                                       ================  ================

Options exercisable at 05-31-02              3,643,000   $          0.61

                                       ================  ================

Weighted average fair value of

  options granted during 2002          $          0.05

                                       ================

NOTE 7 - RELATED PARTIES

During the year ended May 31, 2002 two of the  Company's  officers loaned funds to  the Company in the net amount of $69,629.  They also purchased  convertible debentures  under  the  same  terms  as  third-party investors in the amount of

$38,640.  See Note 10.

Certain consultants who received common stock under the Company's non-qualified stock option plan are related to the Company's  directors and stockholders.  Of the 850,000 shares issued to consultants in 1999, 187,500 shares were issued to family members of directors who provided services to the Company.  See Note 6.

During the years ending May 31, 2002 and 2001, the  Company  paid  its officers and directors $224,279 and $90,117, respectively, in consulting fees.

At May 31, 2002, the Company was owed $83,992 from former employees for the use of  the  Company  credit cards for personal expenses.  Although the Company  is making efforts to collect  this amount, management has recorded an allowance of

$83,992 against this receivable, which is the amount due from a former employee who has relocated to another country.


                               ELGRANDE.COM INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                 MAY 31, 2002

NOTE 7 - RELATED PARTIES (CONTINUED)

In the quarter ended November  30, 2001, Vikki Olson, the sister-in-law of Paul

Morford, the Company's Secretary and Chief Operating Officer, was contracted by

the Company in its marketing department.   Kim  Cassar-Torregiani,  the wife of

Paul Morford, was contracted by the Company as its Director of Marketing,  from

November 1, 2001.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The   Company  leases  office  space  in  Vancouver,  B.C.,  Canada  from  Make

Technologies, Inc. for $2,925 per month. The lease is effective from January 1,

2002 to July 31, 2006.  The terms of the lease required the Company to give the lessor a $4,770 refundable security deposit.

Future minimum rental commitments  under  the operating lease are as follows at

May 31, 2002:

Year Ending:

May 31, 2003  $   22,162

May 31, 2004  $   22,877

May 31, 2005  $   22,877

May 31, 2006  $   22,877

The Company leases telephone equipment under  a capital lease expiring June 23,

2002.   Depreciation  of  the  asset  is  included in  the  Company's  recorded depreciation expense.

During the year ended May 31, 2002, the Company  exercised its rights under the capital  lease to purchase the equipment, by applying  its  deposit  under  the lease to the  amounts  due, thereby eliminating any further liability under the capital lease.

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


                               ELGRANDE.COM INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                 MAY 31, 2002

NOTE 9 - CONCENTRATION OF CREDIT RISK

Cash

The Company maintains cash balances at two banks.  Accounts at each institution are  insured  by  the Canadian Depository Insurance up to $60,000  in  Canadian

funds.  At November 30, 2001, no accounts exceeded this limit.

Economic Dependency

During the six months  ended May 31, 2001, and during the fiscal year ended May

31, 2002, until the change  in the Company's focus,  the Company purchased 100%

of its product line from one supplier.

NOTE 10 - NOTES AND DEBENTURES PAYABLE

Short-term Notes

During  the year ended May 31,  2000,  private  investors  loaned  the  Company

$94,920,  which  is convertible to common stock at $0.50 per share.  In lieu of cash repayment of  the loan, the investors are entitled to receive common stock at a discounted rate of 20% of the closing price of the stock on July 31, 2000.

On November 29, 2000,  215,727  shares of common stock were issued for $118,650 of which $94,920 was to satisfy the loan and $23,730 for interest.

In April 2000, the Company received $67,000 from private investors. On July 12,

2000, 67,000 shares of common stock  were  issued at $1.00 per share to satisfy the  loan.  During the year ended May 31, 2001,  private  investors  loaned  an additional  $68,283 to the Company, of which $20,000 was repaid with stock, and

$48,283 remains  outstanding  and  is  included in loans payable on the balance sheet.

A related party, the father of the co-founder of Elgrande.com Inc.,  loaned the

Company $30,000 and paid expenses on behalf  of  the  Company  in the amount of

$14,942.   These  debts  were satisfied with the issuance of 44,942  shares  of common stock at $1.00 per share during the year ended May 31, 2001.

Debentures

During  the  years ended May  31,  2002  and  2001,  the  Company  issued  12%,

subordinated convertible debentures for a total of $47,236, of which $38,640 is

to related parties,  and  $128,215,  respectively.   The  debentures  mature on

various  dates  beginning  January  1,  2002  through  May  2002 and pay simple interest quarterly beginning April 1, 2001.  The debentures are  convertible to common stock at a conversion price equal to the average closing bid  price  for the five trading days immediately prior to the conversion date.

During  the  year ended May 31, 2002, all debenture holders signed an agreement to extend the terms of their debentures for one year.  See Note 7.


                               ELGRANDE.COM INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                 MAY 31, 2002

NOTE 11 - INVESTMENT IN INDIGO CITY PARTNERSHIP

In June 1999,  the  Company  entered  into  an  electronic media agreement with

Hydrogen  Media,  Inc. ("HMI"), whereby both parties  agreed  to  build  an  e-

commerce web site.   Under  the partnership, which is referred to as the Indigo

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

NOTE 12-DEBT FORGIVENESS

During  the  year  ended  May  31,  2002, the Company recorded $128,185 in debt forgiveness representing the difference  in  the  amount  owed  to  its  former advertising  agent,  and  an agreed upon settlement amount.  In accordance with

FASB 145, this is included in other income in the Statement of Operations.

NOTE 13 -COMMITMENTS AND CONTINGENCIES

In May 2002, litigation initiated  by  the  Company's former advertising agent,

was settled.  The settlement amount of $40,000  to  be paid in a combination of cash and stock was agreed upon.  In accordance with this settlement the Company issued 461,538 shares of its common stock and agreed  to make a cash payment of

$10,000  soon  as  the Company's financial position allows.   The  Company  has

recorded the $10,000 due under Commitments and Contingencies.

NOTE 14 - SUBSEQUENT EVENTS

In June 2002, the Company incorporated a German Subsidiary, Elgrande Europe AG,

to provide an operating presence in Europe.  The utilization of this subsidiary by the Company is still being determined.


                                ELGRANDE.COM INC.

                                   FORM 10KSB

                         Fiscal year ended May 31, 2002

ITEM  8.     CHANGES  IN  AND  DISAGREEMENT  WITH  ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL  DISCLOSURES

None.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,  AND  CONTROL PERSONS,

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Our executive officers and directors and their ages as of August 1, 2002 are as follows:

NAME                            AGE     POSITION

---------------------------     ---     ----------------------------------------

Michael  F.  Holloran  *         55     President,  CEO  and  Director

Paul  Morford  *                 43     COO, Secretary and Director

*  Indicates  Directors

MICHAEL  F.  HOLLORAN,  PRESIDENT  AND  CEO

Michael  Holloran  accepted the position of President &  CEO of Elgrande and was elected  a director effective August of 2000 following the removal of James West as  Chairman  of  the  Board,  President  and CEO  on August  4, 2000,  and  the

resignation  of  Mr. West as director  on August 8, 2000.  He brings to Elgrande a  wealth  of senior  management  experience  spanning  28  years,  including 22 years  with the Beak International Group  and long-term involvement spearheading strategic  corporate expansion into key  international markets, primarily within

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

PAUL  MORFORD,  COO AND SECRETARY

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

International  Relations  from  the  University  of  British  Columbia.


                                ELGRANDE.COM INC.

                                   FORM 10KSB

                         Fiscal year ended May 31, 2002

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

We  believe that during the fiscal year ended May 31, 2002, Section 16(a) filing requirements  applicable  to  our  officers,  directors  and  greater  than  10%

beneficial  owners  were  satisfied.

ITEM  10.     EXECUTIVE  COMPENSATION

The  following  table  sets  forth  certain  information  regarding  the  annual compensation  for  services in all capacities to us for the years ended  May 31,

2002  and  May  31,  2001:

SUMMARY  COMPENSATION  TABLE

Summary  Compensation  Table

----------------------------

                                                        Long-Term Compensation

          Annual  Compensation                     Awards                 Payouts

-------------------------------------------  ----------------------  ------------------

(a)             (b)    (c)    (d)     (e)    (f)         (g)         (h)     (i)

Name                                 Other   Restricted  Securities

and                                  Annual  Stock       Underlying  LTIP     All Other

Principal       Year  Salary  Bonus  Comp.   Awards      Options/    Payouts  Comp.

Position               ($)     ($)    ($)     ($)        SARs(#)      ($)      ($)

--------------  ----  ------- -----  ------- ----------  ----------  -------  ---------

Michael  F.

Holloran(1)   2002  $63,500              $50,000

Paul

Morford(2)    2002  $64,500              $40,000

(1)  Mr.  Holloran’s annual contract amount of $120,000 was paid in  combination of cash and restricted stock.

(2)  Mr. Morford’s annual contract amount of $120,000 was paid in combination of cash and restricted stock.

OPTION/SAR  GRANTS  IN  LAST  FISCAL  YEAR

No  options/SARs were granted in the fiscal year ended May 31, 2002.

We  have  three  Stock  Option Plans.  The 1998  Directors  and Officers  Stock

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

1999  Plan  reserved  5,000,000  shares   for  grant  or   issuance   upon  the

exercise of options granted under the plan.  On  January 11, 2002, the Board of

Directors adopted the 2001  Stock  Option Plan  pursuant  to   which  3,000,000

shares are  reserved for issuance to management and consultants.


                                ELGRANDE.COM INC.

                                   FORM 10KSB

                         Fiscal year ended May 31, 2002

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

No  officer  or  Director exercised any options in the fiscal year ended May 31,

2002.

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

EMPLOYMENT  CONTRACTS

Our   former   CEO,   James   West,   was  compensated,  up  to the date of his

removal,  under   a   consulting   contract   at   a   rate  of  $79,944.   The

Company's former Chief Operations  Officer, Michael Page,  who  resigned  as  a director and officer of the Company  on  July  26, 2000, is party to an amended two-year consulting contract terminating  on  August  31,  2000,  at  a  salary

of   $79,944  per  annum.   The  consulting   contract   became   effective  in

September 1998. Former Secretary and Treasurer  Carlton  Parfitt was also party

to  a  two-year consulting contract at a salary  of  $59,958  per  annum.   The

consulting  contract  became  effective  in  September  1998.  Our former Chief

Technology Officer, Mariusz Girt, was party to an amended  consulting  contract at  a  salary of $59,958 per annum.  Our current  CEO  and  President,  Michael

F.  Holloran,   is  party to a consulting contract  at  a  salary  of  $120,000

per  annum.   Our  current  COO and Secretary, Paul Morford, is also party to a consulting contract at a salary of $120,000 per annum.

Item  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The  following  table  sets forth, as of August 9, 2002,  information concerning the beneficial ownership of the our Common Stock by (i) each person who is known by  us  to  own  beneficially more than 5% of our Common Stock, (ii) each of our directors and officers, and (iii) all of our directors and executive officers as a  group.

Title of     Name  and  Address              Amount  and Nature          % of

Class        of  Beneficial  Owner           of Beneficial Ownership(1)  Class

-----------  ------------------------------  --------------------------  -------

Common        Michael  F.  Holloran     (1)      3,695,893     Direct       12.5%

Stock         c/o  302-1132  Hamilton  St.

              Vancouver,  B.C.  V6B  2S2

              Paul  Morford     (2)              3,130,352    Direct        10.6%

              c/o  302-1132  Hamilton  St.

              Vancouver,  B.C.  V6B  2S2

              All  officers  and  directors

              as  a  Group  (2  persons)         6,826,245  shares          23.1%

(1) 500,000  of the shares sold are subject to presently exercisable options, at an exercise price of $0.10 per share, expiring July 2006.

(2) 350,000  of the shares sold are subject to presently exercisable options, at an exercise price of $0.10 per share, expiring July 2006.


                                ELGRANDE.COM INC.

                                   FORM 10KSB

                         Fiscal year ended May 31, 2002

CHANGES  IN  CONTROL

There  are  no  arrangements  that  may  result  in  a  change in control of the

Registrant.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Our  By-Laws  include  a  provision  regarding  related party transactions which requires  that  each  participant  to  such  transaction identify all direct and indirect  interests to be derived as a result of the Company's entering into the related  transaction.  A  majority  of the disinterested members of the board of directors  must  approve  any  Related  Party Transaction.  We  have  employment contracts with Michael F. Holloran, our Chairman and CEO, and  Paul Morford, our

COO and a Director, providing for annual compensation of $120,000 and  $120,000,

respectively, with thirty days’ notice termination by either party provisions in both cases.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

The  following  Exhibits  are  filed by attachment to this Annual Report on Form

10-KSB:

EXHIBIT

NUMBER     DESCRIPTION

------     ---------------------------------------------------------------------

99.3       Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.


                                ELGRANDE.COM INC.

                                   FORM 10KSB

                         Fiscal year ended May 31, 2002

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

In  addition  to  those  Exhibits  shown  above,  the  Company  incorporates the following  Exhibits  by  reference  to  the  filings  set  forth  below:

EXHIBIT

NUMBER       DESCRIPTION                              FILED  AS  EXHIBIT

-----------  ---------------------------------------  --------------------------

Ex  3.1      Articles  of Incorporation               3.1 in Form 10-SB dated

                                                      Feb 2,  1999

Ex  3.11      By-Laws                                 3.11 in Form 10-SB dated

                                                      Feb 2, 1999

Ex   4.2     Form of 12% Convertible debenture        4.2 in Form 10-KSB dated

                                                      Aug  21,  2001

Ex   4.3     Form of Stock Purchase Warrant           4.3 in Form 10-KSB dated

                                                      Aug  21,  2001

Ex   4.4     Stock Purchase Agreement, between        4.4 in Form SB-2 dated

             Company and IFG Private Equity LLC       May 17, 2002

Ex   4.5     Committement Warrant to IFG              4.5 in Form SB-2 dated

             Private Equity LLC                       May 17, 2002

Ex   4.6     Registration Rights Agreement, between   4.6 in Form SB-2 dated

             Company and IFG Private Equity LLC       May 17, 2002

Ex   5.1     Form of Opinion of Jackson & Campbell,   5.1 in Form SB-2 dated

             P.C.                                     May 17, 2002

Ex  10.3     M. Page-Consulting Agreement             10.3 in Form 10-SB dated

                                                      Feb  2,  1999

Ex  10.4     C.  Parfitt-Consulting  Agreement        10.4  in Form 10-SB

                                                      dated  Feb  2,  1999

Ex  10.6     Office  lease  dated  Aug 27, 1998       10.6 in Form 10-SB

                                                      dated  Apr  21,  1999

Ex  10.7     Office  lease  dated  Dec 22, 1998       10.7 in Form 10-SB

                                                      dated  Apr  21,  1999

Ex  10.8     Wolnosc International-Consulting         10.8 in Form 10-SB dated

              Agreement                               Aug  29,  2000

Ex  10.9     Office  lease  dated  Jan  1, 2000       10.9 in Form 10-SB

                                                      dated  Aug  29,  2000

Ex  10.10    Capital Lease Agreement                  10.10 in Form 10-SB dated

                                                      Aug 29, 2000

Ex  10.11    Michael F. Holloran - Consulting         10.11 in Form 10-KSB dated

             Agreement                                Aug 21, 2001

Ex  10.12    Sublease Agreement of Company’s offices  10.12 in Form 10-QSB dated

             dated August 7, 2002                     Oct 15, 2001

Ex  10.13    Addendum to the Sublease dated August    10.13 in Form 10-QSB dated

             22, 2001                                 Oct 15, 2001

Ex  10.14    Paul Morford – Consulting                10.14 in Form 10-QSB dated

             Agreement                                Oct 15, 2001

Ex  99.1     1998 Directors' & Officers' Stock

             Option Plan                              99.1 in Form S-8 dated

                                                      Feb  29,  1999

Ex  99.2     1999 Stock Option Plan                   99.2 in Form S-8 dated

                                                      Feb 29, 1999

Ex  21       List  of  Subsidiaries                   21 in Form 10-SB  dated

                                                      Aug 29,  2000


                                ELGRANDE.COM INC.

                                   FORM 10KSB

                         Fiscal year ended May 31, 2002

B)     REPORTS  ON  FORM  8-K:

On April 16, 2002, the Company  filed a Form 8-K announcing that it executed an agreement  with  FedEx  Corp.  (NYSE:FDX)  to  implement  ShopEngine’s  on-line comprehensive domestic and international shipping and related logistics needs.

                                   SIGNATURES

                                   ----------

In  accordance  with  Section  13  or  15(d) of the Exchange Act, the registrant caused  this  report  to  be  signed on its behalf the undersigned, thereto duly authorized.

Dated:  August 29,  2002

               Elgrande.com,  Inc.

               By:  /s/  Michael  F.  Holloran

                    -----------------------------

                    Michael  F.  Holloran,

                    President,  Chief  Executive  Officer  and  Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has  been  signed below by the following persons on behalf of the registrant and in  the  capacities  indicated  on  August  29,  2002.

     SIGNATURE                              CAPACITY

     ---------                              --------

/s/  Paul  Morford

------------------------                    Director

     Paul  Morford

Exhibit Index

Exhibit Number          Description

---------------         ------------------------------------

99.3                    Certification, Michael F. Holloran
