Form 10QSB
period 2002-08-31
ELGRANDE COM INC
filed 2002-10-15
CIK 1073362

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES

        EXCHANGE ACT  OF  1934

        For the Quarterly period ended August 31, 2002

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

            Class                                      August  31,  2002

-------------------------------                     -----------------------

Common stock, $ 0.001 par value                           30,149,666


                             ELGRANDE.COM, INC.

                                FORM 10-QSB

                For the Quarterly period ended August 31, 2002

                               TABLE OF CONTENTS

                                                                        Page

PART  I.  FINANCIAL  INFORMATION

ITEM  I - Unaudited  Consolidated  Financial Statements

          Consolidated Balance Sheets as of

          August 31, 2002 (Unaudited)  and  May  31,  2001                3

          Consolidated  Statements  of  Operations

          for  the  Three  Months  ended  August 31,  2002

          and  2001  (Unaudited)                                          5

          Consolidated Statement Of Stockholders' Equity (Deficit)        6

          Consolidated  Statements  of  Cash  Flows

          for  the  Three  Months  ended August 31, 2002

          and  2001 (Unaudited)                                           8

          Notes  to  Consolidated Interim Financial  Statements           10

ITEM  2   Management's  Discussion  and  Analysis  of

          Financial  Condition  and  Results  of  Operations              12

PART II.  OTHER  INFORMATION                                              15

Signatures                                                                16

Certification    (filed as attachment)


                             ELGRANDE.COM, INC.

                                FORM 10-QSB

                For the Quarterly period ended August 31, 2002

PART  I.  FINANCIAL  INFORMATION

Item 1 - Financial Statements

                                ELGRANDE.COM, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                   August 31,

                                                     2002            MAY 31,

                                                  (UNAUDITED)         2002

                                                 --------------  --------------

ASSETS

CURRENT ASSETS

  Cash                                           $      15,502   $       9,428

  GST tax refundable                                     9,001           7,858

  Prepaid expenses                                         371             -

                                                 --------------  --------------

    TOTAL CURRENT ASSETS                                24,874          17,286

                                                 --------------  --------------

PROPERTY AND EQUIPMENT

  Computer hardware                                     97,972          97,972

  Furniture and fixtures                                62,591          62,591

  Database and software                                545,645         545,645

  Less accumulated depreciation and amortization      (505,449)       (470,135)

                                                 --------------  --------------

    TOTAL PROPERTY AND EQUIPMENT                       200,759         236,073

                                                 --------------  --------------

OTHER ASSETS

  Employee expense advances                              2,909          17,585

  Deposits                                              11,348          11,448

                                                 --------------  --------------

    TOTAL OTHER ASSETS                                  14,257          29,033

                                                 --------------  --------------

TOTAL ASSETS                                     $     239,890   $     282,392

                                                 ==============  ==============

See Notes to Interim Financial Statements


                                ELGRANDE.COM, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                   August 31,

                                                     2002            MAY 31,

                                                  (UNAUDITED)         2002

                                                 --------------  --------------

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                               $     437,310   $     409,969

  Accrued liabilities                                  188,732         150,408

  Accrued interest                                         232             232

  Debentures                                           132,640         136,811

  Loans payable                                        404,495         283,686

  Debentures and loans payable related parties         139,780         108,269

                                                 --------------  --------------

    TOTAL CURRENT LIABILITIES                        1,303,189       1,089,375

                                                 --------------  --------------

        TOTAL LIABILITIES                            1,303,189       1,089,375

                                                 --------------  --------------

COMMITMENTS AND CONTINGENCIES                           10,000          10,000

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, 200,000,000 shares authorized,

    $.001 par value; 30,149,666 and 29,580,253

    shares issued and outstanding, respectively         30,149          29,580

  Stock options and warrants                           708,244         708,244

  Additional paid-in capital                         5,639,523       5,617,820

  Accumulated deficit                               (7,446,046)     (7,169,907)

  Accumulated other comprehensive income (loss)         (5,169)         (2,720)

                                                 --------------  --------------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)              (816,983)     (1,073,299)

                                                 --------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

  (DEFICIT)                                      $     239,890   $     282,392

                                                 ==============  ==============

See Notes to Interim Financial Statements


                                ELGRANDE.COM, INC.

           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                   For  the         For  the

                                                  Three Months    Three Months

                                                    Ended           Ended

                                                   August  31,     August  31,

                                                     2002            2001

                                                  (Unaudited)     (Unaudited)

                                                 --------------  --------------

REVENUES

  Product sales                                  $         -     $      21,717

  Commissions                                               96             -

                                                 --------------  --------------

                                                            96          21,717

                                                 --------------  --------------

COST OF REVENUES                                           -            21,464

                                                 --------------  --------------

GROSS PROFIT (LOSS)                                         96             253

                                                 --------------  --------------

EXPENSES

  Consulting fees                                       83,536          78,828

  Legal and professional fees                           43,446          40,682

  Salaries                                              43,031          33,689

  Depreciation and amortization                         35,313          19,227

  Office and administration                             21,813          50,433

  Bad debt                                              17,585             -

  Travel and entertainment                              10,196             -

  Rent                                                   5,224          12,444

  Marketing and public relations                         4,645           1,094

  Communication                                          3,218           2,601

  Software and internet services                         3,123           3,051

                                                 --------------  --------------

    TOTAL OPERATING EXPENSES                           271,130         242,049

                                                 --------------  --------------

LOSS FROM OPERATIONS                                  (271,034)       (241,796)

OTHER INCOME (EXPENSE)

  Interest income                                          -                23

  Interest expense                                      (5,105)         (2,123)

  Financing expense                                        -           (53,617)

                                                 --------------  --------------

     TOTAL OTHER INCOME (EXPENSE)                       (5,105)        (55,717)

                                                 --------------  --------------

NET LOSS                                              (276,139)       (297,513)

OTHER COMPREHENSIVE INCOME/(LOSS)

  Foreign currency translation gain/(loss)              (2,449)          6,755

                                                 --------------  --------------

COMPREHENSIVE LOSS                               $    (278,588)  $    (290,758)

                                                 ==============  ==============

BASIC AND DILUTED NET LOSS PER COMMON SHARE      $       (0.01)  $       (0.02)

                                                 ==============  ==============

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES

  OUTSTANDING,  BASIC AND DILUTED                   30,126,528      16,193,814

                                                 ==============  ==============

See Notes to Interim Financial Statements


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

Stock issued for debt

at an average of

$0.04 per share             709,985         710        44,197         -            -            -        44,907

Options issued for services     -           -             -        18,676          -            -        18,676

Loss for the year ended

May 31, 2002                    -           -             -           -     (1,213,191)         -    (1,213,191)

Foreign currency

translation gain                -           -             -           -            -          6,011       6,011

                         -----------  ----------  -----------  ----------  -----------  ------------  ----------

Balance, May 31, 2002    29,580,253      29,580     5,617,820     708,244   (7,169,907)      (2,720)   (816,983)

                         -----------  ----------  -----------  ----------  -----------  ------------  ----------

See Notes to Interim Financial Statements


ELGRANDE.COM  INC.

CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY  (DEFICIT)

                                                                                       Accum-

                                                                                        ulated       Total

                             Common Stock                     Stock                    Other         Stock-

                        -----------------------  Additional   Options     Accum-       Compre-        holders

                        Number                   Paid-in      &            ulated       hensive       Equity

                        Of Shares    Amount      Capital      Warrants    Deficit      Income(Loss)  (Deficit)

                        -----------  ----------  -----------  ----------  -----------  ------------  ----------

Carryforward -

Balance, May 31, 2002   29,580,253      29,580     5,617,820     708,244   (7,169,907)      (2,720)   (816,983)

                        -----------  ----------  -----------  ----------  -----------  ------------  ----------

Stock issued for

consulting services

at $0.04 per share         500,000         500        19,500         -            -            -        20,000

Stock issued for

services at $0.03

per share                   69,413          69         2,203         -            -            -         2,272

Loss for the three

months ended August 31,

2002 (unaudited)               -           -             -           -       (276,139)      (2,449)   (278,588)

Foreign currency

translation loss               -           -             -           -            -            -           -

                        -----------  ----------  -----------  ----------  -----------  ------------  ----------

Balance,

August 31, 2002

(unaudited)             30,149,666   $  30,149     5,639,523  $  708,244  $(7,446,046) $    (5,169) $(1,073,299)

                        ===========  ==========  ===========  ==========  ===========  ============  ===========

See Notes to Interim Financial Statements


                               ELGRANDE.COM, INC.

                    CONSOLIDATED  STATEMENT  OF  CASH  FLOWS

                                                  For the three   For the three

                                                  Months ended    Months Ended

                                                   August  31,     August  31,

                                                     2002            2001

                                                  (Unaudited)     (Unaudited)

                                                 --------------  --------------

Cash flows from operating activities:

  Net loss                                       $   (276,139)   $    (297,513)

  Adjustments to reconcile net loss to net

   cash used by operating activities:

     Services paid by issuance of common

       stock and options                               22,272           39,501

     Warrants issued for financing fees                   -             53,617

     Depreciation and amortization                     35,313           19,227

     Bad debt expense                                  17,585              -

  Increase in:

     Employee advance receivable                      (20,494)           2,821

     Other assets                                      (1,514)             -

     Accrued liabilities                               36,052            4,029

     Accounts payable                                  27,341           30,171

     Deposits                                             -            (15,730)

  Decrease in:

     Other assets                                         -              5,876

     Accrued interest                                     -             (1,434)

     Deposits                                            100               -

                                                 --------------  --------------

Net cash used in operating activities                 (159,484)       (159,435)

                                                 --------------  --------------

Cash flows from investing activities:

  Purchase of property and equipment                       -              (666)

                                                 --------------  --------------

Net cash used in investing activities                      -              (666)

                                                 --------------  --------------

Cash flows from financing activities:

  Proceeds from loans                                  150,000           9,700

  Proceeds from loans, related party                    66,500          78,128

  Repayment of loans                                   (46,160)            -

  Issuance of stock                                        -            20,000

                                                 --------------  --------------

Net cash provided by financing activities              170,340         107,828

                                                 --------------  --------------

Net increase (decrease) in cash                         10,856         (52,273)

Foreign currency translation gain (loss)                (4,782)         13,413

Cash, beginning of period                                9,428          47,643

                                                 --------------  --------------

Cash, end of period                              $      15,502   $       8,783

                                                 ==============  ==============

See Notes to Interim Financial Statements


                               ELGRANDE.COM, INC.

                    CONSOLIDATED  STATEMENT  OF  CASH  FLOWS

                                                  For the three   For the three

                                                  Months ended    Months Ended

                                                   August  31,     August  31,

                                                     2002            2001

                                                  (Unaudited)     (Unaudited)

                                                 --------------  --------------

SUPPLEMENTAL DISCLOSURES:

  Cash paid for interest and income taxes:

       Interest                                  $       3,989   $       3,745

       Income taxes                              $         -     $         -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Services paid by issuance of stock and

    options                                      $      22,272   $      39,501

  Warrants issued for financing fees             $         -     $      53,617

See Notes to Interim Financial Statements


                               ELGRANDE.COM, INC.

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                AUGUST 31, 2002

The  financial  statements  have  been  prepared  in  accordance with generally accepted accounting principles for the interim financial  information  with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly,  they do  not  include  all  of  the  information and footnotes required by generally accepted  accounting  principles for  complete  financial  statements.  In  the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

For  further information  refer  to  the financial statements and notes thereto included in  the  Company's  Annual Report  on  Form  10-KSB for the year ended

May 31, 2002.

The accompanying financial statements have been prepared  on  a  going  concern basis,  which  contemplates  the  realization  of  assets  and  satisfaction of

liabilities  in  the  normal  course  of  business.   The  Company has suffered

material recurring losses from operations since inception.   At August 31, 2002

the Company has a working capital deficit of $1,278,315, an accumulated deficit of  $7,446,046  and negative cash flows from operations.  These  factors  raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 1 - COMMON STOCK AND WARRANTS

During the three  months  ended  August  31,  2002,  the Company issued 500,000 shares of common stock for services valued at $20,000.  The Company also issued

69,413 shares of common stock for consulting services valued at $2,272.


                              ELGRANDE.COM, INC.

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                AUGUST 31, 2002

NOTE 2 - STOCK OPTIONS

During the three months ended August 31, 2002, the Company  did  not  issue any stock options.

The following is a summary of stock option activity:

                                                        Weighted Average

                                   Number of Shares     Exercise Price

                                   ----------------     ----------------

Outstanding at 5-31-00                   1,935,000      $          0.82

  Granted                                2,582,556                 0.45

  Exercised                               (777,000)                0.45

  Forfeited                               (465,556)                0.45

                                   ----------------     ----------------

Outstanding at 5-31-01                   3,275,000      $          0.63

  Granted                                  350,000                 0.10

                                   ----------------     ----------------

Outstanding at 5-31-02                   3,625,000      $          0.61

  Granted                                      -

  Exercised                                    -

  Forfeited                                    -

                                   ----------------     ----------------

Outstanding at 8-31-02                   3,625,000      $         0.61

                                   ----------------     ----------------

Options exercisable at 8-31-02           3,625,000      $         0.61

                                   ================     ================

Weighted average fair value of

  options granted during 2002                           $         0.05

                                                        ================

NOTE 3 - NOTES AND DEBENTURES PAYABLE

Short-term Notes

During the three months ended  August 31, 2002,  the Company's  officers loaned the Company $66,500 to fund continuing operations.

During the period, the Company also received a short term loan of $150,000 from an individual with interest  terms of 12% per annum and repayment to be made in either cash or Section 144 stock.

NOTE 4 - INVESTMENT IN EUROPEAN SUBSIDIARY

The Company invested $100,000 in its wholly owned European subsidiary, Elgrande

Europe AG,  stock of  which  has a par  value of one euro.  The subsidiary  was created to provide  an operating  presence in Europe.  As at  August 31,  2002,

there was no activity recorded in the European Company.  Elgrande Europe AG has been consolidated in these financial statements.


                             ELGRANDE.COM, INC.

                                FORM 10-QSB

                For the Quarterly period ended August 31, 2002

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

          RESULTS OF  OPERATION

Results  of  Operations

-----------------------

COMPARISON  OF  THE  QUARTER  ENDED  AUGUST  31,  2002  AND  2001

There are revenues in commission sales of $96 for the  quarter ended August 31,

2002, based on sale of  merchandise of  $600, versus  $21,717 as at  August 31,

2001.  The Company activated its shopengine.net web site in December 2001.

Sales have declined over the period.  This is accounted for by two reasons. The

Company was in previously in the business of selling  books on the Elgrande.com web site at discounts ranging 15%-45% to the stated retail price. In the fiscal year ended May 31,  2002, we  shut the  site down  as the discounts  offered in order to attract buyers meant that the offering  prices for  books sold  on the site were below our replacement cost.  Secondly, sales from the  shopengine.net website  which was  activated  in  December 2001  have been  slow for  start up reasons.  We have been  conservative in our efforts to promote the new site due to advertising costs.

A summary of expenses for the quarter ended  August  2002 compared to the  same period in 2001 is as  follows:

                                                        2002          2001

                                                    ------------   -----------

          Consulting                                     83,536        78,828

          Marketing  and  public  relations               4,645         1,094

          Software  and  internet  fees                   3,123         3,051

          Administration,  legal  and  other            144,513       139,849

          Depreciation  and  amortization                35,313        19,227

                                                     -----------   -----------

                                                        271,130       242,049

                                                     ===========   ===========

CHANGES IN FINANCIAL CONDITION

We  have  experienced  a few major changes in financial condition,  largely due to the  decision of new management regarding  the ongoing viability of existing operations at that time.  Significant changes that warrant discussion include:

Consulting Fees

We incurred  $4,708  more  in the  quarter  ended  August 31,  2002 due  to the engaging  of  additional  part-time  consultants  to assist  in  our  wholesale strategy.

Marketing and public relations

The additional $3,500 in the quarter ended August 31, 2002 was primarily due to an annual charge for a market access program for purposes public relations.


                             ELGRANDE.COM, INC.

                                FORM 10-QSB

                For the Quarterly period ended August 31, 2002

Office and Administration

This amount increased by a net amount of approximately $4,700 due to a  variety of reasons.  In our efforts  to expand  ShopEngine's product line,  we incurred

$10,196 in travel and entertainment expenses for  travel to  trade shows.  This compared with zero travel and  entertainment  expenses in the  same period last year.  In addition, our legal and professional expenses  increased by $2,760 to reflect  ongoing  legal  services  related to our  application for  registering securities. Conversely, our  rent expense  decreased  by $7,220  reflecting the lower rents payable  at our new premises.  Our previous  premises included  two adjoining spaces at a higher rate per leasable square foot.

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


                             ELGRANDE.COM, INC.

                                FORM 10-QSB

                For the Quarterly period ended August 31, 2002

Since our  inception, we have financed our operations through the proceeds from the issuance  of  equity  and  debt  securities  and  loans  from  shareholders and others.  To date, we have raised  approximately $5 million from the sale of common  stock  and  have  borrowed approximately $690,771  from  investors  and shareholders.  Funds from these sources have  been used  as working  capital to fund the  on-going development  of the  Elgrande and  ShopEngine  websites.  We generated negative  cash  flow from  operating  activities for the period  from inception (April 8, 1998) through  August 31, 2002.  We realized  negative cash flow  from  operating  activities for  the quarter ended  August 31,  2002,  of

($159,484) compared to negative cash from  operating activities  of  ($159,435)

for the quarter ended August 31, 2001. Investing activities for the period from inception  through  August 31,  2002  consisted primarily  of  the purchase  of property and equipment and  the  soft  costs  associated  with the  development of the shopengine.net website.

The timing and amount of our  capital requirements  will depend  on a number of factors, including demand for our products and services and the availability of opportunities  for  international  expansion  through  affiliations  and  other business relationships.

Our financing  activities for the quarter ended August 31, 2002, provided a net total of $170,340. Cash at the end of the period was $15,502. As of October 10,

2002, we had cash of $113,807.


                             ELGRANDE.COM, INC.

                                FORM 10-QSB

                For the Quarterly period ended August 31, 2002

                                   PART II.

                               OTHER INFORMATION

Item 2.   Changes in Securities.

      (a)  Not applicable.

      (b)  Not applicable.

      (c)  The  following  provides  information  of all  sales of  outstanding stock in the quarter ended August 31, 2002 which were not registered under  the  Securities  Act  of  1933  (the  "Act"):

                                                          Total Offering

                                             Principal    Price/Underwriting

Date        Title and Amount    Purchasers   Underwriter  Discounts

----------  ------------------  -----------  -----------  ------------------

June, 2002  500,000 shares of   Consultants       NA      Professional

            common stock                                  services valued

                                                          at $20,000

      (d)  Not applicable.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)     EXHIBITS

      No.              Description

-----------------      --------------------------------------------------------

      99               Certification of Chief  Executive Officer and  Principal

                       Financial Officer Pursuant to 18 U.S.C. 1350.

(b)     Reports on Form 8-K  relating to the quarter ended August 31, 2002.

The Company  did not  file any  reports on  Form 8-K during  the quarter  ended

August 31,  2002.


                             ELGRANDE.COM, INC.

                                FORM 10-QSB

                For the Quarterly period ended August 31, 2002

                                  SIGNATURES

Pursuant to the requirements  of the  Exchange Act, the  registrant caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ELGRANDE.COM, INC.

                              By: /s/ Michael F. Holloran

                               -------------------------------------

                                      Michael F. Holloran

                              President and Chief Executive Officer (Principal

                              Executive and Financial Officer)

Dated:  October 15, 2002

                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Michael F. Holloran, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Elgrande.com, Inc.;

2.  Based on my knowledge, this quarterly report  does not  contain any  untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the  circumstances under which such statements were made, not misleading with respect to  the period covered by this quarterly report; and

3.  Based  on  my  knowledge,  the financial  statements,  and other  financial information included in this quarterly report, fairly present, in  all material respects, the financial condition, results of operations and cash flows  of the registrant as of, and for, the periods presented in this quarterly report.

                                             /s/ Michael F. Holloran

                                        ---------------------------------------

                                             Michael F. Holloran

Date: October 15, 2002
