Form 10QSB
period 2002-11-30
ELGRANDE COM INC
filed 2003-01-21
CIK 1073362

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

        ACT  OF  1934

        For the Quarterly period ended November 30, 2002

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

            Class                                      January 17, 2003

-------------------------------                     -----------------------

Common stock, $ 0.001 par value                           33,649,666

                               ELGRANDE.COM, INC.

                               TABLE OF CONTENTS

                                                                        Page

PART  I.  FINANCIAL  INFORMATION

ITEM  I - Unaudited  Consolidated  Financial Statements

          Consolidated Balance Sheets as of

          November 30, 2002 (Unaudited)  and  May  31,  2001              3

          Consolidated  Statements  of  Operations

          for  the  Three  and Six Months  ended  November 30,  2002

    and  2001  (Unaudited)                                          4

    Consolidated Statement of Stockholders’ Equity as of

    November 30, 2002                                               5

          Consolidated  Statements  of  Cash  Flows

          for  the  Six  Months  ended November 30, 2002

          and  2001 (Unaudited)                                           6

          Notes  to  Consolidated Interim Financial  Statements           8

ITEM  2   Management's  Discussion  and  Analysis  of

          Financial  Condition  and  Results  of  Operations              10

PART II.  OTHER  INFORMATION                                              11

                                  ELGRANDE.COM INC.

                           CONSOLIDATED BALANCE SHEETS

                                                     November 30,

                                                         2002        May 31,

                                                     (unaudited)      2002

                                                    ------------  ------------

                                      ASSETS

CURRENT ASSETS

Cash                                                $    10,344   $     9,428

Accounts receivable                                      16,099           -

Inventory                                                49,015           -

GST tax refundable                                       11,154         7,858

Prepaid expenses                                          1,128           -

                                                    ------------  ------------

     TOTAL CURRENT ASSETS                                87,741        17,286

                                                    ------------  ------------

PROPERTY AND EQUIPMENT

Computer hardware                                        97,972        97,972

Furniture and fixtures                                   62,591        62,591

Database and software                                   547,247       545,645

Less accumulated depreciation and amortization         (539,731)     (470,135)

                                                    ------------  ------------

     TOTAL PROPERTY AND EQUIPMENT                       168,079       236,073

                                                    ------------  ------------

OTHER ASSETS

Employee expense advances                                   -          17,585

Deposits                                                 10,715        11,448

                                                    ------------  ------------

     TOTAL OTHER ASSETS                                  10,715        29,033

                                                    ------------  ------------

     TOTAL ASSETS                                   $   266,535   $   282,392

                                                    ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable                                    $   447,263   $   409,969

Accrued liabilities                                     234,071       150,408

Accrued interest                                          5,236           232

Debentures                                              131,708       136,811

Loans payable                                           604,495       283,686

Debentures and loans payable, related parties           121,064       108,269

                                                    ------------  ------------

     TOTAL CURRENT LIABILITIES                        1,543,837     1,089,375

     TOTAL LIABILITIES                                1,543,837     1,089,375

COMMITMENTS AND CONTINGENCIES                            10,000        10,000

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, 200,000,000 shares authorized,

  $.001 par value; 33,649,666 and 29,580,253

  shares issued and outstanding, respectively            33,649        29,580

Stock options and warrants                              708,244       708,244

Additional paid-in capital                            5,776,023     5,617,820

Accumulated deficit                                  (7,810,914)   (7,169,907)

Accumulated other comprehensive income (loss)             5,696        (2,720)

                                                    ------------  ------------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)            (1,287,302)     (816,983)

                                                    ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS'

  EQUITY (DEFICIT)                                  $   266,535   $   282,392

                                                    ============  ============

See Condensed Notes to Consolidated Interim Financial Statements

                                 ELGRANDE.COM INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                              Three         Three        Six          Six

                              Months        Months       Months       Months

                              Ended         Ended        Ended        Ended

                              November      November     November     November

                              30, 2002      30, 2001     30, 2002     30, 2001

                             (unaudited)   (unaudited)  (unaudited)  (unaudited)

                             ------------  ------------  ------------  ------------

REVENUES

Product sales                $    17,005   $        39   $    17,005   $    21,756

Commissions                          366           -             462           -

                             ------------  ------------  ------------  ------------

                                  17,371            39        17,467        21,756

COST OF REVENUES                  11,834         2,420        11,834        23,884

                             ------------  ------------  ------------  ------------

GROSS PROFIT (LOSS)                5,537        (2,381)        5,633        (2,128)

EXPENSES

Consulting fees                   73,157       110,797       156,693       189,625

Legal and professional fees      151,091        52,509       194,537        93,191

Salaries                          54,605        33,315        97,636        67,004

Depreciation and amortization     34,204        18,859        69,517        38,086

Office and administration         34,456        15,216        37,926        21,149

Bad debt                             -             -          17,585        32,378

Travel and entertainment           6,443           -          16,639           -

Rent                              10,208        10,401        15,432        22,845

Marketing and public relations     2,717        14,493         7,362        15,587

Wholesale expenses                 8,461           -           8,461           -

Communication                      1,847         3,684         5,065         6,285

Software and internet services     3,139         3,595         6,262         6,646

                             ------------  ------------  ------------  ------------

TOTAL OPERATING EXPENSES         380,328       262,869       633,115       492,796

                             ------------  ------------  ------------  ------------

LOSS FROM OPERATIONS            (374,791)     (265,250)     (627,482)     (494,924)

OTHER INCOME (EXPENSE)

Interest income                       23            24            23            47

Interest expense                  (8,443)       (7,127)      (13,548)       (9,250)

Financing expense                    -             -             -         (53,617)

                             ------------  ------------  ------------  ------------

TOTAL OTHER INCOME (EXPENSE)      (8,420)       (7,103)      (13,525)      (62,820)

                             ------------  ------------  ------------  ------------

NET LOSS                        (383,211)     (272,353)     (641,007)     (557,744)

OTHER COMPREHENSIVE

  INCOME/(LOSS)

Foreign currency translation

  gain/(loss)                      5,967         1,475         8,416        11,601

                             ------------  ------------  ------------  ------------

COMPREHENSIVE LOSS           $  (377,244)  $  (270,878)  $  (632,591)  $  (546,143)

                             ============  ============  ============  ============

BASIC AND DILUTED NET LOSS

  PER COMMON SHARE           $     (0.01)  $     (0.02)  $     (0.02)  $     (0.03)

                             ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF

  COMMON STOCK SHARES

  OUTSTANDING, BASIC AND

  DILUTED                     30,649,664    17,883,546    30,376,528    17,038,681

                             ============  ============  ============  ============

 See Condensed Notes to Consolidated Interim Financial Statements

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

Stock issued for

services

at $0.04 per share       3,500,000       3,500       136,500         -            -            -       140,000

Loss for the six

months ended Nov.30,

2002 (unaudited)               -           -             -           -       (641,007)                 (641,007)

Foreign currency

translation loss               -           -             -           -            -          8,416       8,416

                        -----------  ----------  -----------  ----------  -----------  ------------  ----------

Balance,

August 31, 2002

(unaudited)             33,649,666   $  33,649     5,776,023  $  708,244  $(7,810,914) $    (5,696)  $(492,591)

                        ===========  ==========  ===========  ==========  ===========  ============  ===========

See Condensed Notes to Consolidated Interim Financial Statements

                                   ELGRANDE.COM  INC.

                          CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        Six Months   Six Months

                                                          Ended        Ended

                                                         November     November

                                                         30, 2002     30, 2001

                                                       (unaudited)   (unaudited)

                                                      ------------  ------------

Cash flows from operating activities:

Net loss                                              $  (641,007)  $  (557,744)

Adjustments to reconcile net loss to net cash

  used by operating activities:

    Services paid by issuance of common stock             162,272       105,645

    Options issued for professional fees                      -          17,500

    Warrants issued for financing fees                        -          53,617

    Depreciation and amortization                          69,517        38,086

    Bad debt expense                                       17,585        32,378

  Decrease (increase) in:

    Inventory                                             (49,015)          -

    Accounts receivable                                   (16,099)          -

    Other assets                                           (4,424)       10,387

    Deposits                                                  733        (7,974)

  Increase (decrease) in:

    Accounts payable                                       37,294        3,136

    Accrued liabilities                                    83,663      (27,896)

    Accrued interest                                        5,004       (3,745)

                                                      ------------  ------------

Net cash used in operating activities                    (334,477)     (336,610)

                                                      ------------  ------------

Cash flows from investing activities:

  Purchase of property and equipment                       (1,500)         (755)

                                                      ------------  ------------

Net cash used in investing activities                      (1,500)         (755)

                                                      ------------  ------------

Cash flows from financing activities:

  Payments on leased equipment                                -          (3,173)

  Proceeds from loans                                     350,000       154,515

  Net proceeds from loans, related party                   12,795           -

  Repayment of loans                                      (34,294)      (41,218)

  Issuance of stock                                           -         220,552

                                                      ------------  ------------

Net cash provided by financing activities                 328,501       330,676

                                                      ------------  ------------

Net increase (decrease) in cash                            (7,476)       (6,689)

Foreign currency translation gain (loss)                    8,392         2,638

Cash, beginning of period                                   9,428        47,643

                                                      ------------  ------------

Cash, end of period                                   $    10,344   $    43,592

                                                      ============  ============

 See Condensed Notes to Consolidated Interim Financial Statements

                                   ELGRANDE.COM  INC.

                          CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        Six Months   Six Months

                                                          Ended        Ended

                                                         November     November

                                                         30, 2002     30, 2001

                                                       (unaudited)   (unaudited)

                                                      ------------  ------------

SUPPLEMENTAL DISCLOSURES:

  Interest                                            $    (8,312)  $    (9,018)

                                                      ============  ============

  Income taxes                                        $       -     $       -

                                                      ============  ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Options issued for professional fees                  $       -     $    17,500

Services paid by issuance of stock                    $   162,272   $   105,645

Stock issued for loans payable, related party         $       -     $    64,200

Warrants issued for financing fees                    $       -     $    53,617

 See Condensed Notes to Consolidated Interim Financial Statements

                               ELGRANDE.COM, INC.

             CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                NOVEMBER 30, 2002

The financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

For  further information refer to the financial statements and notes thereto included in  the  Company's  Annual Report on Form 10-KSB for the year ended May 31, 2002.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has suffered material recurring losses from operations since inception.  At November 30, 2002, the Company has a working capital deficit of $1,456,096, an accumulated deficit of $7,810,914 and negative cash flows from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Continuation of the Company is dependent on achieving sufficiently profitable operations and obtaining additional financing.  Management has and is continuing to raise additional capital from various sources.  In addition to its website, shopengine.net, which competes in the arts and handcrafts sector, the Company has developed a wholesale division which sources unique home décor items from Europe and Asia for distribution in North America.  There can be no assurances that the Company will be successful in raising additional capital.  The financial statements do not include any adjustment relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue and Cost Recognition

Revenue through the shopengine.net website is recognized as commission, pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, as the Company acts as an online agent for multiple international artisans.

The Company recognized revenue for product sales when the products are shipped and title passes to customers.

Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges and packaging supplies.

Accounts Receivable

The Company carries its accounts receivable at cost.  The Company has not carried accounts receivable in the past and is in the process of developing a policy for recognizing doubtful accounts.

The Company’s policy is to accrue interest on trade receivables 30 days after invoice date.  A receivable is considered past due if payments have not been received by the Company for 90 days.  At that time, the Company will discontinue accruing interest and turn the account over for collection.  If a payment is made after it has been turned over for collection, the Company will apply the payment to the outstanding principal first and resume accruing interest.  Accounts are written off as uncollectible if no payments are received 90 days after they have been turned over for collection.

                               ELGRANDE.COM, INC.

             CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                NOVEMBER 30, 2002

Inventories

Inventories, consisting of products available for sale, are recorded using the specific identification method and valued at the lower of cost or market value.   Inventory at November 30, 2002 consists of a variety of art works and other consumer products.

NOTE 2 – COMMON STOCK AND WARRANTS

During the six months ended November 30, 2002, the Company issued 3,500,000 shares of common stock for services valued at $140,000, and 500,000 shares of common stock for services valued at $20,000.  The Company also issued 69,413 shares of common stock for consulting services valued at $2,272.  All stock was issued at its fair market value at the date of grant.

NOTE 3 – STOCK OPTIONS

During the six months ended November 30, 2002, the Company did not issue any stock options.

The following is a summary of stock option activity:

Number of

Weighted Average

Shares

Exercise Price

--------------

----------------

Outstanding at 5-31-00

1,935,000

$

0.82

Granted

2,582,556

0.45

Exercised

(777,000)

0.45

Forfeited

(465,556)

0.45

--------------

----------------

Outstanding at 5-31-01

3,275,000

$

0.63

Granted

350,000

0.10

--------------

----------------

Outstanding at 5-31-02

3,625,000

$

0.61

Granted

-

Exercised

-

Forfeited

-

--------------

----------------

Outstanding at 11-30-02

3,625,000

$

0.61

==============

================

Options exercisable at 11-30-02

3,625,000

$

0.61

==============

================

Weighted average fair value of options

  granted during 2002

$

0.05

==============

On October 21, 2002 the Board of Directors adopted and approved the 2003 Stock Option Plan, which allows the Company to distribute up to 5,000,000 shares of common stock.

The Company’s Equity Compensation Plan Information can be found in the table labeled ‘Securities Authorized for Issuance under Equity Compensation Plans’ under Part II, Item 5, of the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2002.

                               ELGRANDE.COM, INC.

             CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                NOVEMBER 30, 2002

NOTE 4 – NOTES AND DEBENTURES PAYABLE

Short-term Notes

During the six months ended November 30, 2002, the Company’s officers loaned the Company $73,500 to fund continuing operations.  A short-term loan of $58,130 from the quarter ended August 31, 2002 was converted to a debenture with interest terms of 12% per annum.

During the six months ended November 30, 2002, the Company also received a short-term loan of $350,000 from an individual with interest terms of 12% per annum and repayment to be made in either cash or common stock.

NOTE 5 – INVESTMENT IN EUROPEAN SUBSIDIARY

In the quarter ended August 31, 2002, the Company invested $100,000 in its wholly owned European subsidiary, Elgrande Europe AG, stock of which has a par value of one euro.  The subsidiary was created to provide an operating presence in Europe. As at November 30, 2002, there was no sales activity recorded in the European Company. Elgrande Europe AG has been consolidated in these financial statements.

                               ELGRANDE.COM, INC.

Item  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF  OPERATION

Results  of  Operations

COMPARISON  OF  THE  QUARTER  ENDED  NOVEMBER  30,  2002  AND  2001

There are revenues in commission sales of $366 for the quarter ended November 30, 2002, based on sale of merchandise of $2,775.50, and products sales of $17,005, versus total sales of $39 as at November 30, 2001.  The Company activated its shopengine.net web site in December 2001 and launched its wholesale business in November 2002.

The Company earned commission sales from its shopengine.net website, which is engaged in the sale of handcrafted goods sourced internationally.  Sales from the website have been low as we have been conservative in our efforts to promote the site due to high advertising costs.  The Company is also engaged in the wholesale business of home décor items and accessories.  In November 2002, the Company introduced its first product, the Minicooler, and has been in the process of expanding its product base.

A summary of expenses for the quarter ended November 2002 compared to the same period in 2001 is as  follows:

                                                           2002           2001

                                                       ------------   -----------

          Consulting                                      73,157         110,797

          Marketing  and  public  relations                2,717          14,493

          Wholesale Expenses                               8,461             -

          Software  and  internet  fees                    3,139           3,595

          Administration,  legal  and  other             258,650         115,125

          Depreciation  and  amortization                 34,204          18,859

                                                       -----------    -----------

                                                         380,328         262,869

                                                       -----------    -----------

CHANGES IN FINANCIAL CONDITION

There were a few major changes in financial condition. Significant changes that warrant discussion include:

Consulting Fees

Consulting fees for the quarter ended November 30, 2002 were lower by $37,640 due to the elimination of two full time consultants and the engaging of two part-time consultants to assist in our wholesale strategy.  In addition, fees for our Chief Operating Officer were reduced as a cost cutting measure.

Marketing and public relations

We incurred $3,500 less in the quarter ended November 30, 2002, as we were not as heavily engaged in the investor services in the quarter.  In the quarter ended November 30, 2001, we engaged a firm from Atlanta, Georgia for investor relations purposes for $5,000.  In addition, we released and incurred the cost for a number of news releases made in that quarter.

Wholesale Expenses

The quarter ended November 30, 2002 saw the commencement of our wholesale strategy, in which we incurred costs such as registrations to various wholesale and re-sellers associations, as well as the construction of a trade show booth that would be transported for attendance of trade shows in North America.

                               ELGRANDE.COM, INC.

Office and Administration

This amount increased by a net amount of approximately $143,500 due to various reasons, largely our professional fee expense.

Professional fees increased by approximately $98,500 due to $140,000 expended to establish our European presence in Germany.  This was counteracted in the quarter ended November 30, 2001 when approximately $22,000 was incurred for business development.

Salary expense increased by $21,300 or 64% due to the hiring of a full-time in-house wholesale specialist.  Also, in the quarter, our staff numbers included a content manager who was not with the company in the quarter ended November 30, 2001.

In our efforts to expand our wholesale product base, we incurred $6,443 in travel and entertainment expense versus zero in the same period last year.

Depreciation and Amortization

The expense is substantially larger in the quarter ended November 30, 2002 than the amount from the same period last year due to one time adjustments derived from the Company’s year end audit.

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

The success of the wholesale line.  Management has made assumptions that certain of our lines with high volume potential will have major agent representation in key wholesale centers within North America.  Feedback from wholesale agents has been positive to date.

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

As revenues are still low at this point the only known uncertainty that could affect sales and revenues would be if we had insufficient capital to continue operations.

There are no significant elements of income or loss arising outside of continuing  operations.

There are no known seasonal aspects that have a material effect on the financial condition or results of operations.

                               ELGRANDE.COM, INC.

Since our inception, we have financed our operations through the proceeds from the issuance of equity and debt securities and loans from shareholders and others.  To date, we have raised approximately $5 million from the sale of common stock and have borrowed approximately $900,000 from investors and shareholders.  Funds from these sources have been used as working capital to fund the on-going  development of the Elgrande and ShopEngine websites.  We generated negative cash flow from operating activities for the period from inception (April 8, 1998) through November 30, 2002.  We realized negative cash flow from operating activities for the six months ended November 30, 2002, of ($334,477) compared to negative cash from operating activities  of ($336,610) for  the quarter ended November 30, 2001.  Investing activities for the period from inception through November 30, 2002 consisted  primarily of the purchase of property and equipment and the soft costs associated with the development  of our websites.

The timing and amount of our capital requirements will depend on a number of factors, including demand for our products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

Our financing activities for the six months ended November 30, 2002, provided a net total of $328,501.  Cash at the end of the period was $10,344.  As of January 9, 2003, we had cash of $1,728.

PART II.

OTHER INFORMATION

Item 2.   Changes in Securities.

(a)   Not applicable.

(b)   Not applicable.

(c)   The  following provides information of all sales of outstanding stock in the quarter ended November 30, 2002 which were not registered under the Securities Act of 1933 (the "Act").  The following stock was registered on Form S-8 filed on October 25, 2002:

                                                                                   Total Offering

                                                                     Principal     Price/Underwriting

Date              Title and Amount                   Purchasers      Underwriter   Discounts

---------------   --------------------------------   -------------   ------------  ------------------

October, 2002     1,500,000 shares of common stock   Consultants          NA       Professional

                                                                                   services valued

                                                                                   at $60,000

November, 2002    2,000,000 shares of common stock   Consultants          NA       Professional

                                                                                   services valued

                                                                                   at $80,000

(d)   Not applicable.

                               ELGRANDE.COM, INC.

ITEM 3. Controls and Procedures.

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls).  This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO CERTIFICATIONS.

Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO. The second form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification).  This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.  Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS.

The Company's management, including the CEO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in

                               ELGRANDE.COM, INC.

achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SCOPE OF THE CONTROLS EVALUATION.

The CEO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report.  In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken.  This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB.  Our Internal Controls are also evaluated on an ongoing basis by our independent auditors in connection with their audit and review activities.  The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls.  This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO require that the CEO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Quarterly Report.  In the professional  auditing literature, "significant deficiencies"  are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements.  A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.  We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the CEO notes that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

CONCLUSIONS.

Based upon the Controls Evaluation, our CEO has concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to Elgrande.com Inc. and its subsidiaries is made known to management, including the CEO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

                               ELGRANDE.COM, INC.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)     EXHIBITS

      No.                Description

     99.1                Certification of Chief Executive Officer and Principal

                         Financial Officer Pursuant to 18 U.S.C. 1350.

(b)     Reports  on  Form  8-K  relating  to  the quarter ended November 30, 2002.

The Company did not file any reports on Form 8-K during the quarter ended November 30, 2002.

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

Dated:  January 20, 2003

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

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael F. Holloran

-----------------------------------------

Michael F. Holloran

Date: January 20, 2003