Form 10QSB
period 2003-02-28
ELGRANDE COM INC
filed 2003-04-14
CIK 1073362

OMB APPROVAL
OMB Number: 3235-0416
Expires: December 31, 2005
Estimated average burden hours per response: 174.00

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended February 28, 2003

[ ]      TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For  the  transition  period  from  ___________  to  _____________

Commission  file  number  000-25335

ELGRANDE.COM, INC.

(Exact  name  of  registrant  as  specified  in  its  charter)

Nevada

88-0409024

(State or other jurisdiction of incorporation or organization)

(IRS Employer Identification No.)

Suite 302, 1132 Hamilton Street, Vancouver, B.C.

V6B2S2 Canada

(Address of principal executive offices)

(604) 689-0808

(Issuer's telephone number)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class

April 10, 2003

_______________________________________

__________________

Common stock, $ 0.001 par value

33,649,666

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

SEC 2334 (3-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

ELGRANDE.COM, INC.

Form 10QSB

For the fiscal period ended February 28, 2003

TABLE OF CONTENTS

Page

PART  I.  FINANCIAL  INFORMATION

ITEM  1

Financial Statements

3

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results

of Operations

10

ITEM 3

Controls and Procedures

14

PART II.  OTHER  INFORMATION

ITEM  1

Legal  Proceedings

16

ITEM  2

Changes  in Securities

16

ITEM  3

Defaults  Upon Senior Securities

16

ITEM  4

Submission  of  Matters  to  a  Vote  of  Security  Holders

16

ITEM  5

Other  Information

16

ITEM  6

Exhibits and Reports on Form 8-K

16

Signatures

17

Certification

18

ELGRANDE.COM, INC.

Form 10QSB

For the fiscal period ended February 28, 2003

PART  I.  FINANCIAL  INFORMATION

ITEM  1

Financial Statements

ELGRANDE.COM INC. CONSOLIDATED BALANCE SHEETS

	February 28, 2003	May 31,
ASSETS	(unaudited)	2002
CURRENT ASSETS
Cash	$95,205	$9,428
Accounts Receivable	13,055	-
Inventory	39,281	-
GST tax refundable	-	7,858
Prepaid expenses	1,085	-
TOTAL CURRENT ASSETS	148,626	17,286
PROPERTY AND EQUIPMENT
Computer hardware	97,972	97,972
Furniture and fixtures	62,591	62,591
Database and software	547,247	545,645
Less accumulated depreciation and amortization	(559,252)	(470,135)
TOTAL PROPERTY AND EQUIPMENT	148,558	236,073
OTHER ASSETS
Employee expense advances	-	17,585
Deposits	11,019	11,448
TOTAL OTHER ASSETS	11,019	29,033
TOTAL ASSETS	$308,203	$282,392

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$462,114	$409,969
Accrued liabilities	262,446	150,408
Accrued interest	5,056	232
Debentures	129,893	136,811
Loans payable	810,911	283,686
Debentures and loans payable, related parties	154,769	108,269
TOTAL CURRENT LIABILITIES	1,825,189	1,089,375
TOTAL LIABILITIES	1,825,189	1,089,375
COMMITMENTS AND CONTINGENCIES	10,000	10,000
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized,
$.001 par value; 33,649,666 and 29,580,253 shares
issued and outstanding, respectively	33,650	29,580
Stock options and warrants	708,244	708,244
Additional paid-in capital	5,776,023	5,617,820
Accumulated deficit	(8,044,541)	(7,169,907)
Accumulated other comprehensive income (loss)	(361)	(2,720)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,526,986)	(816,983)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$308,203	$282,392

See  Notes  to  Interim  Financial  Statements

ELGRANDE.COM INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 28,	February 28,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Product sales	$19,317	$2,090	$36,322	$23,846
Commissions	-		462	-
	19,317	2,090	36,784	23,846
COST OF REVENUES	12,733	1,817	24,567	25,701
GROSS PROFIT (LOSS)	6,584	273	12,217	(1,855)

EXPENSES
Consulting fees	136,174	130,782	292,867	334,040
Legal and professional fees	4,060	-	198,597	93,122
Salaries	55,762	-	153,398	-
Depreciation and amortization	19,521	18,678	89,038	56,764
Office and administration	35,398	64,237	88,756	181,598
Bad debt	-	3,893	17,585	36,271
Travel and entertainment	15,719	-	32,358	-
Wholesale expense	-	-	8,461	-
Communication	-	-	5,065	-
Marketing and public relations	3,489	3,496	10,851	19,083
Software and internet services	2,768	3,313	9,030	9,959
TOTAL OPERATING EXPENSES	272,891	224,399	906,006	730,837
LOSS FROM OPERATIONS	(266,307)	(224,126)	(893,789)	(732,692)

OTHER INCOME (EXPENSE)
Interest income	-	10	-	57
Interest expense	19,155	(6,190)	19,155	(15,440)
Financing expense	-	-	-	(53,617)
TOTAL OTHER INCOME (EXPENSE)	19,155	(6,180)	19,155	(69,000)

NET LOSS	(247,152)	(230,306)	(874,634)	(801,692)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation gain/(loss)	6,057	(6,792)	2,359	4,815
COMPREHENSIVE LOSS	$(241,095)	$(237,098)	$(872,275)	$(796,877)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.05)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED
	33,649,666	18,314,315	31,248,065	17,182,271

See  Notes  to  Interim  Financial  Statements

ELGRANDE.COM INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
						Accumulated	Total
	Common Stock		Additional			Other	Stockholders'
	Number		Paid-in	Stock Options	Accumulated	Comprehensive	Equity
	of Shares	Amount	Capital	and Warrants	Deficit	Income (Loss)	(Deficit)
Balance, May 31, 2001	15,927,148	15,927	5,009,247	635,951	(5,956,716)	(8,731)	(304,322)

Issuance of common stock for services
at an average of $0.06 per share	3,444,427	3,444	225,850	-	-	-	229,294

Issuance of common stock for cash
at $0.04 per share	9,498,693	9,499	338,526	-	-	-	348,025

Warrants issued for financing	-	-	-	53,617	-	-	53,617

Stock issued for debt at an
average of $0.04 per share	709,985	710	44,197	-	-	-	44,907

Options issued for services	-	-	-	18,676	-	-	18,676

Loss for the year ended May 31, 2002	-	-	-	-	(1,213,191)	-	(1,213,191)

Foreign currency translation gain	-	-	-	-	-	6,011	6,011
Balance, May 31, 2002	29,580,253	29,580	5,617,820	708,244	(7,169,907)	(2,720)	(816,983)

Stock issued for consulting services
at $0.04 per share	500,000	500	19,500	-	-	-	20,000

Stock issued for services at $0.03 per share	69,413	69	2,203	-	-	-	2,272

Stock issued for services at $0.04 per share	3,500,000	3,500	136,500	-	-	-	140,000

Loss for the nine months ended February 28, 2003 (unaudited)	-	-	-	-	(874,634)	-	(874,634)

Foreign currency translation loss	-	-	-	-	-	2,359	2,359
Balance, February 28, 2003 (unaudited)	33,649,666	$33,650	$5,776,023	$708,244	$(8,044,541)	$(361)	$(732,275)

See  Notes  to  Interim  Financial  Statements

ELGRANDE.COM INC. CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	February 28,	February 28,
	2003	2002
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(874,634)	$(801,692)
Adjustments to reconcile net loss
to net cash used by operating activities:
Services paid by issuance of common stock	162,272	192,079
Options issued for professional fees	-	17,500
Warrants issued for financing fees	-	53,617
Depreciation and amortization	89,038	56,764
Bad debt expense	17,585	36,271
Decrease(increase)in:
Inventory	(39,281)	-
Accounts receivable	(13,055)	-
Other assets	6,773	9,697
Employee advances	-	17,266
Increase(decrease)in:
Accounts payable	52,145	6,600
Accrued liabilities	112,038	(29,733)
Accrued interest	4,824	419
Net cash used in operating activities	(482,295)	(441,212)
Cash flows from investing activities
Purchase of property and equipment	(1,500)	(1,601)
Net cash used in investing activities	(1,500)	(1,601)
Cash flows from financing activities
Payments on leased equipment	-	(3,173)
Proceeds from loans	556,416	238,790
Net proceeds from loans, related party	44,685	-
Repayment of loans	(34,294)	(41,218)
Issuance of stock	-	220,552
Deposits paid	-	(6,834)
Net cash provided by financing activities	566,807	408,117
Net increase (decrease) in cash	83,012	(34,696)
Foreign currency translation gain (loss)	2,765	1,417
Cash, beginning of period	9,428	47,461
Cash, end of period	$95,205	$14,182

SUPPLEMENTAL DISCLOSURES:
Interest	$(9,660)	$-
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock	$162,272	$209,579
Stock issued for loans payable, related party	$-	$114,200
Warrants issued for financing fees	$-	$53,617
Lease satisfied by forfeiture of deposit	$-	$53,617

See  Notes  to  Interim  Financial  Statements

ELGRANDE.COM INC.

Notes to Consolidated Interim Financial Statements

February 28, 2003

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has suffered material recurring losses from operations since inception.  At February 28, 2003, the Company has a working capital deficit of $1,676,563 an accumulated deficit of $8,044,541 and negative cash flows from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ELGRANDE.COM INC.

Notes to Consolidated Interim Financial Statements

February 28, 2003

Inventories

Inventory at February 28, 2003 consists of a variety of art works and other consumer products.

Inventories, consisting of art works, are recorded using the specific identification method and valued at the lower of cost or market value.  Inventory consisting of manufactured products are recorded using the first in first out method and valued at the lower of cost or market value.

NOTE 2 – COMMON STOCK AND WARRANTS

During the nine months ended February 28, 2003, the Company issued 3,500,000 shares of common stock for services valued at $140,000, and 500,000 shares of common stock for services valued at $20,000.  The Company also issued 69,413 shares of common stock for consulting services valued at $2,272.  All stock was issued at its fair market value at the date of grant.

NOTE 3 – STOCK OPTIONS

During the nine months ended February 28, 2003 the Company’s board of directors approved the Elgrande.com., Inc. 2003 Stock Options Plan.  The Company may issue up to 5,000,000 common stock options with a maximum per share price of $0.05.

During the nine months ended February 28, 2003, the Company did not issue any stock option from this plan.

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price
Outstanding at 5-31-00	1,935,000	$0.82
Granted	2,582,556	0.45
Exercised	(777,000)	0.45
Forfeited	(465,556)	0.45
Outstanding at 5-31-01	3,275,000	$0.63
Granted	350,000	0.10
Outstanding at 5-31-02	3,625,000	$0.61
Granted	-
Exercised	-
Forfeited	-
Outstanding at 2-28-03	3,625,000	$0.61
Options exercisable at 2-28-03	3,625,000	$0.61
Weighted average fair value of options granted during the year ended May 31, 2002	$0.05

NOTE 4 – NOTES AND DEBENTURES PAYABLE

Short-term Notes

During the nine months ended February 28, 2003, the Company’s officers loaned the Company $127,218 to fund continuing operations.  A short-term loan of $58,130 from the quarter ended August 31, 2002 was converted to a debenture with interest terms of 12% per annum.

During the nine months ended February 28, 2003, the Company also received a short-term loan of $556,416 from an individual with interest terms of 12% per annum and repayment to be made in either cash or common stock.

ELGRANDE.COM INC.

Notes to Consolidated Interim Financial Statements

February 28, 2003

NOTE 5 – INVESTMENT IN EUROPEAN SUBSIDIARY

In the quarter ended August 31, 2002, the Company invested $100,000 in its wholly owned European subsidiary, Elgrande Europe AG, stock of which has a par value of one euro.  The subsidiary was created to provide an operating presence in Europe. At February 28, 2003, there was no sales activity recorded in the European Company. Elgrande Europe AG has been consolidated in these financial statements.

ELGRANDE.COM, INC.

Form 10QSB

For the fiscal period ended February 28, 2003

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the other financial information included elsewhere in this report.

Certain statements contained in this report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the success and subsequent acceptance of new products; our ability to create, sustain, manage or forecast our growth;our ability to attract and retain key personnel; our ability to protect technology; changes in our business strategy or development plans; competition;demographic changes; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

Results of Operations

COMPARISON OF THE QUARTER ENDED FEBRUARY 28, 2003 AND 2002

In November 2002 the Company launched its wholesale division, European Sources Direct (ESD).  Since that time the Company has rapidly established wholesale sales representation in key US and Canadian regional giftware and home décor wholesale centers.  The Company has secured certain exclusive corporate and wholesale distribution rights for products within the USA, Canada and Mexico.  The Company has invested in product inventory to fulfill sales, to stock showrooms established in key market centers in the USA and Canada, and provide a minimum level of safety stock.  On February 28, 2003 the Company had inventory on hand of $38,921.  In March 2003 the Company ordered and paid for $118,726 of inventory that will arrive in the Company’s warehouse on or about the third week of April.

During the period January 2003 through early April 2003 the Company presented at regional trade shows in Dallas Texas, New York City, Denver Colorado, High Point North Carolina, Los Angeles California, Toronto Ontario and Montreal Quebec. The trade shows are an element of the Company’s market development and sales campaign designed to establish ESD in the North American wholesale market.

Wholesale market development has translated into recognized Sales Revenue and Pending Sales.  Sales Revenue accounts for sales of products that have been delivered to the customers.  Pending Sales are sales orders that have been received, but the product has not yet been shipped to the customer.  Pending Sales will be converted to Sales Revenue when the product is shipped.  The financial statements do not reflect Pending Sales as per GAAP.

For the quarter ended February 28, 2003, the Company had revenue of $19,317 versus $2,090 for the same period last year.  As at March 2003, the company has received approximately $200,000 in Pending Sales.  Current inventory on hand and inventory in transit will fulfill all of the pending sales orders.  In addition, it will establish a small reserve for existing customers’ re-orders needs and new customer business.  All pending sales orders are expected to be fulfilled within the month of April 2003.

ELGRANDE.COM, INC.

Form 10QSB

For the fiscal period ended February 28, 2003

Gross Profit for the quarter ending 28 February 2003 was $6,584 versus $273 as at 28 February 2002.  It has increased to 34 percent from 13 percent due to the initial stages of wholesale activity.

In summary, the Company has realized increased revenue, increased pending sales, and increased gross profits as a result of the wholesale activities.  Management expects sales revenue to continue to grow as the Company’s wholesale operation matures and the full potential of its presence in the marketplace is fully realized.

CHANGES IN FINANCIAL CONDITION

A summary of expenses for the quarter ended February 2003 compared to the same period in 2002 is as follows:

2003

2002

-------------

------------

Consulting

136,174

130,782

Marketing and public relations

3,489

3,496

Software and internet fees

2,768

3,313

Administration, legal and other

110,939

68,130

Depreciation and amortization

19,521

18,678

-------------

------------

272,891

224,399

========

=======

There were some changes in the Company’s financial condition.  Significant changes that warrant discussion include:

Consulting Fees

Consulting fees for the quarter ended February 28, 2003 were higher by $5,392 versus the quarter ended February 28,2002 due to increased activity in support of the Company’s wholesale activities.

Marketing and Public Relations

The Company incurred Marketing and Public Relations expenses of $3,489 in the quarter ended February 28, 2003 versus $3,496 for the quarter ending February 28, 2002. The expenses relate to the release and incurred cost for a number of news releases made in the quarter.

Administration, Legal and Other

This item increased by a net amount of $42,809 compared to the Quarter ended February 28, 2002.  This substantial increase relates to the Company’s wholesale activity.  The significant components of the net increase include travel and subsistence related to trade shows, negotiations with suppliers, establishing sales agency representation and providing sales training seminars.  Other wholesale expenses included printing catalogues, construction of tradeshow booths and shipping of samples to established showrooms.  In addition, salary expenses were incurred as a result of participation in these trade shows.  There were no comparable expenses in the same period last year.

Depreciation and Amortization

The expense is larger in the quarter ended February 28, 2003 than the amount from the same period last year due to a one-time adjustment in the method used to calculate depreciation.  This was the result of a policy change introduced during the Company’s audit for the period ending May 31, 2002.

ELGRANDE.COM, INC.

Form 10QSB

For the fiscal period ended February 28, 2003

LIQUIDITY AND CAPITAL RESOURCES

TRENDS LIKELY TO HAVE A MATERIAL IMPACT ON SHORT & LONG TERM LIQUIDITY

THE SUCCESS OF THE WHOLESALE LINE

Within the current quarter, the Company has established relationships with a network of 12 wholesale marketing agencies and representatives covering the North American market. The Company has also negotiated exclusive distribution agreements with suppliers that are providing the key products in the Company’s product line.  The ability of the Company to have rapidly established pan North American sales representation is a reflection of the strength of the product line and the business model.  Management expects that sales will continue to increase as the full potential of the sales agency coverage is realized and as the Company expands its range of products.  The continuous success of the wholesale division is expected to have a positive impact on the Company.

THE ADDITION OF PRODUCT TO THE RETAIL WEB SITE

The assumptions made by management regarding the value Artware Direct offers to artists has been borne out with the substantial number of artists who have agreed to sell their products through Artware Direct.  We believe that the potential for sales growth remains strong.  However, the ability of the Company to achieve sales growth is limited by the economic resources available to support marketing of the web site.

UNCERTAINTIES LIKELY TO HAVE A MATERIAL IMPACT ON SHORT & LONG TERM LIQUIDITY

Uncertainties and/or fluctuations in the marketplace have an impact on liquidity that cannot be quantified at this time.

INTERNAL AND EXTERNAL SOURCES OF CAPITAL

The Company has limited assets to sell in order to create short or long term liquidity.  Therefore the Company is dependant on a combination of external sources for funding and the developing trend to positive net cash flow to maintain liquidity.

The Company anticipates the need to develop sufficient inventory to meet sales demand.  Short term, the Company will have to rely on external sources for funding to support immediate inventory requirements.  Long-term, inventory build-up is planned to coincide with the Company’s ability to generate positive cash flow.  Until such time as the Company has positive cash flow on a monthly basis, the dependence on external capital will remain.

There are no guarantees that the Company will be able to raise external capital in sufficient amounts or on terms acceptable to the Company.  The ability of the Company to demonstrate a consistent trend of positive cash flow and profitable quarters may have a beneficial effect on liquidity.

ELGRANDE.COM, INC.

Form 10QSB

For the fiscal period ended February 28, 2003

TRENDS, EVENTS OR UNCERTAINTIES THAT HAVE HAD OR THAT ARE REASONABLY EXPECTED TO HAVE A MATERIAL IMPACT ON NET SALES OR REVENUES OR INCOME FROM CONTINUING OPERATIONS

OPERATING ACTIVITIES

Revenue has substantially increased over prior quarters.  As revenue grows, so does the potential for trends, events and uncertainties to influence future cash flow and revenue.

The Company’s wholesale activity is centered on procuring, importing, marketing and selling international products within the North American wholesale market.  The current principal countries of supply are Germany and China.  The Company has negotiated exclusivity of product supply and a currency accommodation with its principal suppliers.  This will secure for the Company a level of uniqueness of products in the marketplace and a reduction of exposure to foreign currency fluctuations between the Euro and US dollars.

Until such time as the Company is able to diversify its source of supply and range of product, interruptions in supply from manufacturers may have a negative impact on operations, as would any major reduction in consumer demand.

There are no known seasonal aspects that have a material effect on the financial condition or results of operations.

The Company generated negative cash flow from operating activities for the period from inception (April 8, 1998) through February 28, 2003.  The Company realized negative cash flow of $482,295 from operating activities for the nine months ended February 28, 2003 compared to negative cash flow of $441,212 from operating activities for the quarter ended February 28, 2002.

Upon the fulfillment of Pending Sales, the Company expects April 2003 to be its first cash-positive month of operations.

INVESTING ACTIVITIES

Investing activities for the period from inception through February 28, 2003 consisted primarily of the purchase of inventory, property & equipment and soft costs associated with the development of the Company’s wholesale activities and websites.

FINANCING ACTIVITIES

Since inception, the Company has financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others.  To date, we have raised approximately $5 million from the sale of common stock and have borrowed approximately $1,000,000 from investors and shareholders.  Funds from these sources have been used as working capital to fund the on-going development of the European Sources Direct wholesale division and the Artware Direct website.

The timing and amount of future capital requirements will depend on the demand for the Company’s products and services, and the availability of expansion opportunities through added products, geographical presence, strategic affiliations and other business relationships.

ELGRANDE.COM, INC.

Form 10QSB

For the fiscal period ended February 28, 2003

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

ELGRANDE.COM, INC.

Form 10QSB

For the fiscal period ended February 28, 2003

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

ELGRANDE.COM, INC.

Form 10QSB

For the fiscal period ended February 28, 2003

PART II - OTHER INFORMATION

ITEM  1

Legal  Proceedings

None

ITEM  2

Changes  in Securities

None

ITEM  3

Defaults  Upon Senior Securities

None

ITEM  4

Submission  of  Matters  to  a  Vote  of  Security  Holders

None

ITEM  5

Other  Information

None

ITEM  6

Exhibits and Reports on Form 8-K

(a)     EXHIBITS

No.

Description

99.1

Certification of Chief Executive Officer and Principal Financial Officer

Pursuant to 18 U.S.C. 1350.

(b)     Reports  on  Form  8-K  relating  to  the quarter ended February 28, 2003

The Company did not file any reports on Form 8-K during the quarter ended February 28, 2003.

ELGRANDE.COM, INC.

Form 10QSB

For the fiscal period ended February 28, 2003

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELGRANDE.COM, INC.

By:  /s/ Michael F. Holloran

-------------------------------------

Michael F. Holloran

President and Chief Executive Officer

(Principal Executive and Financial Officer)

Dated:  April 14, 2003

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

Date: April 14, 2003