Form 10KSB
period 2003-05-31
ELGRANDE COM INC
filed 2003-08-29
CIK 1073362

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the fiscal year ended May 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                               ELGRANDE.COM, INC.
                               ------------------
                 (Name of small business issuer in its Charter)

             Nevada                                    88-0409024
-----------------------------------                --------------------
(State or other jurisdiction of                     (I.R.S. Employer
Incorporation or organization)                     Identification No.)



150 Kootenay Street, Vancouver, B.C., Canada V5K 4R1
(Address of principal executive offices)

                     Issuer's telephone number: 604-689-0808

Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had revenues of $205,881 for the fiscal year ended May 31, 2003.

The aggregate market value of the Common Stock held by non-affiliates (based upon the last reported price on the bid-ask average on the OTC Bulletin Board) on August 8, 2003 was approximately $3,266,371.79. As of August 8, 2003, there were 37,287,201 shares of Common Stock outstanding.

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

GENERAL
Elgrande.com, Inc. ("Elgrande", the "Company", "we" or "us") commenced business operations in 1999 as an e-commerce company selling books, music and videos and has developed its proprietary ShopEngineTM software that gives retail and business consumers direct access to manufacturers and distributors. The distribution of books, music and videos was terminated in 2001, and the Company began using the ShopEngineTM technology to sell artware to consumers. In 2002 we commenced operations of our new wholesale division, specializing in designing, sourcing, importing, marketing and distributing products in the giftware, home decor and artware sectors. The Company operates two divisions: European Sources Direct (wholesale) and Artware Direct, utilizing the ShopEngineTM software (on-line catalogue wholesale). Transportation, logistics, supply chain management, customs clearance and landed cost capability are supplied by FedEx Trade Networks.

European Sources Direct (ESD) is the Company's new import and wholesale distribution division for quality European inspired giftware and home decor products. ESD's products are produced by small and mid-sized "export ready" manufacturers. ESD sells to North American retail stores through a network of experienced professional sales agencies and independent sales representatives.

Artware Direct is the Company's on-line catalogue of limited edition products sourced from pre-qualified artisans, artisan co-operatives and small specialty manufacturers from around the world. Artware Direct provides ESD's retail stores and their customers with access to unique artisanal and handcrafted products. Products are selected from an on-line catalogue and shipped direct to the retail location for sale or delivery to the retail customer.

The Company's business strategy is based on sourcing unique quality giftware, home decor and artware products and selling principally in the North American market. The strategy is being pursued through complimentary traditional wholesale and on-line catalogue sales channels that management believes will deliver long-term shareholder value.

The Company's wholesale division, European Sources Direct (ESD), imports, inventories, markets and distributes giftware and home decor products within North America. ESD also actively works with selected artists and manufacturers to design and manufacture selected products. The ability to be directly involved in the design and production of products places ESD in a leading edge position to stay ahead of the market curve. The principal products currently carried and being distributed by the Company's wholesale division include the "Love Plate" line of designer tableware from Plates GmbH, a division of Germany's largest glass producer Walther Glass GmbH & Co. KG, and the Classic Minicooler produced by Traxon Industries of Hong Kong. Additional products include designer glassware from

International Midland Products of Holland, IVAT SRL of Italy and A. M. Glass International of India, frescos from ABA Dal Bianco Ennio of Italy, ceramics from Bellini PIU ceramiche Oggetti D'Arredamento of Italy, reproduction renaissance tiles from Ceramiche Saca of Italy and leather accessories from Out of Asia Ltd. of Hong Kong.

The Company's on-line catalogue division, Artware Direct (AD), sells artware produced by international artisans to North American retail stores and their retail customers. Purchases are made through the retail store and the selected product is delivered to the store for pick-up by the customer. This allows the retail store to manage the customer relationship and provides the store with a virtual inventory of unique limited edition products.

The traditional wholesale market is by far the larger of our two divisions. We believed that this division offers more revenue potential and is accordingly being preferentially developed. The AD division is important, however, in that it provides access to "fresh" design concepts through AD artisanal suppliers, which enhances the ability of the ESD division to develop, produce and introduce new products.

Elgrande's ESD division launched on schedule in September 2002. Sales agency Representation Agreements have been signed in Dallas, Los Angeles, New York, Denver, Chicago, Atlanta, Seattle, San Francisco and across Canada. The agency sales territories cover 82 percent of the US and Canadian population. Showrooms have been established in Atlanta, Chicago, Denver, Los Angeles, Montreal, NYC, San Francisco and Seattle.

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

To address these risks, we must, among other things, increase our supplier and customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade our technology and transaction-processing systems, provide superior customer service and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

Through the early stages of development and until our wholesale business and ShopEngineTM is fully deployed, expenses will exceed revenues generated. We expect to use funding options to offset operating losses. If such net proceeds, together with cash generated by operations, are insufficient to fund future operating losses, we will be required to raise additional funds. There can be no assurance that such financing will be available in amounts or on terms acceptable to us, if at all.

WE WILL BE REQUIRED TO RAISE SUBSTANTIAL AMOUNTS OF CAPITAL

We will be required to raise substantial amounts of capital to continue development and commercialization of our existing wholesale business and ShopEngineTM, and there is no assurance that we will be able to raise this additional required capital.

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

Risk  Factors  Associated  with  the  Industry

DEPENDENCE ON ACCEPTANCE OF PRODUCT IN THE WHOLESALE MARKET
The Company's future growth and success will substantially depend on its success in introducing and selling product in the North American giftware and home decor wholesale markets. While the Company has enjoyed strong initial success, there is no guarantee that it can continue to source and introduce new products that have strong market appeal and sufficient margins and sales to support and grow the business. The resources required to support product development are not insignificant and their availability will depend on the ongoing success of the business. There can be no guarantee or assurance that the Company will be able to sustain this activity or that the activity will provide the products necessary to advance the Company.

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

EMPLOYEES

We currently have thirteen employees, consisting of one V.P. of Sales, one Controller, five sales staff, four administrative clerks, one network administrator, one database manager, and two consultants, consisting of the President and the Director for Marketing. We plan to hire additional employees, particularly for sales and marketing, to assist in our wholesale program.

ITEM  2.     PROPERTIES

Our executive headquarters is located at 1450 Kootenay Street Vancouver, B.C. We have entered into a lease for our premises of approximately 5,400 square feet, with a term commencing August 1, 2003 and expiring on July 31, 2006. The lease provides for a base rent of $4,500 per month. Pursuant to the lease, we are also responsible for additional rents for building operating costs. We believe that the premises are adequately insured.

ITEM  2.     LEGAL PROCEEDINGS

We are not currently involved in any litigation, nor do we know of any threatened litigation against us that would have a material effect on our financial condition.

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

None.

                                     PART II

ITEM  5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
             MATTERS

Our Common Stock has traded on the OTC Bulletin Board since October 5, 1999. Our trading symbol is "EGND". Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Effective August 11, 2003, we implemented a 10-for-1 reverse split of our common stock. Therefore, the new trading symbol effective August 11, 2003 is "EGDE". The following sets forth the range of high and low bid information for the quarterly periods indicated as reported by the National Quotation Bureau:

                                          BID
                               --------------------------
                                    LOW          HIGH
                               ------------  ------------
2001
----
First Quarter                      $0.11        $0.33
Second Quarter                     $0.05        $0.15
Third Quarter                      $0.04        $0.12
Fourth Quarter                     $0.04        $0.13

2002
----
First Quarter                      $0.03        $0.11
Second Quarter                     $0.03        $0.09
Third Quarter                      $0.02        $0.04
Fourth Quarter                     $0.01        $0.03

2003
----
First Quarter                      $0.02        $0.06
Second Quarter                     $0.01        $0.05



Securities Authorized for Issuance under Equity Compensation Plans

     The following table sets forth information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights.

                      A                  b                  c
Plan category         Number of          Weighted-average   Number of
                      securities to be   exercise price of  securities
                      issued upon        outstanding        remaining
                      exercise of        options, warrants  available for
                      outstanding        and rights         future issuance
                      options, warrants                     under equity
                      and rights                            compensation plans
--------------------  -----------------  -----------------  ------------------
Equity                       NA                  NA                NA
compensation plans
approved by
security holders
--------------------  -----------------  -----------------  ------------------
Equity                   3,640,000            $0.61              3,555,172
compensation plans
not approved by
security holders
--------------------  -----------------  -----------------  ------------------
Total                    3,640,000            $0.61              3,555,172

HOLDERS

As of August 8, 2003, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 167.

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

RECENT SALES OF UNREGISTERED SECURITIES The following table sets forth information with respect to all securities of the Company sold in its fiscal years ended May 31, 2002 and 2003, without registration of the securities under the Securities Act of 1933. The information includes the names of purchasers, date of issue, number of shares issued or shares into which warrants are convertible, the exercise price and expiration date of warrants, and the consideration received by the Company for the issuance of the shares or warrants. The securities so sold are believed by the Company to be exempt from registration under either Regulation S or Rule 506 under the Securities Act of 1933.

                                                                      Number of
                                                                      Shares
                                                      Purchase or     Purchased
                                                      Exercise Price  Purchasable    Expiration
                                         Type of      (USD            Upon Exercise  Date(WTS) or
Name                   Date of Issue     Security     Per Share)      or Conversion  Duedate(DEB)
---------------------  -------------     -----------  --------------  -------------  ------------
C. Goddard                     8/01      Common Stock     0.05           400,000
M. Holloran              8/01-10/01      Common Stock     0.03         2,180,352
P. Morford               8/01-10/01      Common Stock     0.03         2,180,352
R. Isaac                       7/01      Common Stock     0.05           180,556
C. Murphy                     10/01      Common Stock     0.03           244,186
T. Simons                     11/01      Common Stock     0.036        2,777,778
M. Morford                     2/02      Common Stock     0.026          357,692
M. Morford                     4/02      Common Stock     0.06            66,666
D P Martin & Assoc             3/02      Common Stock     0.070        1,000,000
S. Jackson                     3/02      Common Stock     0.045        1,111,111
Charles Van Musscher           4/02      Common Stock     0.040          250,000
Jennifer Morford               5/02      Common Stock     0.025          384,615
Stockreporter Ltd.             5/02      Common Stock     0.060          650,000
Ernest Perich                  5/02      Common Stock     0.065          461,538
Maureen Morford                7/02      Common Stock     0.032          424,358
Carol Murphy                   8/03      Common Stock     0.0414          74,517
Robert Issac                   8/03      Common Stock     0.0414          74,517

T.  Simons                    12/00         Debenture  (1)             1,000,000       Dec,  2002
S.  Jackson                    1/01         Debenture                  1,000,000       Jan,  2003
M.  Holloran                   2/01         Debenture                  1,000,000       Feb,  2003
S.  Jackson                    3/01         Debenture                  1,250,000       Mar,  2003
R.  Isaac                      3/01         Debenture                    315,200       Mar,  2003
C.  Murphy                     3/01         Debenture                    157,600       Mar,  2003
D.  Rose                       3/01         Debenture                    175,000       Mar,  2003
D.  Rose                       5/01         Debenture                  1,022,300       May,  2003
V.  Davidson                   2/02         Debenture                  1,750,000       Feb,  2003
M.  Holloran                   9/02         Debenture                  2,906,450       Sept, 2003


(1) Stock equivalent upon debenture conversion as at closing price on August 9, 2003 ($0.02).

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations for 2003 and 2002

COMPARISON OF THE YEARS ENDED MAY 31, 2003 AND 2002

In November 2002 the Company launched its wholesale division, European Sources Direct (ESD). Since that time the Company has rapidly established wholesale sales representation in key US and Canadian regional giftware and home decor wholesale centers. The Company has secured certain exclusive corporate and wholesale distribution rights for products within the USA, Canada and Mexico. The Company has invested in product inventory to fulfill sales, to stock showrooms established in key market centers in the USA and Canada, and provide a minimum level of safety stock. On May 31, 2003 the Company had inventory on hand of $63,037, at the same time had paid for $62,089 of inventory that arrived in the Company's warehouse on or about the third week of June.

Revenues from wholesale activity only include product that has been shipped. Pending sales include sales orders that have been received, but where the product has not been shipped. Our financial statements do not reflect pending sales as per GAAP.

For the year ended May 31, 2003, the Company had revenue of $205,881 versus $21,625 for the same period ending last year. Fourth quarter activity accounted for revenue of approximately $169,000.

Gross Profit for the year ending May 31, 2003 was $56,672 versus $(1,734) as at May 31, 2002. The current positive gross profit of 29 percent is due to the wholesale activity.

CHANGES IN FINANCIAL CONDITION

A summary of expenses for the year ended May 31, 2003 compared to the same period in 2002 is as follows:

                                              2003             2002
                                             ------           ------
     Consulting                              438,681          552,247
     Marketing and public relations           38,757           84,167
     Software and internet fees                9,021           13,648
     Administration, legal and other         582,916          475,704
     Depreciation and amortization           141,447          140,887
                                           ---------        ---------
                                           1,210,822        1,266,653
                                           =========        =========

There were some changes in the Company's financial condition. Significant changes that warrant discussion include:

Consulting Fees

Consulting fees for the year ended May 31, 2003 were lower by $113,566 versus the year ended 2002 due to the reduction in consulting contracts.

Marketing and Public Relations

The Company incurred Marketing and Public Relations expenses of $38,757 in the year ending May 31, 2003 versus $84,167 for the year ending May 31, 2002. The expenses relate to the release and incurred cost for a number of news releases made in the year.

Administration, Legal and Other

This item increased by a net amount of $107,212 compared to the year ending May 31, 2002. This substantial increase relates to the Company's wholesale activity. The significant components of the net increase include travel and subsistence related to trade shows, negotiations with suppliers, establishing sales agency representation and providing sales training seminars. Other wholesale expenses included printing catalogues, construction of tradeshow booths and shipping of samples to established showrooms. In addition, salary expenses were incurred as a result of participation in these trade shows. There were no comparable expenses in the same period last year.

Depreciation and Amortization

The expense is larger in the year ending May 31, 2003 than the amount from the same period last year due to a one-time adjustment in the method used to calculate depreciation. This was the result of a policy change introduced during the Company's audit for the period ending May 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

TRENDS LIKELY TO HAVE A MATERIAL IMPACT ON SHORT & LONG TERM LIQUIDITY

THE SUCCESS OF THE WHOLESALE LINE

Within the current fiscal year, the Company has established relationships with a network of 12 wholesale marketing agencies and representatives covering the North American market. The Company has also negotiated exclusive distribution agreements with suppliers that are providing the key products in the Company's product line. The ability of the Company to have rapidly established pan North American sales representation is believed by the Company to be a reflection of the strength of the product line and the business model. Management believes, although there is no assurance that this will be the case, that sales will continue to increase as the full potential of the sales agency coverage is realized and as the Company expands its range of products.

THE ADDITION OF PRODUCT TO THE WEB SITE

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

The Company anticipates the need to develop sufficient inventory to meet sales demand. Short term, the Company will have to rely on external sources for funding to support immediate inventory requirements. Long-term, inventory build-up is planned to coincide with the Company's ability to generate positive cash flow. Until such time as the Company has positive cash flow on a monthly basis, the dependence on external capital will remain.

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

The Company's wholesale activity is centered on procuring, importing, marketing and selling international products within the North American wholesale market. The current principal countries of supply are Germany and China. The Company has negotiated exclusivity of product supply and a currency accommodation with its principal suppliers. This will secure for the Company a level of uniqueness of products in the marketplace and a reduction of exposure to foreign currency fluctuations between the Euro and US dollars.

Until such time as the Company is able to diversify its source of supply and range of product, interruptions in supply from manufacturers may have a negative impact on operations, as would any major reduction in consumer demand.

There are no known seasonal aspects that have a material effect on the financial condition or results of operations.

The Company generated negative cash flow from operating activities for the period from inception (April 8, 1998) through May 31, 2003. The Company realized negative cash flow of $742,297 from operating activities for the twelve months ending May 31, 2003 compared to negative cash flow of $770,549 from operating activities for the year ending May 31, 2002.

INVESTING ACTIVITIES

Investing activities for the period from inception through May 31, 2003 consisted primarily of the purchase of inventory, property and equipment and soft costs associated with the development of the Company's wholesale activities and websites.

FINANCING ACTIVITIES

Since inception, the Company has financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we have raised approximately $6 million from the sale of common stock and have borrowed approximately $1,200,000 from investors and shareholders. Funds from these sources have been used as working capital to fund the on-going development of the European Sources Direct wholesale division and the Artware Direct website.

The timing and amount of future capital requirements will depend on the demand for the Company's products and services, and the availability of expansion opportunities through added products, geographical presence, strategic affiliations and other business relationships.

ITEM  7.     FINANCIAL  STATEMENTS

Financial statements of the Company meeting the requirements of Regulation S-B are filed on the succeeding pages as listed below:

                                ELGRANDE.COM INC.
                       CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2003




                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111

                                ELGRANDE.COM INC.

                                TABLE OF CONTENTS




 INDEPENDENT AUDITOR'S REPORT                                                1

 FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                             2

     Consolidated Statements of Operations and Comprehensive Income (Loss)   3

     Consolidated Statement of Stockholders' Equity (Deficit)                4

     Consolidated Statements of Cash Flows                                   5

 NOTES TO FINANCIAL STATEMENTS                                               6

Board of Directors
Elgrande.com Inc.
1040 Hamilton Street
Vancouver, British Columbia
Canada V6B 2R9

                          Independent Auditor's Report
                          ----------------------------

We have audited the accompanying consolidated balance sheets of Elgrande.com Inc. as of May 31, 2003 and 2002 and the related consolidated statements of operations and comprehensive income (loss), cash flows, and stockholders' equity (deficit) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elgrande.com Inc. as of May 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has accumulated substantial losses and substantial debt. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
July 11, 2003

                                                      ELGRANDE.COM INC.
                                                 CONSOLIDATED BALANCE SHEETS

                                                                                        May 31,                May 31,
                                                                                         2003                   2002
                                                                                  -------------------    -------------------
A S S E T S
  CURRENT ASSETS
    Cash                                                                                 $    20,602            $     9,428
    Accounts receivable                                                                       93,918                     --
    Deposits                                                                                  62,089                     --
    Inventory                                                                                 63,037                     --
    Employee expense advances                                                                  5,055                 17,585
    GST tax refundable                                                                        11,390                  7,858
                                                                                         -----------            -----------
        TOTAL CURRENT ASSETS                                                                 256,091                 34,871
                                                                                         -----------            -----------
  PROPERTY AND EQUIPMENT
    Computer hardware                                                                         97,972                 97,972
    Furniture and fixtures                                                                    62,591                 62,591
    Database and software                                                                    545,645                545,645
    Less accumulated depreciation and amortization                                          (611,391)              (470,135)
                                                                                         -----------            -----------
        TOTAL PROPERTY AND EQUIPMENT                                                          94,817                236,073
                                                                                         -----------            -----------
  OTHER ASSETS
    Deposits                                                                                  11,448                 11,448
                                                                                         -----------            -----------
        TOTAL OTHER ASSETS                                                                    11,448                 11,448
                                                                                         -----------            -----------
   TOTAL ASSETS                                                                          $   362,356            $   282,392
                                                                                         ===========            ===========
L I A B I L I T I E S   &   S T O C K H O L D E R S '   E Q U I T Y ( D E F I C I T )
  CURRENT LIABILITIES
    Accounts payable                                                                     $   480,386            $   409,969
    Accrued liabilities                                                                      316,966                150,408
    Accrued interest                                                                           9,284                    232
    Debentures                                                                               128,096                136,811
    Loans payable                                                                            896,406                283,686
    Debentures and loans payable, related parties                                            261,202                108,269
                                                                                         -----------            -----------
        TOTAL CURRENT LIABILITIES                                                          2,092,340              1,089,375
                                                                                         -----------            -----------
  COMMITMENTS AND CONTINGENCIES                                                               10,000                 10,000
                                                                                         -----------            -----------
  STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, 200,000,000 shares authorized,
        $.001 par value; 35,402,822 and 29,580,253 shares
        issued and outstanding, respectively                                                  35,402                 29,580
    Stock options and warrants                                                               708,244                708,244
    Additional paid-in capital                                                             5,867,983              5,617,820
    Accumulated deficit                                                                   (8,345,618)            (7,169,907)
    Accumulated other comprehensive income (loss)                                             (5,995)                (2,720)
                                                                                         -----------            -----------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                  (1,739,984)              (816,983)
                                                                                         -----------            -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                 $   362,356            $   282,392
                                                                                         ===========            ===========

   The accompanying notes are an integral part of these financial statements.

                                ELGRANDE.COM INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                                                 Year Ended May 31,
                                                                                         ---------------------------------
                                                                                              2003                 2002
                                                                                         ------------         ------------
R E V E N U E S
     Product sales                                                                       $    205,881         $     21,625
     Commissions                                                                                   --                  435
                                                                                         ------------         ------------
                                                                                              205,881               22,060
COST OF REVENUES                                                                              146,209               23,794
                                                                                         ------------         ------------
GROSS PROFIT (LOSS)                                                                            59,672               (1,734)
                                                                                         ------------         ------------
E X P E N S E S
     Consulting fees                                                                          438,681              552,247
     Legal and professional fees                                                              211,833              165,322
     Salaries                                                                                 199,045              133,495
     Depreciation and amortization                                                            141,447              140,887
     Office and administration                                                                 65,863               26,222
     Travel and entertainment                                                                  39,707               14,642
     Marketing and public relations                                                            38,757               84,167
     Rent                                                                                      31,315               37,684
     Bad debts                                                                                 17,585               86,813
     Communication                                                                             14,644               11,376
     Software and internet services                                                             9,021               13,648
     Database construction and maintenance                                                      2,924                  150
                                                                                         ------------         ------------
        TOTAL OPERATING EXPENSES                                                            1,210,822            1,266,653
                                                                                         ------------         ------------
LOSS FROM OPERATIONS                                                                       (1,151,150)          (1,268,387)

OTHER INCOME (EXPENSE)
     Debt forgiveness                                                                              --              128,185
     Interest income                                                                              231                   63
     Interest expense                                                                         (24,792)             (73,052)
                                                                                         ------------         ------------
        TOTAL OTHER INCOME (EXPENSE)                                                          (24,561)              55,196
                                                                                         ------------         ------------
NET LOSS                                                                                   (1,175,711)          (1,213,191)

OTHER COMPREHENSIVE INCOME (LOSS)
     Foreign currency translation gain (loss)                                                  (3,275)               6,011
                                                                                         ------------         ------------
COMPREHENSIVE LOSS                                                                       $ (1,178,986)        $ (1,207,180)
                                                                                         ============         ============


     BASIC AND DILUTED NET LOSS PER COMMON SHARE                                         $      (0.03)        $      (0.05)
                                                                                         ============         ============

     WEIGHTED AVERAGE NUMBER OF
        COMMON STOCK SHARES OUTSTANDING,
        BASIC AND DILUTED                                                                  34,218,802           22,974,717
                                                                                         ============         ============

   The accompanying notes are an integral part of these financial statements.

ELGRANDE.COM INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                      Common Stock
                                              -----------------------------
                                                                                                     Stock
                                                                              Additional            Options
                                                 Number                         Paid-in               and           Accumulated
                                                of Shares         Amount        Capital             Warrants          Deficit
                                              -------------    ------------    -----------        ------------      ------------



 Balance, May 31, 2001                       15,927,148     $    15,927       $ 5,009,247         $   635,951       $(5,956,716)

 Issuance of common stock for services
      at an average of $0.06 per share        3,444,427           3,444           225,850                  --                --

 Issuance of common stock for cash
      at $0.04 per share                      9,498,693           9,499           338,526                  --                --

 Warrants issued for financing                       --              --                --              53,617                --

 Stock issued for debt at an
      average of $0.04 per share                709,985             710            44,197                  --                --

 Options issued for services                         --              --                --              18,676                --

 Loss for the year ended May 31, 2002                --              --                --                  --        (1,213,191)

 Foreign currency translation gain                   --              --                --                  --                --
                                            -----------     -----------       -----------         -----------        -----------

 Balance, May 31, 2002                       29,580,253          29,580         5,617,820             708,244        (7,169,907)

 Stock issued for consulting services
      at $0.04 per share                      2,253,156           2,253           111,460                  --                --

 Stock issued for services at $0.03
      per share                                  69,413              69             2,203                  --                --

 Stock issued for services at $0.04 per
      share                                   3,500,000           3,500           136,500                  --                --

 Loss for the year ended May 31, 2003                --              --                --                  --        (1,175,711)


 Foreign currency translation gain (loss)            --              --                --                  --                --
                                            -----------     -----------       -----------         -----------        -----------

 Balance, May 31, 2003                       35,402,822     $    35,402       $ 5,867,983         $   708,244       $(8,345,618)
                                            ===========     ===========       ===========         ===========        ===========

                                                   Accumulated               Total
                                                      Other              Stockholders'
                                                   Comprehensive            Equity
                                                   Income (Loss)           (Deficit)
                                                --------------------   ----------------
 Balance, May 31, 2001                             $    (8,731)         $  (304,322)

 Issuance of common stock for services
      at an average of $0.06 per share                      --              229,294

 Issuance of common stock for cash
      at $0.04 per share                                    --              348,025

 Warrants issued for financing                              --               53,617

 Stock issued for debt at an
      average of $0.04 per share                            --               44,907

 Options issued for services                                --               18,676

 Loss for the year ended May 31, 2002                       --           (1,213,191)

 Foreign currency translation gain                       6,011                6,011
                                                    -----------          -----------

 Balance, May 31, 2002                                  (2,720)            (816,983)

 Stock issued for consulting services
      at $0.04 per share                                    --              113,713

 Stock issued for services at $0.03
      per share                                             --                2,272

 Stock issued for services at $0.04 per
      share                                                 --              140,000

 Loss for the year ended May 31, 2003                       --           (1,175,711)


 Foreign currency translation gain (loss)               (3,275)              (3,275)
                                                    -----------          -----------

 Balance, May 31, 2003                             $    (5,995)         $(1,739,984)
                                                    ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                                                     ELGRANDE.COM INC.
                                           CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              Year Ended May 31,
                                                                                      ----------------------------------
                                                                                          2003                 2002
                                                                                      ------------         ------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                                    $(1,175,711)          $(1,213,191)
          Adjustments to reconcile net loss
             to net cash used by operating activities:
                Services paid by issuance of common stock and options                      255,986               246,794
                Options issued for compensation                                                 --                 1,176
                Warrants issued for financing fees                                              --                53,617
                Allowance for bad debts                                                     17,585                86,813
                Depreciation and amortization                                              141,447               140,887
                Forgiveness of debt                                                             --              (128,185)
             Increase in:
                Accounts receivable                                                       (111,503)                   --
                Deposits                                                                   (62,089)                   --
                Inventory                                                                  (63,037)                   --
                Other assets                                                                (3,532)               (1,109)
                Accrued liabilities                                                        166,558                96,724
                Accrued interest                                                             9,052                    --
                Accounts payable                                                            70,417               (60,562)
                Commitments and contingencies                                                   --                10,000
             Decrease in:
                Employee advance receivable                                                 12,530                    --
                Accrued interest                                                                --                (3,513)
                                                                                       -----------             ---------
          Net cash used in operating activities                                           (742,297)             (770,549)
                                                                                       -----------             ---------
      CASH FLOWS FROM INVESTING ACTIVITIES:
          Payments on capital lease                                                             --                (9,852)
          Purchase of property and equipment                                                  (191)               (4,663)
          Refund of deposit on leased property                                                  --                 6,716
                                                                                       -----------             ---------
          Net cash used in investing activities                                               (191)               (7,799)
                                                                                       -----------             ---------
      CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from loans                                                              875,093               416,097
          Repayment of loans                                                              (114,745)              (20,000)
          Issuance of stock                                                                     --               348,025
                                                                                       -----------             ---------
          Net cash provided by financing activities                                        760,348               744,122
                                                                                       -----------             ---------
      Net increase (decrease)  in cash                                                      17,860               (34,226)
          Foreign currency translation gain (loss)                                          (6,686)               (4,019)
      Cash, beginning of period                                                              9,428                47,673
                                                                                       -----------             ---------
      Cash, end of period                                                              $    20,602             $   9,428
                                                                                       ===========             =========
      SUPPLEMENTAL DISCLOSURES:
          Cash paid for interest and income taxes:
             Interest                                                                  $    15,508             $      --
                                                                                       ===========             =========
             Income taxes                                                              $        --             $      --
                                                                                       ===========             =========
      NON-CASH INVESTING AND FINANCING ACTIVITIES:
          Options issued for compensation                                              $        --             $   1,176
          Debt converted to stock                                                      $        --             $  44,907
          Services paid by issuance of stock and options                               $   255,986             $ 246,794
          Warrants issued for financing fees                                           $        --             $  53,617

   The accompanying notes are an integral part of these financial statements.

                               ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2003

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Elgrande.com Inc., formerly Intellicom Internet Corp (hereinafter, "the Company"), was incorporated in April 1998 under the laws of the State of Nevada. Through the year ended May 31, 2001, the Company was primarily involved in developing and marketing internet applications, specifically for books, software, audio and video media, and computer games. During the year ended May 31, 2003, the Company changed its focus and now is operating the ShopEngine.net website which markets arts and crafts from around the world. In addition, the Company, doing business as European Sources Direct, has an exclusive distributorship for gift and tableware from a German glass company. The name change to Elgrande.com Inc. was effective on September 19, 1998. The Company maintains an office in Vancouver, British Columbia, Canada.

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

                               ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern (continued)
------------------------
As shown in the accompanying financial statements, at May 31, 2003 the Company has an accumulated deficit of $8,345,618, and current liabilities in excess of current assets by $1,836,249. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently implementing its new business plan which will, if successful, mitigate these factors. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Earnings Per Share
------------------
The Company has adopted Statement of Financial Accounting Standards Statement
(SFAS) NO. 128, Earnings Per Share. Basic loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive. As of May 31, 2003, The Company had convertible debt of $169,400, which is included in notes payable and considered to be antidilutive.

Cash and Cash Equivalents
-------------------------
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision for Taxes
-------------------
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

                               ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Provision for Taxes (continued)
------------------------------
At May 31, 2003, the Company had net deferred tax assets of approximately $2,300,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at May 31, 2003.

At May 31, 2003, the Company has net operating loss carryforwards of approximately $6,600,000, which expire in the years 2019 through 2021. The Company recognized approximately $1,370,000 of losses for the issuance of common stock, options and warrants for services in 2001, 2002, and 2003, which were not deductible for tax purposes.

Reclassification
----------------
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts for cash, deposits, prepaid expenses, receivables, accounts payable, loans and notes payable, accrued liabilities, and convertible debt approximate their fair value.

Use of Estimates
----------------
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

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

Foreign Currency Translation Gains/losses
-----------------------------------------
The Company has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year, except gains or losses relating to long-term debt, which are deferred and amortized over the remaining term of the debt. Non-monetary assets, liabilities and items recorded in income

                               ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation Gains/losses (continued)
----------------------------------------------------
arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

Advertising Costs
-----------------
Advertising costs are charged to operations as incurred.

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees
-------------------------------------------------------------------------------
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Revenue and Cost Recognition
----------------------------
During the year ended May 31, 2002, the Company expanded its focus from the exclusive direct selling of merchandise to, in addition, being an agent for multiple international artisans. As such, its policy for revenue recognition has been revised to recognize its status as an agent for these artisans. As an agent, the Company recognizes its commissions when earned. Commissions are earned by the Company when an order is placed on its website, as immediate payment by credit card is required. Notification to an artisan is immediate and acknowledgement of the order is required within two days. Shipment of an item from the artisan to the purchaser is required within 15 days, and at that time, payment is sent from the Company to the artisan for the full amount less the commission retained, which ranges from 15% to 20% of the purchase price.

Revenues and costs from direct selling of merchandise are recognized at the time of sale of the Company's products. The Company recognizes revenue for product sales, net of any promotional gift certificates, when the products are shipped and title passes to customers. Outbound shipping charges are included in net sales collected by the Company. The Company currently provides no allowance for sales returns based on historical experience.

Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with service revenues and marketplace business. See Note 9.

Recent Accounting Pronouncements
--------------------------------
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were

                               ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)
-------------------------------------------
classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" (hereinafter "SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. As the Company accounts for stock-based compensation using the method prescribed in SFAS No. 123, the adoption of SFAS No. 148 has no impact on the Company's financial condition or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is effective for activities after December 31, 2002. There has been no impact on the Company's financial position or results of operations from adopting SFAS No. 146.

                               ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Instruments
----------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

At May 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Research and Development
------------------------
Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Impairments are recognized in operating results when a permanent diminution in value occurs.

Inventory
---------
Inventories, consisting of products available for sale, are recorded using the first-in first-out identification method and valued at the lower of cost or market value. Inventory at May 31, 2003 consists of gift and tableware for resale with a recorded cost of $63,037.

Short term Deposits
-------------------
The Company's supplier required prepayment for products ordered. The amount of $62,089 represents inventory ordered and prepaid but not received at May 31, 2003. This amount was paid by the company's President and is recorded as a related party liability.

                               ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income
--------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130. "Reporting Comprehensive Income" (hereinafter "SFAS No. 130"). SFAS No. 130 established standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS No. 130 is effective for periods beginning after December 15, 1997. The Company adopted this accounting standard, and its adoption had no effect on the Company's financial statement and disclosures.


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation and amortization are three and five years.

Depreciation and amortization expense, related to property and equipment for the years ended May 31, 2003 and 2002, were $141,447 and $140,887, respectively.


NOTE 4 - INTANGIBLE ASSETS

The Company adopted SOP 98-1 as amplified by EITF 00-2, "Accounting for Web Site Development costs." In accordance with the adoption, the Company capitalized $545,645 in web site development costs, which is the contractual cost of data base software purchased from an independent software supplier. No portion of this software was internally developed and, accordingly, there are no internal costs associated with this software which were charged to research and development. Consistent with SOP 98-1, the costs of this software--which was purchased solely for internal use and will not be marketed externally--have been capitalized. Capitalized costs are amortized on the straight line basis over five years. Amortization expense for the years ended May 31, 2003 and 2002 was $109,129 each year.


NOTE 5 - COMMON STOCK AND WARRANTS

During the year ended May 31, 2003, the Company issued 2,253,156 shares of common stock for consulting services valued at $113,713, and 3,569,413 shares for services valued at $142,272. No warrants were issued, exercised or forfeited during the period ending May 31, 2003.

During the year ended May 31, 2002, the Company issued 9,498,693 shares of common stock at $0.04 per share, 709,985 shares for debt at $44,907 and 3,444,427 shares for services valued at $229,294. No warrants were issued or exercised during the period ending May 31, 2002.

                               ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2003


NOTE 5 - COMMON STOCK AND WARRANTS (CONTINUED)

During the years ended May 31, 2003 and 2002, all stock issued for other than cash was valued at the fair market value of the stock at the date of grant.

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

During the year ended May 31, 2000, the Company received $800,000 in cash for 500,000 shares of common stock with 1,000,000 warrants attached. The stock was valued at $1.28 per share and the warrants at an average value of $0.16 per warrant.

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

NOTE 6--STOCK OPTIONS

During the year ended May 31, 2003 the Company's Board of Directors approved the Elgrande.com Inc. 2003 Stock Option Plan. This plan allows the Company to distribute up to 5,000,000 shares of common stock at a maximum offering price of $0.05 per share.

                               ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2003


NOTE 6--STOCK OPTIONS (CONTINUED)

During the year ended May 31, 2003, the Company did not issue any new stock options. Additionally, no options were exercised, and 15,000 options that were issued in 2002 vested.

During the year ended May 31, 2002, the Company issued 380,000 stock options for professional services valued at $18,676. The fair value of the options issued was estimated using the Black Scholes Option Price Calculator assuming risk free interest of 5%, volatility ranging from 160% to 319%, a term of 5 years and an equity price of $0.05. Of the 380,000 options, 350,000 are fully vested at May 31, 2003. The remaining 30,000 options are vested 50% at May 31, 2003 with the remaining 50% to be vested on May 31, 2004.

The Company has adopted the Elgrande.com Inc. 1998 Directors and Officers Stock Option Plan and the Elgrande.com Inc. 1999 Stock Option Plan and the 2001 Stock Option Plan. These plans allow the Company to distribute up to 9,000,000 shares of common stock. Options issued under the 1999 plan increased to 220,000 shares exercisable at $3.00 per share before June 2000. Options issued under the 1998 plan amount to 850,000 valued at $50,000 for services. The total outstanding options issued from there Plans is 3,655,000.

                               ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2003


NOTE 6--STOCK OPTIONS (CONTINUED)

The fair value of each of the above options granted was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made to estimate fair value: the risk-free interest rate is 5%, volatility is 50%, and the expected life of the options is five years.

The following is a summary of stock option activity:

                                                                                          Weighted
                                                                                          Average
                                                                     Number of            Exercise
                                                                       Shares              Price
                                                                     ------------       -------------
Outstanding at May 31, 2001                                            3,275,000       $  0.63
Granted                                                                  380,000          0.33
                                                                     ------------       -------------
Outstanding at May 31, 2002                                            3,655,000       $  0.61
                                                                     ============       =============
Outstanding at May 31, 2003                                            3,655,000       $  0.61
                                                                     ============       =============
Options exercisable at May 31, 2003                                    3,640,000       $  0.61
                                                                     ============       =============
Weighted average fair value of options granted during 2003           $      0.00

NOTE 7 - RELATED PARTIES

During the year ended May 31, 2003 two of the Company's officers loaned funds to the Company in the amount of $255,093. These amounts are uncollateralized, due on demand, and bear no interest.

During the year ended May 31, 2002 two of the Company's officers loaned funds to the Company in the net amount of $69,629. These amounts are uncollateralized, due on demand, and bear no interest. The aforementioned officers also purchased convertible debentures under the same terms as third-party investors in the amount of $38,640. See Note 10.

Certain consultants who received common stock under the Company's non-qualified stock option plan are related to the Company's directors and stockholders. Of the 850,000 shares issued to consultants in 1999, 187,500 shares were issued to family members of directors who provided services to the Company. See Note 6.

During the years ending May 31, 2003 and 2002, the Company paid its officers and directors $96,995 and $224,279, respectively, in consulting fees

                               ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2003


NOTE 8 - COMMITMENTS AND CONTINGENCIES


Lease Commitments
-----------------
The Company rents office space in Vancouver, B.C., Canada. for $2,925 per month under a lease which is effective from January 1, 2002 to July 30, 2003. The Company signed a new five-year lease for different warehouse and office space in Vancouver, B.C. beginning August 1, 2003. The rent for the first two years is approximately $3,500 per month, for the next two years is approximately $3,600 per month, and for the final year is approximately $3,900 per month.

The Company leases telephone equipment under a capital lease expiring June 23, 2002. Depreciation of the asset is included in the Company's recorded depreciation expense.During the year ended May 31, 2003, the Company exercised its rights under the capital lease to purchase the equipment, by applying its deposit under the lease to the amounts due, thereby eliminating any further liability under the capital lease.

Disputed Accounts
-----------------
The Company is currently in dispute with MacDonald Harris & Associates Ltd. ("MHA") regarding consulting and computer services for the Company's database. Management believes that there are no outstanding amounts due to MHA as all accounts payable from the Company to MHA were paid in full and the Company has transferred 138,000 shares of common stock, which was due to MHA. However, MHA claims that additional amounts may be due, including common stock in the Company, which the Company disputes. Management believes that MHA's claims are without merit and has made no provisions in the financial statements concerning any of these matters. Further, management is taking steps to recover capital equipment purchased on behalf of the Company by MHA.

In May 2002, litigation initiated by the Company's former advertising agent, was settled. The settlement amount of $40,000 to be paid in a combination of cash and stock was agreed upon. In accordance with this settlement the Company issued 461,538 shares of its common stock and agreed to make a cash payment of $10,000 soon as the Company's financial position allows.

                               ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2003


NOTE 8 - COMMITMENTS AND CONTINGENCIES - (CONTINUED)

Disputed Accounts (cntinued)
---------------------------
The Company has recorded the $10,000 due in the commitments and contingencies section of its balance sheets.


NOTE 9 - CONCENTRATION OF CREDIT RISK

Cash
----
The Company maintains cash balances at two banks. Accounts at each institution are insured by the Canadian Depository Insurance up to $60,000 in Canadian funds. At May 31, 2003, no accounts exceeded this limit.

Economic Dependency
-------------------
During fiscal year ended May 31, 2003, the Company purchased 100% of its product line from one supplier.


NOTE 10 - NOTES AND DEBENTURES PAYABLE

Short-term Notes
----------------
During the year ended May 31, 2001, private investors loaned $68,283 to the Company, of which $20,000 was repaid with stock and $48,283 remains outstanding. These amounts are included in loans payable on the balance sheet. During 2003 and 2002, additional amounts of $6,416 and $6,212 were loaned to the Company, respectively. All of the aforementioned loans payable are unsecured, bear no interest, and are due upon demand.

Debentures
----------
During the years ended May 31, 2002 and 2001, the Company issued 12%, subordinated convertible debentures for a total of $172,042, of which $38,640 was to related parties. The debentures matured on various dates beginning January 1, 2002 through May 2002 and pay simple interest quarterly beginning April 1, 2001. The debentures are convertible to common stock at a conversion price equal to the average closing bid price for the five trading days immediately prior to the conversion date. During the year ended May 31, 2002, all debenture holders signed an agreement to extend the terms of their debentures for one year. During the year ended May 31, 2003, $11,925 has been repaid in cash. Subsequent to May 31, 2003 the Company is renegotiating the extension of all the debentures outstanding. See Note 7.

During the years ended May 31, 2003 and 2002 a private investor loaned the Company $620,000 and $200,000, respectively. These loans bear an interest rate of 12% per annum and can be converted to common stock based upon a 15% discount of the five-day average closing bid price prior to the conversion date.

                               ELGRANDE.COM INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2003


NOTE 11--DEBT FORGIVENESS

During the year ended May 31, 2002, the Company recorded income of $128,185 from debt forgiveness originating from a favorable settlement of debt owed to its former advertising agent. In accordance with FASB 145, this gain is included in other income in the Company's statement of operations.

NOTE 12--SUBSEQUENT EVENTS

Subsequent to the year ending May 31, 2003, the Company issued 1,884,379 shares of common stock for services. The Company also borrowed an additional $205,000 which is convertible to common stock and due on demand.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their ages as of August 1, 2002 are as follows:

NAME                            AGE     POSITION
---------------------------     ---     ----------------------------------------
Michael  F.  Holloran           56     President,  CEO  and  Director
Paul  Morford                   44     Secretary and Director


MICHAEL F. HOLLORAN, PRESIDENT AND CEO
Michael Holloran was elected a director effective August of 2000 and accepted the position of President & CEO of Elgrande on August 4, 2000. He brings to Elgrande a wealth of senior management experience spanning 28 years, including 22 years with the Beak International Group and long-term involvement spearheading strategic corporate expansion into key international markets, primarily within Southeast Asia. He has served as a technical advisor to the Asian Development Bank, the governments of Indonesia, Malaysia and the Philippines. He holds outside Directorships, Advisory Board and committee memberships at several prominent North American institutions. He has a Masters of Chemical Engineering degree from McMaster University, a Bachelor of Science (Honors) degree in Applied Mathematics and Chemistry from the University of Waterloo and a Management Studies diploma from Sheridan College.

PAUL MORFORD, DIRECTOR AND SECRETARY
Mr. Morford was elected a director effective November 2000. From September 21, 2001, through December 31, 2002, Mr. Morford served as Chief Operating Officer of the Company. Mr. Morford is an experienced professional with a strong background in the investment and securities sector. Over the past 11 years, Mr. Morford has provided management expertise in the areas of strategic planning, administration, sales compliance and legal counsel for a variety of high growth companies. He served as President of small Securities dealer for which he received an award for the 16th fastest growing company in British Columbia, and earlier as Senior Vice President of Planvest Pacific, an operating subsidiary of Planvest Capital Corp., a TSE listed company, which owned CM Oliver Brokerage, and as Senior Vice President at Great Pacific Management (GPM), the lead firm in a group of companies owned buy BRM Capital, a CDNX listed wealth management and investment services firm with $17 billion in assets and 4,000 sales representatives. He has a great deal of experience with the issues that confront high growth companies. Mr. Morford is a graduate of the Victoria Law School and holds an undergraduate degree in International Relations from the University of British Columbia.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We believe that during the fiscal year ended May 31, 2003, Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were satisfied.

ITEM  10.     EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual compensation for services in all capacities to us for the years ended May 31, 2003 and May 31, 2002:

SUMMARY COMPENSATION TABLE

Summary Compensation Table
----------------------------

                                                                                 Long-Term Compensation

                         Annual  Compensation                                  Awards               Payouts
---------------------------------------------------------------------  ----------------------  ------------------
(a)                            (b)         (c)       (d)       (e)       (f)          (g)          (h)       (i)
Name                                                           Other     Restricted   Securities
and                                                            Annual    Stock        Underlying   LTIP      All
Other
Principal                      Year        Salary    Bonus     Comp.     Awards       Options/     Payouts   Comp.
Position                                    ($)       ($)       ($)       ($)         SARs(#)        ($)      ($)

------------                   ----        ------    -----    -------   ----------    ----------   -------   ------

Michael  F. Holloran(1)        2003        $12,495                       $107,505
                               2002        $63,500                        $50,000

Paul Morford(2)                2003        $32,500                        $37,500
                               2002        $64,500                        $40,000

  (1) Mr. Holloran's annual contract amount of $120,000 was paid in combination of cash and restricted stock.

  (2) Mr. Morford's annual contract amount of $120,000 was paid in combination of cash and restricted stock. Mr. Morford resigned as the Company's COO on December 31, 2002.


OPTION/SAR GRANTS IN LAST FISCAL YEAR

No options/SARs were granted in the fiscal year ended May 31, 2003.

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

No officer or Director exercised any options in the fiscal year ended May 31, 2003.

LONG TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

We have not otherwise awarded any stock options, stock appreciation rights or other form of derivative security or common stock or cash bonuses to our executive officers and directors.

COMPENSATION OF DIRECTORS

The members of our Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

EMPLOYMENT CONTRACTS

Our former Chief Technology Officer, Mariusz Girt, was party to an amended consulting contract at a salary of $59,958 per annum. Mr. Girt resigned his position with the Company in March 2002. Our current CEO and President, Michael
F. Holloran, is party to a consulting contract at a salary of $120,000 per annum.

Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of August 8, 2003, information concerning the beneficial ownership of the our Common Stock by (i) each person who is known by us to own beneficially more than 5% of our Common Stock, (ii) each of our directors and officers, and (iii) all of our directors and executive officers as a group.

Title of   Name and Address                Amount and Nature           % of
Class      of Beneficial Owner             of Beneficial Ownership(1)  Class
---------  ------------------------------  --------------------------  -------
Common      Michael F. Holloran (1)            3,695,893     Direct     11.10%
Stock       c/o 302-1132 Hamilton St.
            Vancouver, B.C. V6B 2S2

            Paul Morford (2)                   3,897,019     Direct     11.28%
            c/o 302-1132 Hamilton St.
            Vancouver, B.C. V6B 2S2


            All officers and directors
            as a Group (2 persons)             7,592,912     shares     22.14%


(1) Mr. Holloran holds presently exercisable options to purchase 500,000 shares, at an exercise price of $0.10 per share, expiring July 2006.

(2) Mr. Morford holds presently exercisable options to purchase 350,000 shares, an exercise price of $0.10 per share, expiring July 2006.

CHANGES IN CONTROL

There are no arrangements that may result in a change in control of the Registrant.

ITEM  12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our By-Laws include a provision regarding related party transactions which requires that each participant to such transaction identify all direct and indirect interests to be derived as a result of the Company's entering into the related transaction. A majority of the disinterested members of the board of directors must approve any related party transaction. We have an employment contracts with Michael F. Holloran, our Chairman and CEO, providing for annual compensation of $120,000, and expiring on January 31, 2004.

ITEM  13.     EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

The following Exhibits are filed by attachment to this Annual Report on Form 10-KSB:

EXHIBIT
NUMBER    DESCRIPTION
------    ---------------------------------------------------------------------
Ex  31.1  Certification of Michael F. Holloran Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002, filed herewith.

Ex 32.1 Certification of Michael F. Holloran Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filings set forth below:

EXHIBIT
NUMBER       DESCRIPTION                                FILED AS EXHIBIT
-----------  --------------------------------------     ------------------------
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

Ex   5.1      Form of Opinion of Jackson & Campbell,    5.1 in Form SB-2 dated
              P.C.                                      May 17, 2002
Ex  10.3      M. Page-Consulting Agreement              10.3 in Form 10-SB
                                                        dated Feb 2, 1999
Ex  10.4      C. Parfitt-Consulting Agreement           10.4 in Form 10-SB
                                                        dated Feb 2, 1999
Ex  10.6      Office lease dated Aug 27, 1998           10.6 in Form 10-SB
                                                        dated Apr 21, 1999
Ex  10.7      Office lease dated Dec 22, 1998           10.7 in Form 10-SB
                                                        dated Apr 21, 1999
Ex  10.8      Wolnosc International-Consulting          10.8 in Form 10-SB
              Agreement                                 dated Aug 29, 2000
Ex  10.9      Office lease dated Jan 1, 2000            10.9 in Form 10-SB
                                                        dated Aug 29, 2000

Ex  10.10    Capital Lease Agreement                    10.10 in Form 10-SB
                                                        dated Aug 29, 2000
Ex  10.11    Michael F. Holloran - Consulting           10.11 in Form 10-KSB
             Agreement                                  dated Aug 21, 2001
Ex  10.12    Sublease Agreement of Company's            10.12 in Form 10-QSB
             offices dated August 7, 2002               dated Oct 15, 2001

Ex  10.13    Addendum to the Sublease dated             10.13 in Form 10-QSB
             August 22, 2001                            dated Oct 15, 2001
Ex  10.14    Paul Morford - Consulting                  10.14 in Form 10-QSB
             Agreement                                  dated Oct 15, 2001

Ex  99.1     1998 Directors' & Officers' Stock          99.1 in Form S-8 dated
             Option Plan                                Feb  29,  1999

Ex  99.2     1999 Stock Option Plan                     99.2 in Form S-8 dated
                                                        Feb 29, 1999
Ex  21       List of Subsidiaries                       21 in Form 10-SB  dated
                                                        Aug 29,  2000
B) REPORTS ON FORM 8-K:

ITEM 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Annual Report on Form 10-KSB. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf the undersigned, thereto duly authorized.

Dated:  August 29, 2003

               Elgrande.com,  Inc.


               By:  /s/ Michael F. Holloran
                    -----------------------------
                    Michael F. Holloran,
                    President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 29, 2003.

     SIGNATURE                              CAPACITY
     ---------                              --------



/s/  Paul Morford
------------------------                    Director
     Paul Morford

                                  Exhibit Index


Exhibit Number             Description
--------------             -----------

Ex  31.1  Certification of Michael F. Holloran Pursuant to Pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Ex 32.1 Certification of Michael F. Holloran Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.