Form 10QSB
period 2003-08-31
ELGRANDE COM INC
filed 2003-10-15
CIK 1073362

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended August 31, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ___________ to _____________

                        Commission file number 000-25335

                               ELGRANDE.COM, INC.

             (Exact name of registrant as specified in its charter)

           Nevada                                   88-0409024
           ------                                   ----------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

                      150 Kootenay Street, Vancouver, B.C.
                                  V5K4R1 Canada
                    (Address of principal executive offices)

                                 (604) 689-0808
                           (Issuer's telephone number)

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      Class                                          October 14, 2003
      -----                                          --------------
Common stock, $ 0.001 par value                          7,427,597

                               ELGRANDE.COM, INC.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

          ITEM I - Unaudited Consolidated Financial
                   Statements

                   Consolidated Balance Sheets as of
                   August 31, 2003(Unaudited) and May 31, 2003                 3

                   Consolidated Statements of Operations
                   And Comprehensive Loss for the Three
                   Months Ended August 31, 2003 and 2002 (Unaudited)           4

                   Consolidated Statements of Cash Flows
                   for the Three Months Ended August 31,
                   2003 and 2002 (Unaudited)                                   5

                   Notes to Consolidated Interim Financial
                   Statements                                                  6

                   ITEM 2

                   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                                  9

                   ITEM 3

                   Controls and Procedures                                    13

PART II.   OTHER INFORMATION

                   ITEM 2

                   Changes in Securities                                      16

                   ITEM 6

                   Exhibits and Reports on Form 8-K                           17

                   Signatures                                                 18

                   EXHIBIT 31.1

                   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                   EXHIBIT 32.1

                   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                               ELGRANDE.COM INC.
                          CONSOLIDATED BALANCE SHEETS


                                                  August 31,
                                                    2003              May 31,
                                                 (unaudited)            2003
                                                -------------        ---------
ASSETS
  CURRENT ASSETS
      Cash                                      $     79,504       $   20,602
      Account receivable                             102,576           93,918
      Deposits                                            --           62,039
      Inventory                                      160,782           63,037
      Employee expense advances                        8,690            5,055
      GST tax refundable                                  --           11,390
                                                  ----------        ---------
        TOTAL CURRENT ASSETS                         351,552          256,091
                                                ============       ==========
  PROPERTY AND EQUIPMENT
      Computer hardware                               97,972           97,972
      Furniture and fixtures                          62,591           62,591
      Database and software                          545,645          545,645
      Less accumulated depreciation
        and amortization                            (654,759)        (611,391)
                                                  ----------        ---------
        TOTAL PROPERTY AND EQUIPMENT                  51,449           94,817
                                                  ----------        ---------
  OTHER ASSETS
      Deposits                                        39,068           11,448
                                                  ----------        ---------
        TOTAL OTHER ASSETS                            39,068           11,448
                                                  ----------        ---------
      TOTAL ASSETS                              $    442,069          362,356
                                                  ==========        =========
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
  CURRENT LIABILITIES
      Accounts payable                          $    493,769       $  480,386
      Accrued liabilities                            262,267          316,966
      Accrued interest                                10,122            9,284
      Debentures                                     126,812          128,096
      Loans payable                                1,117,725          896,406
      Debentures and loans payable,
       related parties                               385,764          261,202
                                                  ----------        ---------
        TOTAL CURRENT LIABILITIES                  2,396,459        2,092,340
                                                  ----------        ---------
  COMMITMENTS AND CONTINGENCIES                       10,000           10,000
                                                  ----------        ---------
  STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock, 20,000,000 shares
        authorized, $0.001 par value: 3,728,762
        and 3,540,282 shares issued and
        outstanding, respectively                      3,729            3,540
      Stock options and warrants                     708,244          708,244
      Additional paid-in capital                   5,943,481        5,899,845
      Accumulated deficit                         (8,625,286)      (8,345,618)
      Accumulated other comprehensive
        income (loss)                                  5,442           (5,995)
                                                  ----------        ---------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)        (1,964,390)      (1,739,984)
                                                  ----------        ---------
      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIT)                        $    442,069       $  362,356
                                                  ==========        =========

See accompanying condensed notes.

                                ELGRANDE.COM INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                            Three Months        Three Months
                                               Ended                Ended
                                             August 31,          August 31,
                                                2003                2002
                                            (unaudited)          (unaudited)
                                            -----------          -----------
REVENUES

   Product sales                               164,690         $          --

   Commissions                                      --                    96
                                            -----------          -----------
                                               164,690                    96

COST OF REVENUES                               111,386                    --
                                            -----------          -----------
GROSS PROFIT (LOSS)                             53,304                    96
                                            -----------          -----------
EXPENSES
   Consulting fees                              53,899                83,536
   Legal and professional fees                   6,243                43,446
   Salaries                                     77,860                43,031
   Depreciation and amortization                36,893                35,313
   Office and administration                    87,549                28,154
   Bad debt                                         --                17,585
   Travel and entertainment                     22,270                10,196
   Rent                                          6,970                 5,224
   Marketing and public relations               36,602                 4,645
                                            -----------          -----------
     TOTAL OPERATING EXPENSES                  328,286               271,130
                                            -----------          -----------
LOSS FROM OPERATIONS                          (274,982)             (271,034)

OTHER INCOME (EXPENSE)
   Interest income                                                        --
   Interest expense                             (4,686)               (5,105)
   Financing expense                                                      --
                                            -----------          -----------
     TOTAL OTHER INCOME (EXPENSE)               (4,686)               (5,105)
                                            -----------          -----------
   NET LOSS                                   (279,668)             (276,139)

OTHER COMPREHENSIVE INCOME
   Foreign currency translation gain            11,437                (2,449)
                                            -----------          -----------
COMPRENENSIVE LOSS                            (268,231)        $    (278,588)
                                            ===========          ===========
   BASIC AND DILUTED NET LOSS PER
     COMMON SHARE                           $    (0.08)        $       (0.09)
                                            ===========          ===========
   WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK SHARES OUTSTANDING,
     BASIC AND DILUTED                       3,728,751             3,012,653
                                            -----------          -----------

See accompanying condensed notes.

                               ELGRANDE.COM INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  Three Months      Three Months
                                                      Ended             Ended
                                                    August 31,        August 31,
                                                       2003              2002
                                                   (unaudited)       (unaudited)
                                                   -----------       -----------
Cash flows from operating activities:
 Net loss                                            (279,668)        $(276,139)
 Adjustments to reconcile net loss
  to net cash used by operating activities:
    Services paid by issuance of common stock options   4,550            22,272
    Warrants issued for financing fees                     --                --
    Depreciation and amortization                      36,893            35,313
    Bad debt expense                                       --            17,585
 Increase in:
    Accounts receivable                                (8,658)               --
    Inventory                                         (97,745)               --
    Employee advance receivable                        (3,635)          (20,494)
    Other assets                                      (16,230)           (1,514)
    Accrued interest                                     (446)               --
    Accounts payable                                    13,383           27,341
    Deposits                                            62,089               --
                                                      --------         --------
 Net cash used in operating activities                (209,803)        (150,584)
                                                      --------         --------
Cash flows from investing activities:
 Purchase of property and equipment                         --               --
                                                      --------         --------
 Net cash used in investing activities                      --               --
                                                      --------         --------
Cash flows from financing activities:
 Proceeds from loans                                   227,500          150,000
 Proceeds from loans, related party                     38,730           66,500
 Repayment of loans                                     (4,000)         (46,160)
 Issuance of stock                                          --               --
                                                      --------         --------
 Net cash provided by financing activities             262,230          170,340
                                                      --------         --------
Net increase (decrease) in cash                         52,427           10,756

 Foreign currency translation gain (loss)                6,475           (4,782)

Cash, beginning of period                               20,602            9,428
                                                      --------         --------
Cash, end of period                                     79,504         $ 15,402
                                                      ========         ========
SUPPLEMENTAL DISCLOSURES:
 Cash paid for interest and income taxes:
   Interest                                           $  2,100         $  3,989
                                                      ========         ========
   Income taxes                                             --         $     --
                                                      ========         ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Services paid by issuance of stock and options       $  4,550         $ 22,272
 Warrants issued for financing fees                   $     --         $     --
 Stock issued for debt                                $ 39,275         $     --

See accompanying condensed notes.

                                ELGRANDE.COM INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2003

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

For further information refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2003.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At August 31, 2003, the Company has a working capital deficit of $2,044,907 an accumulated deficit of $8,625,286 and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Continuation of the Company is dependent on achieving sufficiently profitable operations and obtaining additional financing. Management has and is continuing to raise additional capital from various sources. In addition to its website, shopengine.net, which competes in the arts and handcrafts sector, the Company has developed a wholesale division which sources unique home decor items from Europe and Asia for distribution in North America. There can be no assurances that the Company will be successful in raising additional capital. The financial statements do not include any adjustment relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue and Cost Recognition
----------------------------

Revenue through the shopengine.net website is recognized as commission, pursuant to EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", as the Company acts as an online agent for multiple international artisans.

The Company recognized revenue for product sales when the products are shipped and title passes to customers.

Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges and packaging supplies.

Accounts Receivable
-------------------

The Company carries its accounts receivable at cost. The Company has not carried accounts receivable in the past and is in the process of developing a policy for recognizing doubtful accounts.

The Company's policy is to accrue interest on trade receivables 30 days after invoice date. A receivable is considered past due if payment is not received by the Company for 90 days. At that time, the Company will discontinue accruing interest and turn the account over for collection. If a payment is made after it has been turned over for collection, the Company will apply the payment to the outstanding principal first and resume accruing interest. Accounts are written off as uncollectible if no payments are received 90 days after they have been turned over for collection.

Inventories
-----------

Inventory at August 31, 2003 consists of a variety of art works and other consumer products. Inventories, consisting of art works, are recorded using the specific identification method and valued at the lower of cost or market value. Inventory consisting of manufactured products are recorded using the first in first out method and valued at the lower of cost or market value.

NOTE 2 - COMMON STOCK AND WARRANTS

During the three months ended August 31, 2003, the Company issued 1,735,345 shares of common stock for services valued at $4,550 and debt of $39,275. All stock was issued at its fair market value at the date of grant.

In August 2003 the Company effected a 10 for 1 reverse split of the company's capital stock. As result of the reverse split, the Company's authorized common stock decreased from 200,000,000 to 20,000,000 shares. Capital restructuring was a necessary step in order to enable the Company to raise additional funding to support and grow the business.

All references to stock, options and warrants have been restated to reflect the reverse stock split.

NOTE 3 - STOCK OPTIONS

During the previous fiscal year ended May 31, 2003 the Company's board of directors approved the Elgrande.com, Inc. 2003 Stock Options Plan. The Company may issue up to 500,000 common stock options with a maximum per share price of $0.05.

During the three months ended August 31, 2003, the Company did not issue any stock option from this plan.

The following is a summary of stock option activity:

                                                  Number of   Weighted Average
                                                    Shares      Exercise Price
                                                    ------      --------------

Outstanding at 5-31-02                               365,500       $ 6.10
Granted                                                   --
Exercised                                                 --
Forfeited                                                 --
Outstanding at 5-31-03                               365,500       $ 6.10
Granted                                                   --
Exercised                                                 --
Forfeited                                                 --
Outstanding at 8-31-03                               365,500       $ 6.10
Options exercisable at 8-31-03                       365,500       $ 6.10
--------------------------------------------------------------------------------
Weighted average fair value of options granted
during the period ended August 31, 2003                            $  -0-

NOTE 4 - NOTES AND DEBENTURES PAYABLE

Short-term Notes
----------------

During the three months ended August 31, 2003, the Company's officers loaned the Company $38,730 to fund continuing operations.

During the three months ended August 31, 2003, the Company also received a short-term loan of $227,500 from an individual with interest terms of 12% per annum and repayment to be made in either cash or common stock.

NOTE 5 - INVESTMENT IN EUROPEAN SUBSIDIARY

In the quarter ended August 31, 2002, the Company invested $100,000 in its wholly owned European subsidiary, Elgrande Europe AG, stock of which has a par value of one euro. The subsidiary was created to provide an operating presence in Europe. At August 31, 2003, there were no sales activity recorded in the European Company. Elgrande Europe AG has been consolidated in these financial statements.

NOTE 6 - SUBSEQUENT EVENTS

In September 2003, the Company settled approximately $1,147,000 of its debt by conversion of such debt to 3,603,835 unregistered shares of common stock. This is another step in restructuring the Company's financial position in order to facilitate the raising of additional funding.

                               ELGRANDE.COM, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

            Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: "believe", "expect", "estimate", "anticipate", "intend", "project" and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as "may", "will", "should", "plans", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

RESULTS OF OPERATIONS

Comparison of the three months ended August 31, 2003 and 2002.

In November 2002 the Company launched its wholesale division, European Sources Direct (ESD). Since then, the Company has established wholesale sales representation in key U.S. and Canadian regional giftware and home decor wholesale centers. The Company has secured certain exclusive corporate and wholesale distribution rights for products within the USA, Canada and Mexico.

For the quarter ended August 31, 2003, the Company had revenues of $164,690 versus $96 for the same period ending last year. This increase in revenues is primarily due to the strong performance of Elgrande's inaugural product-line, The Love Plates, in the giftware and home decor market.

In addition, the Company had pending sales of $68,000 booked as at August 31, 2003.

Revenue accounts for sales of products that have been delivered to customers. Pending sales are sales orders that have been received but not shipped. The financial statements do not reflect pending sales as per GAAP.

For the quarter ended August 31, 2003, cost of revenues increased to $111,386. This represents the cost of inventory sold and the corresponding freight-in charges of importing products.

For the quarter ended August 31, 2003, gross profit was $53,304 versus $96 for the same period ending last year.

Management is currently working to improve the Company's operations. By improving inventory management, shipping logistics and product handling, costs of revenues can be further lowered to improve gross profits.

CHANGES IN FINANCIAL CONDITION

A summary of expenses for the three months ended August 31, 2003 compared to the same period in 2002 is as follows:

                                                  2003        2002
                                                 ------      -----
         Consulting                              53,899       83,536
         Legal and other                          6,243       43,446
         Salaries                                77,860       43,031
         Depreciation and amortization           36,893       35,313
         Office and administration               87,549       45,739
         Travel and entertainment                22,270       10,196
         Rent                                     6,970        5,224
         Marketing and public relations          36,602        4,645
                                                -------      -------
                                                328,286      271,130
                                                =======      =======



There were some changes in the Company's financial condition. Significant changes that warrant discussion include:

Consulting Fees

Consulting fees for the quarter ended August 31, 2003 were lower by $29,637 versus the prior year's quarter due to the reduction in consulting contracts.

Legal and Other

This year the Company did not incur any significant legal fees. This is a sharp contrast to the same period ending in August 31, 2002 when the Company incurred legal fees in incorporating Elgrande's European subsidiary, Elgrande Europe AG.

Salaries

The increase in salaries expense is due to the hiring of ten additional employees. This will provide Elgrande the needed capacity handle the expected growth in its wholesale business.

Office and Administration

The significant increase in Office and Administration expenses is directly related to the increase in wholesale business activity. The significant components of this expense include sales agent's commissions, office and warehouse supplies expenses, courier charges for samples, etc.

Travel and Entertainment

Travel and entertainment expenses also increased by $12,074. This is primarily due to the continuous promotion of Elgrande's wholesale products throughout the North America market.

Marketing and Public Relations

The Company incurred Marketing and Public Relations expenses of $36,602 during the quarter ending August 31, 2003 versus $4,645 for the previous year's quarter. The increase is due to the higher volume of product information sheets given to sales agencies for marketing purposes and the additional news releases printed regarding Elgrande's business activities.

LIQUIDITY AND CAPITAL RESOURCES

TRENDS LIKELY TO HAVE A MATERIAL IMPACT ON SHORT & LONG TERM LIQUIDITY

THE SUCCESS OF THE WHOLESALE LINE

In the previous fiscal year, the Company established relationships with a network of 12 wholesale marketing agencies and representatives covering the North American market. The Company also negotiated exclusive distribution agreements with suppliers that are providing the key products in the Company's product line. Having established pan North American sales representation, along with the strength of its existing product line, Management believes that revenues will continue to grow to reach its full potential. This will position the Company to be cash flow positive, self-sustaining and ultimately, profitable.

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

The Company generated negative cash flow from operating activities for the period from inception (April 8, 1998) through August 31, 2003. The Company realized negative cash flow of $209,803 from operating activities for the three months ending August 31, 2003 compared to negative cash flow of $159,584 from operating activities for the three months ending August 31, 2002.

INVESTING ACTIVITIES

Investing activities for the period from inception through August 31, 2003 consisted primarily of the purchase of inventory, property and equipment and soft costs associated with the development of the Company's wholesale activities and websites.

FINANCING ACTIVITIES

Since inception, the Company has financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, the Company has raised approximately $6 million from the sale of common stock and has borrowed approximately $1,650,000 from investors and shareholders. Funds from these sources have been used as working capital to fund the on-going development of the European Sources Direct wholesale division and the Artware Direct website.

During the quarter ending August 31, 2003, the Company underwent capital restructuring. Over the past several months the Company has been engaged in a turnaround process that entailed shifting the business focus to importing and wholesale distribution in the giftware and home decor sector. This transition has been extremely successful as evidenced by the Company's increasing sales and revenue. The Company's Board and management have been focused on carefully examining ways and means of continuing to move ahead. This process included speaking with key suppliers, large customers and potential funding sources. By August 2003, it had become clear that capital restructuring was a necessary step to allow the Company to expand its product base, to sign large customers, to improve its due diligence profile with key account customers and suppliers, and to conclude negotiations for the funding necessary to support and grow the business. Upon reviewing these facts and on the advice of counsel, the Board decided that it was in the long-term best interest of the Company and its shareholders to effectuate a change in the capital structure of the Company, and thereby provide the Company with a more stable base to build upon. In August 2003 the Company effected a 10 for 1 reverse split of the Company's common stock.

Subsequent to the quarter ended August 31, 2003, approximately $1,147,000 of the Company's debt was converted into common stock by the issuance of 3,603,835 shares of common stock. The conversion will facilitate our ability to raise capital to finance future growth. In addition, this alleviates the interest burden on the Company's operating cash flow.

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

CEO CERTIFICATIONS.

Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS.

The Company's management, including the CEO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
            Changes  in Securities

            (a) Not applicable.

            (b) Not applicable.

            (c) The following provides information of all sales of outstanding stock in the quarter ended August 31, 2003 which were not registered under the Securities Act of 1933 (the "Act"):

Total Offering

                                                              Price/
                                            Principal         Underwriting
Date      Title and Amount    Purchasers    Underwriter       Discounts
----      ----------------    ----------    -----------       ---------
August,   74,517 shares       Private           NA            Subscription
2003      of common stock     Investor                        Agreement valued
                                                              at $3,085/NA

August,   74,517 shares       Private           NA            Subscription
2003      of common stock     Investor                        Agreement valued
                                                              at $3,085/NA

----------
* Share numbers are pre-reverse split.

         (d) Not applicable.

ITEM  3
         Defaults  Upon Senior Securities
None

ITEM  4
         Submission  of  Matters  to  a  Vote  of  Security  Holders
None

ITEM  5
          Other  Information
None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Ex 31.1 Certification of Michael F. Holloran Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Ex 32.1 Certification of Michael F. Holloran Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b) Reports on Form 8-K relating to the quarter ended August 31, 2003.

The Company did not file any reports on Form 8-K during the quarter ended August 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ELGRANDE.COM, INC.



                                      By:  /s/ Michael F. Holloran
                                           ---------------------------------
                                           Michael F. Holloran
                                           President and Chief Executive Officer

Dated:  October 15, 2003

Exhibit Number             Description
--------------             -----------

Ex 31.1 Certification of Michael F. Holloran Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Ex 32.1 Certification of Michael F. Holloran Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.