Form 10QSB
period 2003-11-30
ELGRANDE COM INC
filed 2004-01-14
CIK 1073362

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the Quarterly period ended November 30, 2003

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

                                 (604) 689-0808
                           (Issuer's telephone number)

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      Class                                                January 14, 2004
      -----                                                ----------------

Common stock, $ 0.001 par value                                10,051,669

                               ELGRANDE.COM, INC.

                                TABLE OF CONTENTS

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

         ITEM I - Unaudited Consolidated Financial
                  Statements

                  Consolidated Balance Sheets as of
                  November 30, 2003(Unaudited) and May 31, 2003             3

                  Consolidated Statements of Operations
                  And Comprehensive Loss
                  for the Six Months Ended November 30,
                  2003 and 2002 (Unaudited)                                 4

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended November 30,
                  2003 and 2002 (Unaudited)                                 5

                  Notes to Consolidated Interim Financial
                  Statements                                                6

                  ITEM 2

                  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                9

                  ITEM 3

                  Controls and Procedures                                  14

PART II. OTHER INFORMATION

                  ITEM 2                                                   18

                  Changes in Securities

                  ITEM 6

                  Exhibits and Reports on Form 8-K                         22

                  Signatures                                               23

         EXHIBIT 31.1

         Certification pursuant to Section 302 of the Sarbanes-
         Oxley Act of 2002

         EXHIBIT 32.1

         Certification pursuant to Section 906 of the Sarbanes-
         Oxley Act of 2002

                              ELGRANDE.COM INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         November 30,
                                                                                             2003            May 31,
                                                                                         (Unaudited)           2003
                                                                                        ------------       ------------
 ASSETS
       CURRENT ASSETS
            Cash                                                                        $     37,859       $     20,602
            Accounts receivable                                                              127,361             93,918
            Deposits and prepaid expenses                                                      1,166             62,089
            Inventory                                                                        176,550             63,037
            Employee expense advances                                                          4,179              5,055
            GST tax refundable                                                                11,681             11,390
                                                                                        ------------       ------------
                 TOTAL CURRENT ASSETS                                                        358,796            256,091
                                                                                        ------------       ------------
       PROPERTY AND EQUIPMENT
            Computer hardware                                                                104,272             97,972
            Furniture and fixtures                                                            75,751             62,591
            Database and software                                                            545,645            545,645
            Less accumulated depreciation and amortization                                  (688,331)          (611,391)
                                                                                        ------------       ------------
                 TOTAL PROPERTY AND EQUIPMENT                                                 37,337             94,817
                                                                                        ------------       ------------
       OTHER ASSETS
            Deposits                                                                          33,161             11,448
                                                                                        ------------       ------------
                 TOTAL OTHER ASSETS                                                           33,161             11,448
                                                                                        ------------       ------------
            TOTAL ASSETS                                                                $    429,294       $    362,356
                                                                                        ============       ============

 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
       CURRENT LIABILITIES
            Accounts payable                                                            $    547,850       $    480,386
            Accrued liabilities                                                              361,597            316,966
            Accrued interest                                                                  18,657              9,284
            Debentures                                                                        80,746            128,096
            Loans payable                                                                    384,217            896,406
            Debentures and loans payable, related parties                                    201,762            261,202
                                                                                        ------------       ------------
                 TOTAL CURRENT LIABILITIES                                                 1,594,829          2,092,340
                                                                                        ------------       ------------
       COMMITMENTS AND CONTINGENCIES                                                          10,000             10,000
                                                                                        ------------       ------------
       STOCKHOLDERS' EQUITY (DEFICIT)
            Common stock, 200,000,000 shares authorized,
                 $.001 par value; 9,927,555 and 3,540,282 shares
                 issued and outstanding, respectively                                          9,928              3,540
            Stock options and warrants                                                       400,877            708,244
            Additional paid-in capital                                                     8,361,414          5,899,845
            Subscriptions receivable                                                        (923,010)                --
            Accumulated deficit                                                           (9,022,024)        (8,345,618)
            Accumulated other comprehensive income (loss)                                     (2,720)            (5,995)
                                                                                        ------------       ------------
            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                          (1,175,535)        (1,739,984)
                                                                                        ------------       ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $    429,294       $    362,356
                                                                                        ============       ============

                       See accompanying condensed notes.

                                ELGRANDE.COM INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                      Three Months   Three Months    Six Months      Six Months
                                                         Ended          Ended          Ended           Ended
                                                      November 30,   November 30,   November 30,    November 30,
                                                          2003           2002           2003            2002
                                                      (unaudited)    (unaudited)    (unaudited)      (unaudited)
                                                      ----------     -----------    -----------      -----------
REVENUES
       Product sales                                  $ 276,552      $  17,005       $ 441,242        $ 17,005
       Commissions                                           --            366              --             462
                                                      ---------      ---------       ---------        --------
                                                        276,552         17,371         441,242          17,467

COST OF REVENUES                                        177,646         11,834         297,788          11,834
                                                      ---------      ---------       ---------        --------
GROSS PROFIT (LOSS)                                      98,906          5,537         143,454           5,633
                                                      ---------      ---------       ---------        --------
EXPENSES
       Consulting fees                                   65,908         73,157         119,807         156,693
       Selling expense                                  111,349          8,461         111,349           8,461
       Legal and professional fees                       15,373        151,091          21,616         194,537
       Salaries                                         143,901         54,605         221,761          97,636
       Depreciation and amortization                     40,047         34,204          76,940          69,517
       Office and administration                         12,841         39,442         100,390          49,253
       Bad debt                                              --             --              --          17,585
       Travel and entertainment                          16,097          6,443          38,367          16,639
       Rent                                              17,898         10,208          24,868          15,432
       Marketing and public relations                    49,939          2,717          86,541           7,362
                                                      ---------      ---------       ---------        --------
            TOTAL OPERATING EXPENSES                    473,353        380,328         801,639         633,115
                                                      ---------      ---------       ---------        --------

LOSS FROM OPERATIONS                                   (374,447)      (374,791)       (658,185)       (627,482)

OTHER INCOME (EXPENSE)
       Interest income                                       10             23              10              23
       Interest expense                                 (13,545)        (8,443)        (18,231)        (13,548)
                                                      ---------      ---------       ---------        --------
            TOTAL OTHER INCOME (EXPENSE)                (13,545)        (8,420)        (18,221)        (13,525)
                                                      ---------      ---------       ---------        --------

       NET LOSS                                        (387,992)      (383,211)       (676,406)       (641,007)

OTHER COMPREHENSIVE INCOME
       Foreign currency translation gain (loss)          (8,450)         5,967           2,987           8,416
                                                      ---------      ---------       ---------        --------
COMPREHENSIVE LOSS                                    $(396,442)     $(377,244)      $(673,419)      $(632,591)
                                                      =========      =========       =========       =========
       BASIC AND DILUTED NET LOSS PER COMMON SHARE    $   (0.09)     $   (0.13)      $   (0.16)      $   (0.21)
                                                      =========      =========       =========       =========
       WEIGHTED AVERAGE NUMBER OF
            COMMON STOCK SHARES OUTSTANDING,
            BASIC AND DILUTED                         4,562,084      3,064,966       4,145,418       3,037,653
                                                      =========      =========       =========       =========

                       See accompanying condensed notes.

                                ELGRANDE.COM INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  Six Months       Six Months
                                                                     Ended            Ended
                                                                 November 30,      November 30,
                                                                     2003              2002
                                                                 (unaudited)        (unaudited)
                                                                  ---------          ---------
Cash flows from operating activities:
    Net loss                                                      $(676,406)         $(641,007)
    Adjustments to reconcile net loss
       to net cash used by operating activities:
          Services paid by issuance of common stock and options     166,640            162,272
          Stock issued for rent                                       2,400                 --
          Depreciation and amortization                              76,940             69,517
          Bad debt expense                                               --             17,585
       Increase in:
          Accounts receivable                                       (33,443)           (16,099)
          Inventory                                                (113,513)           (49,015)
          Employee advance receivable                                   876                 --
          Other assets                                               60,632             (4,424)
          Accrued liabilities                                        44,631             83,663
          Accrued interest                                            9,373              5,004
          Accounts payable                                           67,464             37,294
                                                                  ---------          ---------
    Net cash used in operating activities                          (394,406)          (334,477)
                                                                  ---------          ---------
Cash flows from investing activities:
    Deposits                                                        (21,713)               733
    Purchase of property and equipment                              (19,460)            (1,500)
                                                                  ---------          ---------
    Net cash used in investing activities                           (41,173)              (767)
                                                                  ---------          ---------
Cash flows from financing activities:
    Proceeds from loans                                             174,459            350,000
    Proceeds from loans, related party                              161,762             12,795
    Repayment of loans                                                   --            (34,294)
    Issuance of stock                                               113,340                 --
                                                                  ---------          ---------
    Net cash provided by financing activities                       449,561            328,501
                                                                  ---------          ---------
Net increase (decrease)  in cash                                     13,982             (7,476)

    Foreign currency translation gain (loss)                          3,275              8,392

Cash, beginning of period                                            20,602              9,428
                                                                  ---------          ---------
Cash, end of period                                               $  37,859          $  10,344
                                                                  =========          =========
SUPPLEMENTAL DISCLOSURES:
    Cash paid for interest and income taxes:
       Interest                                                   $   1,275          $   8,312
                                                                  =========          =========
       Income taxes                                               $      --          $      --
                                                                  =========          =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Services paid by issuance of stock and                        $ 166,640          $ 162,272
       options
    Warrants issued for financing fees                            $      --          $      --
    Stock issued for debt                                         $ 955,200          $      --
    Stock issued for rent                                         $   2,400          $      --

                       See accompanying condensed notes.

                                ELGRANDE.COM INC.
               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At November 30, 2003, the Company has a working capital deficit of $1,953,625 an accumulated deficit of $9,022,024 and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue and Cost Recognition
--------------------------------------------------------------------------------

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

Accounts Receivable
--------------------------------------------------------------------------------

The Company carries its accounts receivable at cost. The Company has not carried accounts receivable in the past and is in the process of developing a policy for recognizing doubtful accounts.

The Company's policy is to accrue interest on trade receivables 30 days after invoice date. A receivable is considered past due if the Company does not receive payment within 30 days. At that time, the Company will discontinue accruing interest and turn the account over for collection. If a payment is made after it has been turned over for collection, the Company will apply the payment to the outstanding principal first and resume accruing interest. Accounts are written 6 off as "uncollectible" if no payments are received 90 days after they have been turned over for collection.

Inventories
--------------------------------------------------------------------------------

Inventory at November 30, 2003 consists of a variety of art works and other consumer products. Inventories, consisting of art works, are recorded using the specific identification method and valued at the lower of cost or market value. Inventory consisting of manufactured products are recorded using the first in first out method and valued at the lower of cost or market value.

NOTE 2 - COMMON STOCK AND WARRANTS

During the three months ended November 30, 2003, the Company issued 3,698,835 shares of common stock for debt and services valued at $1,124,240. All stock was issued at its fair market value at the date of grant.

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

During the three months ended November 30, 2003, the Company issued any stock option from this plan.

The following is a summary of stock option activity:

                                            Number of           Weighted Average
                                              Shares             Exercise Price
                                            ---------           ----------------
Outstanding at 5-31-02                      365,500                  $ 6.10
Granted --
Exercised --
Forfeited --

Outstanding at 5-31-03                      365,500                  $ 6.10
Granted --
Exercised --
Forfeited --

Outstanding at 11-30-03                     365,500                  $ 6.10
Options exercisable at 11-30-03             365,500                  $ 6.10
--------------------------------------------------------------------------------
Weighted average fair value of options granted
during the period ended November 30, 2003                            $ -0-

NOTE 4 - NOTES AND DEBENTURES PAYABLE

Short-term Notes
--------------------------------------------------------------------------------

During the six months ended November 30, 2003, the Company's officers loaned the Company $38,730 to fund continuing operations. During the three months ended November 30, 2003, the Company also received a short-term loan of $89,374 from an individual with interest terms of 12% per annum and repayment to be made in either cash or common stock.

NOTE 5 - INVESTMENT IN EUROPEAN SUBSIDIARY

In the quarter ended August 31, 2002, the Company invested $100,000 in its wholly owned European subsidiary, Elgrande Europe AG, stock of which has a par value of one euro. The subsidiary was created to provide an operating presence in Europe. At November 30, 2003, there were no sales activity recorded in the European Company. Elgrande Europe AG has been consolidated in these financial statements.

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

RESULTS OF OPERATIONS

Comparison of the three months ended November 30, 2003 and 2002.

In November 2002 the Company launched its wholesale division, European Sources Direct (ESD). Since then, the Company has established wholesale sales representation in key U.S. and Canadian regional giftware and home decor wholesale centers. The Company has secured certain exclusive corporate and wholesale distribution rights for products within the USA, Canada and Mexico.

For the quarter ended November 30, 2003, the Company had revenues of $276,552 versus $17,371 for the same period ending last year. This increase in revenues is primarily due to the strong performance of Elgrande's inaugural product-line, The Love Plates, in the giftware and home decor market.

For the quarter ended November 30, 2003, cost of revenues increased to $177,646. This represents the cost of inventory sold and the corresponding freight-in charges of importing products.

For the quarter ended November 30, 2003, gross profit was $98,906 versus $5,537 for the same period ending last year.

Comparison of the six months ended November 30, 2003 and 2002.

For the six months ended November 30, 2003, the Company had revenues of $441,242 versus $17,467 for the same period ending last year. This increase in revenues is primarily due to the strong performance of Elgrande's inaugural product-line, The Love Plates, in the giftware and home decor market.

For the six months ended November 30, 2003, cost of revenues increased to $297,788. This represents the cost of inventory sold and the corresponding freight-in charges of importing products.

For the six months ended November 30, 2003, gross profit was $143,454 versus $5,633 for the same period ending last year.

In addition, the Company had pending sales of $124,000 booked as at November 30, 2003.

Revenue accounts for sales of products that have been delivered to customers. Pending sales are sales orders that have been received but not shipped. The financial statements do not reflect pending sales as per GAAP.

Management is currently working to improve the company's operations. By improving inventory management, shipping logistics and product handling, we believe that costs of revenues can be further lowered to improve gross profits.

CHANGES IN FINANCIAL CONDITION

A summary of expenses for the three months ended November 30, 2003 compared to the same period in 2002 is as follows:

                                                       2003         2002
                                                     -------      -------
         Consulting                                 $ 65,905     $ 23,157
         Selling Expense                             111,349        8,461
         Legal and other                              15,373      151,091
         Salaries                                    143,901       54,605
         Depreciation and amortization                40,047       34,204
         Office and administration                    12,841       39,442
         Travel and entertainment                     16,097        6,443
         Rent                                         17,898       10,208
         Marketing and public relations               49,939        1,417
                                                     -------      -------
                                                     473,353      380,328
                                                     =======      =======

There were some changes in the Company's financial condition. Significant changes that warrant discussion include:

Consulting Fees

Consulting fees for the six months ended November 30, 2003 were lower versus the prior year's six months due to the reduction in consulting contracts.

Selling Expense

With the increase in wholesale business activity, $111,349 was incurred as a sales commission expense.

Legal and Other

This year the Company did not incur any significant legal fees. This is a sharp contrast to the same period ending in August 31, 2002 when the Company incurred legal fees in incorporating Elgrande's European subsidiary, Elgrande Europe AG. However, due to the increased sales volume and business activity, auditing fees have increased as well as fees paid for investor relations activities.

Salaries

The increase in salaries expense is due to the hiring of additional employees to support sales, marketing and operations. This will provide Elgrande the needed capacity handle the expected growth in its wholesale business.

Office and Administration

The increase in Office and Administration expenses for the six months ended November 30, 2003 is directly related to the increase in wholesale business activity. The significant components of this expense include office and warehouse supplies expenses, courier charges for samples, etc.

Management is currently investigating other ways to improve its business administration. This may involve additional investments in information technology to create efficiencies.

Travel and Entertainment

Travel and entertainment expenses also increased by $9,654 during the three months ended November 30, 2003 as compared with 2002. This is primarily due to the continuous promotion of Elgrande's wholesale products throughout the North America market.

Marketing and Public Relations

The Company incurred Marketing and Public Relations expenses of $49,939 during the three months ending November 30, 2003 versus $2,717 for the previous year's three months. The increase is due to the higher volume of product information sheets given to sales agencies for marketing purposes and the additional news releases printed regarding Elgrande's business activities.

Overall, operating expenses were generally higher due to the recent strengthening of the Canadian dollar.

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

The Company generated negative cash flow from operating activities for the period from inception (April 8, 1998) through November 30, 2003. The Company realized negative cash flow of $394,406 from operating activities for the three months ending November 30, 2003 compared to negative cash flow of $335,210 from operating activities for the three months ending November 30, 2002.

INVESTING ACTIVITIES

Investing activities for the period from inception through November 30, 2003 consisted primarily of the purchase of inventory, property and equipment and soft costs associated with the development of the Company's wholesale activities and websites.

FINANCING ACTIVITIES

Since inception, the Company has financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, the Company has raised approximately $7 million from the sale of common stock and have borrowed approximately $2 million from investors and shareholders. Funds from these sources have been used as working capital to fund the on-going development of the European Sources Direct wholesale division and the Artware Direct website.

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

In the quarter ended November 30, 2003, $1,124,240 of the Company's debt was converted into common stock by the issuance of 3,698,835 shares of common stock. The conversion will facilitate the ability to raise capital to finance the Company's future growth. In addition, this alleviates the interest burden on the Company's operating cash flow.

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

                  Changes  in Securities

      (a) Not applicable.

      (b) Not applicable.

      (c) The following provides information of all sales of outstanding stock in the quarters ended August 31 and November 30, 2003 which were not registered under the Securities Act of 1933 (the "Act"):

                                                          Total Offering
                                                          Price/
                                            Principal     Underwriting
Date         Title and Amount   Purchasers  Underwriter   Discounts
-------      ----------------   ----------  -----------   --------------
August,      74,517 shares      Private         NA        Subscription
2003         of common stock    Investor                  Agreement
                                                          valued at
                                                          $3,085/NA

August,      74,517 shares      Private         NA        Subscription
2003         of common stock    Investor                  Agreement
                                                          valued at
                                                          $3,085/NA

September,   2,282,486 shares   Private         NA        Loans valued at
2003         of common stock    Investor                  $875,000/NA

September,   51,400 shares      Private         NA        Consulting fees
2003         of common stock    Investor                  valued at $15,420/NA

September,   167,000 shares     Private         NA        Convertible Debentures
2003         of common stock    Investor                  valued at $47,700, and
                                                          Rental Fees valued at
                                                          $2,400/NA

September,   857,100 shares     Private         NA        Consulting Fees
2003         of common stock    Investor                  valued at $151,220/NA

September,   232,516 shares     Private         NA        Stock Warrants
2003         of common stock    Investor                  valued at $18,601/NA

September,   83,333 shares      Private         NA        Subscription
2003         of common stock    Investor                  Agreement valued at
                                                          $25,000/NA

September,   25,000 shares      Private         NA        Subscription
2003         of common stock    Investor                  Agreement valued at
                                                          $7,500/NA

September,   2,500,000 shares   Private         NA        Subscription
2003         of common stock    Investor                  Agreement valued at
                                                          $1,000,000/NA

----------
* Share numbers are pre-reverse split.

(d) Not applicable.

ITEM  3

                  Defaults Upon Senior Securities

None

ITEM  4

                  Submission of Matters to a Vote of Security Holders

None

ITEM  5

                  Other Information

Changes in Our Board of Directors

On December 1, 2003, Paul Morford resigned as a director of the Company.

On January 14, 2004, the Board of Directors of the Company elected Murat F. Erbatur as a director to fill the vacancy on the Board resulting from the resignation of Paul Morford.

Mr. Erbatur founded and is President and CEO of MCM Integrated Technologies Ltd and ScanTech Imaging Corp. MCM is a leading provider of information technology products and services in Canada. ScanTech Imaging Corp. is the market leader in North America in fillable and linkable forms for the mutual fund industry. Mr. Erbatur has spent most of his 32-year professional career in computers and their applications in technical and business environments. His career includes 11 years with Swan Wooster Engineering, Vancouver, Canada from 1972 through 1983; the next three years as Vice President of Engineering Software Development Corp., San Francisco, Californis; the next two years as Director of Marketing with REBIS Industrial Work Group Software, Oakland, California; and the next six years with Simons International, Vancouver, Canada, as Manager, Computer Applications.

Mr. Erbatur received a B.Sc. degree in Civil Engineering from Robert College (Istanbul, Turkey) in 1972 and a Masters degree in Engineering from University of British Columbia in 1973.

Acquisition of Biscayne Bay Trading Corporation

     We are in the business of designing, sourcing, importing, marketing and distributing products in the giftware, home decor and artware sectors. We sell to North American retail stores through a network of sales agencies and independent sales representatives. Our largest seller is the "Love Plate" line of designer tableware from Plates GmbH, a division of Germany's largest glass producer, Walther Glass GmbH & Co. KG. We have exclusive representation for the Love Plates line in North America. Our sales coverage includes the key market centers in Dallas, Los Angeles, New York, Denver, Chicago, Atlanta, Seattle, San Francisco Toronto and Montreal. These sales territories cover 82 percent of the U.S. and Canadian population.

     While the Southeast region of the U.S. is one of the sector's strongest sales territories, it is a region where Elgrande is not as well represented as would be appropriate. In late-August through mid-September, Elgrande was approached by Biscayne Bay Trading Corporation, a Florida corporation ("Biscayne"). Biscayne was created to market and sell leading home decor and office furnishing products, and its business model was built on identifying and obtaining distribution rights to new and up-coming products. More specifically, Biscayne suggested to Elgrande that, as a result of research it had undertaken, Biscayne believed it could significantly improve distribution of Elgrande's largest seller, namely its "Love Plate" line of designer tableware from Plates GmbH, in the Southeast region of the U.S. and that Biscayne and Elgrande enter into a business combination. The shareholder of Biscayne would exchange all of its shares of Biscayne for shares of Elgrande common stock. Thus, Biscayne would become a wholly-owned subsidiary of Elgrande and thereafter merge into Elgrande.

     Following these discussions, Biscayne entered into a Subscription Agreement (the "Biscayne Subscription Agreement") with a Colorado Accredited Investor whereby Biscayne sold up to $1,000,000.00 in Convertible Debentures (the "Biscayne Convertible Debentures"), together with underlying authorized but unissued shares of Common Stock of Biscayne into which the Biscayne Debentures may be converted (collectively, the "Biscayne Securities"), to that Accredited Investor. Pursuant to Rule 504 (b) (1) (iii) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), securities issued under a state law exemption that permits general solicitation and general advertising so long as sales are made only to "Accredited Investors" (as that term is defined in Regulation D) are unrestricted. Since Section 11-51-308 (1)
(p), C.R.S., and Sec. 51-3.13B, Colorado Regulations, promulgated thereunder, permit general solicitation and general advertising of securities so long as sales are made only to `accredited investors'; and since the Biscayne Convertible Debentures were offered and sold exclusively to an accredited investor which is a resident of Colorado, Biscayne issued, and the Accredited Investor purchased, unrestricted securities within the meaning of Rule 504 (b)
(1) (iii) under the Securities Act and Section 11-51-308 (1) (p), Colorado Revised Statutes, and Sec. 51-3.13B, Colorado Regulations.

     In addition, the agreement between Biscayne and the Accredited Investor/Holder required Biscayne to deposit shares of unrestricted Common Stock of Biscayne (speficially, the "Biscayne Security Shares"; generically, "Security Stock") with the Holder of the Biscayne Convertible Debentures as security for Biscayne's performance under those Convertible Debentures. These Biscayne Security Shares were not in addition to the shares to be issued upon conversion of the Biscayne Convertible Debentures (as referenced below), and they could be disposed of if, and only if, Biscayne were to default under the Biscayne Convertible Debentures. Therefore, once the Biscayne Convertible Debentures have been satisfied, the Biscayne Security Share will be canceled.

     As a result of the sale of the Biscayne Convertible Debentures, Biscayne had the financial resources in place to implement and support its own Business/Growth Plan, or, to assist Elgrande in a more effective exploitation of the market for Elgrande's products, including, in particular, the distribution of the "Love Plate" line of designer tableware from Plates GmbH, in the Southeast region of the US.

     Accordingly, on October 29, 2003, Elgrande entered into a Share Exchange Agreement with the shareholder of Biacayne, to wit, Nicholas, Moore, and Associates, Inc., by means of which Nicholas, Moore, and Associates, Inc. exchanged all of its shares of Biscayne (consisting of 35,000 shares of Common Stock, Par Value $0.001 per share) for a total of 35,000 newly-issued shares of Elgrande's Common Stock, Par Value $0.001 per share.

     Following that, on October 30, 2003, Biscayne entered into a Plan of Merger with Elgrande, whereby Elgrande was the survivor. (Since Biscayne was a wholly-owned subsidiary of Elgrande within the meaning of the Corporation Law of Nevada and Florida, approval was not necessary from the shareholders of either the Subsidiary or the Parent; Director approval was sufficient.) Pursuant to the Merger, and by operation of law, the rights and obligations of Biscayne with respect to all entities, including the Accredited Investor, enured to the benefit of and became binding upon Elgrande. Consequently, as a result of the Merger, (a) the rights and obligations of Biscayne under the Subscription Agreement whereby Biscayne sold the Biscayne Convertible Debentures to the Accredited Investor enured to the benefit of and became binding upon Elgrande, so that any subsequent funding under the Subscription Agreement would be received by Elgrande, and (b) the original Biscayne Convertible Debentures, together with the underlying shares of Biscayne's Common Stock into which the Biscayne Debentures were convertible from time to time, were converted into identical debentures of Elgrande (the "Elgrande Convertible Debentures"), together with shares of underlying Common Stock of Elgrande into which the Elgrande Convertible Debentures may be converted. In addition, by operation of law and the Plan of Merger, Elgrande also assumed and became responsible for all of Biscayne's rights and obligations with respect to Security Stock, so that 2,500,000 unrestricted shares of Elgrande Common

Stock, not bearing a Restrictive Legend, were delivered to the Accredited Investor to be held as security for Elgrande's performance under the Elgrande Convertible Debentures and could be sold, if, any only if, there be a default under the terms of the Elgrande Debentures.

     The description of the Agreements discussed above is qualified in its entirety by reference to such agreements, which are attached as Exhibits hereto and incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

2.1 Plan of Merger between Elgrande.com, Inc, and Biscayne Bay Trading Corporation, dated as of October 30, 2003.

4.7 8% Series A Senior Subordinated Convertible Redeemable Debenture due October 31, 2004.

4.8 Assignment and Assumption Agreement dated October 31, 2003, between Biscayne Bay Trading Corporation and the Registrant.

10.15 Share Exchange Agreement, dated as of October 29, 2003, by and between Elgrande.com, Inc., Nicholas, Moore, and Associates, Inc., and Biscayne Bay Trading Corporation, filed herewith.

31.1 Certification of Michael F. Holloran Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith, filed herewith.

32.1 Certification of Michael F. Holloran Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b) Reports on Form 8-K relating to the quarter ended August 31, 2003.

         The Company did not file any reports on Form 8-K during the quarter ended November 30, 2003.

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




                                                ELGRANDE.COM, INC.


                                           By: /s/ Michael F. Holloran
                                           -------------------------------------
                                                     Michael F. Holloran
                                           President and Chief Executive Officer

Dated:  January 14, 2003

Exhibit Number             Description
--------------             -----------

2.1 Plan of Merger between Elgrande.com, Inc, and Biscayne Bay Trading Corporation, dated as of October 30, 2003.

4.7 8% Series A Senior Subordinated Convertible Redeemable Debenture due October 31, 2004.

4.8 Assignment and Assumption Agreement dated October 31, 2003, between Biscayne Bay Trading Corporation and the Registrant.

10.15 Share Exchange Agreement, dated as of October 29, 2003, by and between Elgrande.com, Inc., Nicholas, Moore, and Associates, Inc., and Biscayne Bay Trading Corporation.

31.1 Certification of Michael F. Holloran Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification of Michael F. Holloran Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.