Form 10QSB/A
period 2004-02-29
ELGRANDE COM INC
filed 2004-04-15
CIK 1073362

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES

        EXCHANGE ACT  OF  1934

        For the Quarterly period ended February 29, 2004

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

1450 Kootenay Street, Vancouver, B.C.

V5K 4R1 Canada

(Address of principal executive offices)

(604) 689-0808

(Issuer's telephone number)

The  number  of  shares  outstanding  of  each of the issuer's classes of common equity  as  of  the  latest  practicable  date:

            Class                                      February 29, 2004

-------------------------------                     -----------------------

Common stock, $ 0.001 par value                           11,559,622


                             ELGRANDE.COM, INC.

                                FORM 10-QSB

                For the Quarterly period ended February 29, 2004

                               TABLE OF CONTENTS

                                                                        Page

PART  I.  FINANCIAL  INFORMATION                                          3

ITEM  I - Unaudited  Consolidated  Financial Statements

          Consolidated Balance Sheets as of

          February 29, 2004 (Unaudited)  and  May  31,  2003              3

          Consolidated  Statements  of  Operations

          for  the  Three Months and Nine  Months  ended  February 29,

          2004 and  2003  (Unaudited)                                     4

          Consolidated  Statements  of  Cash  Flows

          for  the  Nine  Months  ended February 29, 2004

          and  2003 (Unaudited)                                           5

          Condensed Notes to Consolidated Interim Financial Statements    6

ITEM  2   Management's  Discussion  and  Analysis  of

          Financial  Condition  and  Results  of  Operations              9

PART II.  OTHER  INFORMATION                                              14

Signatures                                                                15

Certification    (filed as attachment)


ELGRANDE.COM, INC.

FORM 10-QSB

For the Quarterly period ended February 29, 2004

PART  I.  FINANCIAL  INFORMATION

Item 1 - Financial Statements

ELGRANDE.COM INC. CONSOLIDATED BALANCE SHEETS

		February 29,
		2004	May 31,
ASSETS		(Unaudited)	2003
	CURRENT ASSETS
	Cash	$51,486	$20,602
	Accounts receivable	152,679	93,918
	Deposits and prepaid expenses	6,476	62,089
	Inventory	186,514	63,037
	Employee expense advances	11,758	5,055
	GST tax refundable	52,387	11,390
	TOTAL CURRENT ASSETS	461,300	256,091

	PROPERTY AND EQUIPMENT
	Computer hardware	104,272	97,972
	Furniture and fixtures	72,751	62,591
	Database and software	545,645	545,645
	Less accumulated depreciation and amortization	(683,411)	(611,391)
	TOTAL PROPERTY AND EQUIPMENT	39,257	94,817

	OTHER ASSETS
	Deposits	29,304	11,448
	TOTAL OTHER ASSETS	29,304	11,448

	TOTAL ASSETS	$529,861	$362,356

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
	CURRENT LIABILITIES
	Accounts payable	$537,816	$480,386
	Accrued liabilities	554,278	316,966
	Accrued interest	18,969	9,284
	Debentures	167,576	128,096
	Loans payable	246,773	896,406
	Debentures and loans payable, related parties	201,762	261,202
	TOTAL CURRENT LIABILITIES	1,727,174	2,092,340

	COMMITMENTS AND CONTINGENCIES	-	10,000

	STOCKHOLDERS' EQUITY (DEFICIT)
	Common stock, 200,000,000 shares authorized,
	$.001 par value; 11,559,622 and 3,540,282 shares
	issued and outstanding, respectively	11,555	3,540
	Stock options and warrants	400,877	708,244
	Additional paid-in capital	8,401,519	5,899,845
	Accumulated deficit	(9,410,323)	(8,345,618)
	Stock subscriptions	(580,000)
	Accumulated other comprehensive income (loss)	(20,941)	(5,995)
	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,197,313)	(1,739,984)

	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$529,861	$362,356

See Notes to Interim Financial Statements


ELGRANDE.COM INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

R E V E N U E S
Product sales	$244,316	19,317	685,558	36,322
Commissions	-	-	-	462
	244,316	19,317	685,558	36,784

COST OF REVENUES	185,319	12,733	483,107	24,567

GROSS PROFIT (LOSS)	58,997	6,584	202,451	12,217

E X P E N S E S
Consulting fees	12,337	136,174	132,144	292,867
Selling expense	50,218	-	161,567	-
Legal and professional fees	30,047	4,060	51,663	198,597
Salaries	156,600	-	378,361	-
Depreciation and amortization	(1,160)	19,521	75,780	89,038
Office and administration	86,567	55,618	211,825	226,400
Bad debt	-	-	-	17,585
Travel and entertainment	30,787	15,719	69,154	32,358
Marketing and public relations	48,924	3,489	135,465	10,851
TOTAL OPERATING EXPENSES	414,320	234,581	1,215,959	867,696

LOSS FROM OPERATIONS	(355,323)	(227,997)	(1,013,508)	(855,479)

OTHER INCOME (EXPENSE)
Interest expense	(32,966)	(19,155)	(51,197)	(19,155)
TOTAL OTHER INCOME (EXPENSE)	(32,966)	(19,155)	(51,197)	(19,155)

NET LOSS	(388,289)	(247,152)	(1,064,705)	(874,634)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	(14,946)	6,057	(14,946)	2,359

COMPREHENSIVE LOSS	$(403,235)	(241,095)	(1,079,651)	(872,275)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.03)	(0.07)	(0.10)	(0.28)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	11,406,031	3,364,967	11,201,243	3,124,807

See Notes to Interim Financial Statements


ELGRANDE.COM INC. CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	February 29,	February 28,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,064,705)	(874,634)
Adjustments to reconcile net loss
to net cash used by operating activities:
Services paid by issuance of common stock and options	166,640	162,272
Stock issued for rent	2,400
Depreciation and amortization	76,940	89,038
Bad debt expense	-	17,585
Increase in:
Accounts receivable	(58,761)	(13,055)
Inventory	(123,477)	(39,281)
Employee advance receivable	(6,703)	-
Other assets	(14,616)	6,773
Accrued liabilities	237,312	112,038
Accrued interest	9,685	4,824
Accounts payable	57,430	52,145
Net cash used in operating activities	(717,855)	(482,295)

Cash flows from investing activities:
Deposits	(17,856)	-
Purchase of property and equipment	(16,460)	(1,500)
Net cash used in investing activities	(34,316)	(1,500)

Cash flows from financing activities:
Proceeds from loans	123,415	556,416
Proceeds from loans, related party	161,762	44,685
Repayment of loans		(34,294)
Issuance of stock	420,000	-
Net cash provided by financing activities	705,177	566,807

Net increase (decrease) in cash	(46,994)	83,012

Foreign currency translation gain (loss)	3,275	2,765

Cash, beginning of period	95,205	9,428
Cash, end of period	$51,486	95,205

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$32,148	(9,660)
Income taxes	$-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock and options	$166,640	162,272
Stock issued for debt	$1,613,282	-
Stock issued for rent	$2,400	-

See Notes to Interim Financial Statements


                               ELGRANDE.COM, INC.

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 29, 2004

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

May 31, 2003.

The accompanying financial  statements have been prepared on  a  going  concern basis,  which  contemplates  the  realization  of  assets and  satisfaction  of

liabilities  in  the  normal  course  of  business.   The  Company has suffered

material recurring losses from operations since inception. At February 29, 2004 the Company has a working capital deficit of $1,330,019, an accumulated deficit of  $9,410,323 and negative cash flows from  operations.  These  factors  raise substantial doubt about the Company's ability to continue as a going concern.

Continuation of the  Company  is dependent on achieving sufficiently profitable

operations  and  obtaining  additional   financing.    Management  has  and  is

continuing to raise  additional  capital from various sources.  The Company has developed a  wholesale  division  which sources unique  home décor  items  from

Europe and Asia for  distribution in North America.  There can be no assurances that the  Company  will  be  successful  in  raising  additional  capital.  The

financial   statements   do  not  include  any   adjustment  relating   to  the

recoverabilit y and  classification of  assets and  liabilities  that  might be necessary should the Company be unable to continue as a going concern.

Paul Morford resigned as officer and director effective December 18, 2003.

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


                                 ELGRANDE.COM, INC.

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 29, 2004

Inventories

--------------------------------------------------------------------------------

Inventory  at  February 29,  2004 consists  of a variety of home-décor products.

Inventories are recorded using the specific identification method  and valued at the lower of cost or market value. Inventory consisting of manufactured products are recorded using the first in first out method and valued at the lower of cost or market value.

NOTE 2 - COMMON STOCK AND WARRANTS

During the nine months ended February 29, 2004, the  Company  issued  4,241,286 shares  of  common stock for debt and services valued at $1,268,349. All  stock was issued at its fair market value at the date of grant.

In August 2003  the  Company effected a 10 for 1 reverse split of the company's capital stock. As result  of the reverse split, the Company's authorized common stock decreased from 200,000,000  to  20,000,000  shares. Capital restructuring was a necessary step in order to enable the Company to raise additional funding to support and grow the business.

Warrants previously  issued (2,906,450) were exercised for  1,089,616 shares of

Common stock in a ‘cashless’ redemption.

All references to stock, options and warrants have been restated to reflect the reverse stock split.

NOTE 3 - STOCK OPTIONS

During  the  previous fiscal year ended May 31, 2003  the  Company's  board  of directors approved  the Elgrande.com, Inc. 2003 Stock Options Plan. The Company

may issue up to 5,000,000  common  stock options with a maximum per share price of $0.05.

During the three months ended February  29, 2004, the Company did not issue any stock options from this plan.

The following is a summary of stock option activity:

                                            Number of           Weighted Average

                                              Shares             Exercise Price

                                            ---------           ----------------

Outstanding at 5-31-02                      365,500                  $ 6.10

Granted                                         -                      -

Exercised                                       -                      -

Forfeited                                       -                      -

Outstanding at 5-31-03                      365,500                  $ 6.10

Granted                                   2,906,450                    -

Exercised                                (2,906,450)                   -

Forfeited                                       -                      -

Outstanding at 2-29-04                     365,500                   $ 6.10

Options exercisable at 2-29-04             365,500                   $ 6.10


                                 ELGRANDE.COM, INC.

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 29, 2004

NOTE 4 - NOTES AND DEBENTURES PAYABLE

Short-term Notes

------------------------------------------------------------------------------

During the three months ended February 29, 2004, the Company's officers loaned the Company $6,897  to fund  continuing  operations.  During the three  months ended  February 29, 2004, the  Company  also  received  a short-term  loan  of

$30,874 from an individual with no interest.

NOTE 5 - INVESTMENT IN EUROPEAN SUBSIDIARY

In the  quarter  ended August  31, 2002, the Company  invested $100,000 in its wholly owned European subsidiary, Elgrande Europe AG, stock of which has a par value of one euro. The subsidiary was created to provide an operating presence in Europe. At February 29, 2004, there were no sales  activity recorded in the

European Company. Elgrande Europe AG has been consolidated  in these financial statements.

NOTE 6 – INVESTMENT IN BISCAYNE BAY TRADING CORPORATION

In the quarter ended  November  30, 2003,  the Company  acquired Biscayne  Bay

Trading Corporation for 35,000 shares of restricted common stock.  Two million

Shares are held in escrow for future borrowings for debenture agreements.


                             ELGRANDE.COM, INC.

                                FORM 10-QSB

                For the Quarterly period ended February 29, 2004

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

RESULTS OF OPERATIONS

Comparison of the three months ended February 29, 2004 and February 28, 2003.

In November 2002 we  launched  our  wholesale division, European Sources Direct

(ESD). Since then, we have established  wholesale  sales  representation in key

U.S.  and  Canadian regional giftware and home d{e'}cor wholesale  centers.  We have secured  certain exclusive corporate and wholesale distribution rights for products within the USA, Canada and Mexico.

For the quarter  ended  February  29,  2004, we had revenues of $244,316 versus

$19,317 for the same period ending last  year.  This  increase  in  revenues is primarily  due  to the strong performance of Elgrande's inaugural product-line,

The Love Plates, in the giftware and home decor market.

For  the quarter ended  February  29,  2004,  cost  of  revenues  increased  to

$185,319.   This  represents  the  cost of inventory sold and the corresponding freight-in charges of importing products.

For the quarter ended February 29, 2004, gross profit was $58,997 versus $6,584 for the same period ending last year.

Comparison of the nine months ended February 29, 2004 and February 28, 2003.


                             ELGRANDE.COM, INC.

                                FORM 10-QSB

                For the Quarterly period ended February 29, 2004

For the nine months ended February 29, 2004, we had revenues of $685,558 versus

$36,784 for the same period ending last  year.  This  increase  in  revenues is primarily  due  to the strong performance of Elgrande's inaugural product-line,

The Love Plates, in the giftware and home decor market.

For the nine months  ended  February  29,  2004,  cost of revenues increased to

$483,107.  This  represents the cost of inventory sold  and  the  corresponding freight-in charges of importing products.

For the nine months  ended  February 29, 2004, gross profit was $202,451 versus

$12,217 for the same period ending last year.

In addition, we had pending sales of $218,887 booked as at February 29, 2004.

Revenue accounts for sales  of  products that have been delivered to customers.

Pending sales are sales orders that  have  been  received  but not shipped. The financial statements do not reflect pending sales as per GAAP.

Management  is  endeavoring  to improve our operations. By improving  inventory management, shipping logistics  and  product handling, we believe that costs of revenues can be further lowered to improve gross profits.

CHANGES IN FINANCIAL CONDITION

A summary of expenses for the three months ended February 29, 2004 compared to the period ended February 28, 2003 is as follows:

                                                       2004         2003

                                                     -------      -------

         Consulting                                 $ 12,337     $136,174

         Selling Expense                              50,218       -

         Legal and other                              30,047        4,060

         Salaries                                    156,600       -

         Depreciation and amortization                (1,160)      19,521

         Office and administration                    86,567       55,618

         Travel and entertainment                     30,787       15,719

         Marketing and public relations               48,924        3,489

                                                     -------      -------

                                                    $414,320     $234,581

                                                     =======      =======

There  were  some  changes in our financial condition. Significant changes that warrant discussion include:

Consulting Fees

Consulting fees for  the  nine months ended February 29, 2004 were lower versus the

prior year's nine months due to the reduction in consulting contracts.

Selling Expense

The increase in the wholesale  business  activity  and engagement of additional wholesale  marketing  agencies  is  reflected  in increased  sales  commissions expenses.


                             ELGRANDE.COM, INC.

                                FORM 10-QSB

                For the Quarterly period ended February 29, 2004

Legal and Other

We  incurred  higher professional fees in the quarter  as  a  result  of  legal services required  and  retained  for  the  acquisition of Biscayne Bay Trading

Corporation.  These expenses are one-time and non-recurring expenses.

Salaries

There has been no significant increase in salaries  expense.   In  the  quarter

ended   February   28,   2003,   this  expense  was  pooled  under  Office  and

Administration.

Office and Administration

The increase in Office and Administration  expenses  for  the nine months ended

February  29,  2004  is directly related to the increase in wholesale  business

activity.  Several  non-recurring   expenses   were   incurred,  including  the

manufacturing of crates for the efficient shipment of products  to  trade shows and  the cost of printing our bi-annual catalog for our marketing agencies  and representatives.  Also included in the amount are costs of shipments of samples to show rooms and brokerage charges incurred for our shipments.

Management  is  currently  investigating  other  ways  to  improve its business

administration.   This   may  involve  additional  investments  in  information

technology to create efficiencies.

Travel and Entertainment

Travel and entertainment expenses  were almost  doubled  in  the  quarter ended

February  29,  2004 as  compared  with  February  28, 2003.  Increased expenses resulted from:

*

necessary  attendance at trade shows  to promote of our line of products in the North American market;

*

attendance at European trade shows to secure new product lines;

*

visits to  our  principal  supplier and prospective  suppliers’

factory locations in Europe.

Marketing and Public Relations

We incurred Marketing and Public Relations expenses of $48,924 during the three months  ending  February 29, 2004 versus $3,489 for the previous  year's  three months. The increase  is due to the higher volume of product information sheets given to sales agencies  for  marketing  purposes and research on complementary

products  that  would enhance our existing wholesale  line.   There  were  also

additional news releases issued in regarding our business activities.

LIQUIDITY AND CAPITAL RESOURCES

TRENDS LIKELY TO  HAVE  A  MATERIAL  IMPACT  ON SHORT & LONG TERM LIQUIDITY THE

SUCCESS OF THE WHOLESALE LINE

In the previous fiscal year, we established relationships  with a network of 12 wholesale  marketing agencies and representatives covering the  North  American market.  In  this fiscal year to date, we have a total to 12 marketing agencies in the US and  6  marketing  agencies  in Canada.  We have negotiated exclusive


                             ELGRANDE.COM, INC.

                                FORM 10-QSB

                For the Quarterly period ended February 29, 2004

distribution rights with its supplier that  providing  the  key products in our product  line.  Having  established North American sales representation,  along with  the strength of its  existing  product  line,  Management  believes  that revenues  will continue to grow to reach its full potential. This will position us to be cash flow positive, self-sustaining and ultimately, profitable.

UNCERTAINTIES LIKELY TO HAVE A MATERIAL IMPACT ON SHORT & LONG TERM LIQUIDITY

Uncertainties  and/or  fluctuations  in  the  marketplace  have  an  impact  on

Liquidity that cannot be quantified at this time.

INTERNAL AND EXTERNAL SOURCES OF CAPITAL

We have limited assets to sell in order to create short or long term liquidity.

Therefore we are dependant on a combination of external sources for funding and the developing trend to positive net cash flow to maintain liquidity.

We  have  no material commitments requiring capital expenditures.  There are no contracts with third parties that require funds.

We anticipate  the  need  to develop sufficient inventory to meet sales demand.

Short term, we will have to  rely  on  external  sources for funding to support immediate inventory requirements. Long-term, inventory  build-up  is planned to coincide with our ability to generate positive cash flow. Until such time as we have positive cash flow on a monthly basis, the dependence on external  capital will remain.

There  are  no  guarantees  that  we  will be able to raise external capital in sufficient amounts or on terms acceptable  to  us. Our ability to demonstrate a consistent  trend of positive cash flow and profitable  quarters  will  have  a beneficial effect on liquidity.

TRENDS, EVENTS  OR  UNCERTAINTIES THAT HAVE HAD OR THAT ARE REASONABLY EXPECTED

TO HAVE A MATERIAL IMPACT ON  NET SALES OR REVENUES  OR INCOME FROM  CONTINUING

OPERATIONS

OPERATING ACTIVITIES

As revenue grows, so does the potential for trends, events and uncertainties to influence future cash flow and revenue.

Our wholesale activity  is  centered  on  procuring,  importing,  marketing and selling international products within the North American wholesale market.  The current  principal country of supply is Germany, with which we have  negotiated exclusivity  of  product supply and currency rate.  This will secure us a level of uniqueness of products  in  the  marketplace  and a reduction of exposure to foreign currency fluctuations between the Euro and US dollars.

Until such time we are able to diversify our source  of  supply  and  range  of product,  interruptions in supply from manufacturers may have a negative impact on operations, as would any major reduction in consumer demand.

Our principal  product  line is subject to two buying seasons.  A Spring/Summer season, which has buying  in the period late January through late April of each year, and a Fall/Winter season which has buying in the period late June through late October.  There are order  lulls  in  the  periods  between the two buying

seasons,  specifically  November  through  January and May through  June.   The

seasonality of the industry therefore has a  material  effect  on the financial condition or results of operations.


                             ELGRANDE.COM, INC.

                                FORM 10-QSB

                For the Quarterly period ended February 29, 2004

We generated negative cash flow from operating activities for the  period  from inception  (April 8, 1998) through February 29, 2004. We realized negative cash flow of $717,855  from operating activities for the nine months ending February

29, 2004 compared to  negative  cash flow of $482,295 from operating activities for the nine months ending February 28, 2003.

INVESTING ACTIVITIES

Investing activities for the period  from  inception  through February 29, 2004 consisted primarily of the purchase of inventory, property  and  equipment  and soft costs associated with the development of our wholesale activities.

FINANCING ACTIVITIES

Since  inception,  we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others.  To date, we raised approximately $7 million from the sale of common stock and have borrowed approximately $2 million  from  investors  and  shareholders.  Funds from these sources  have been used as working capital to fund the on-going development  of our wholesale division.

During the  quarter ending August 31, 2003, we underwent capital restructuring.

Since then we  have been engaged in a turnaround process that entailed shifting the business focus  to importing and wholesale distribution in the giftware and home decor sector. This  transition  has been extremely successful as evidenced by our increasing sales and revenue. Our Board and management have been focused on carefully examining ways and means of continuing to move ahead. This process included speaking with key suppliers,  large  customers  and  potential funding sources. By August 2003, it had become clear that capital restructuring  was  a necessary  step  to  allow  the  expansion  of  its product base, to sign large customers, to improve its due diligence profile with  key account customers and suppliers, and to conclude negotiations for the funding  necessary  to  support and grow the business. Upon reviewing these facts and on the advice of counsel,

the  Board  decided  that  it  was  in our long-term best interest and the best interests of our shareholders to effectuate  a change in our capital structure,

and thereby provide us with a more stable base to build upon. In August 2003 we effected a 10 for 1 reverse split of our common stock.

In the quarter ended February 29, 2004, $424,388  of  the  Company's  debt  was converted  into  common  stock  by  the  issuance of 1,591,567 shares of common stock.  The conversion will facilitate the  ability to raise capital to finance future growth. In addition, this alleviates the  interest  burden  on operating cash flow.

Our financing activities for the quarter ended February 29, 2004 provided a net total of $255,616.  Cash at the end of the period was $51,952. As of  April 13,

2004, we had cash of $109,740.


                             ELGRANDE.COM, INC.

                                FORM 10-QSB

                For the Quarterly period ended February 29, 2004

Item 2.   Changes in Securities.

      (a)  Not applicable.

      (b)  Not applicable.

      (c)  The  following provides information of all sales of  outstanding stock in the quarter ended February 29, 2004 which were not registered under the Securities Act of 1933 (the "Act"):

Date	Title and Amount	Purchasers	Principal Underwriter	Total Offering Price/Underwriting Discounts
Dec 2003	48,572 shares of common stock	Private Investors	NA	Subscription agreements valued at $11,910.78/NA
Jan 2004	47,757 shares of common stock	Private Investors	NA	Convertible debentures valued at $9,456/NA
Jan 2004	531,250 shares of common stock	Private Investor	NA	Loans valued at $159,375/NA
Jan 2004	45,813 shares of common stock	Consultant	NA	Debt valued at $10,000/NA
Feb 2004	213,675 shares of common stock	Private Investor	NA	Loans valued at $30,769/NA
Feb 2004	83,912 shares of common stock	Consultants	NA	Professional services valued at $19,006/NA
Feb 2004	467,426 shares of common stock	Private Investor	NA	Loans valued at $150,785/NA
Dec. 2003 - Feb 2004	1,917,410 shares of common stock pursuant to the Company’s Series A Senior Subordinated Convertible Redeemable Debenutes due October 31, 2004	Private Investors	NA	Valued at $0.13 to $0.31 per share/NA

      (d)  Not applicable.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)     EXHIBITS

      No.            Description

-----------------    ----------------------------------------------------------

      31             Certification of Michael Holloran Pursuant to Section 302

                     of the Sarbanes-Oxley Act of 2002, filed herewith

      32             Certification of Michael Holloran Pursuant to 18 U.S.C.

                     1350, as Adopted Pursuant to Section 906 of the

                     Sarbanes-Oxley Act of 2002, filed herewith.

(b)     Reports on Form 8-K  relating to the quarter ended February 29, 2004.

The Company  did not  file any  reports on  Form 8-K during  the quarter  ended

February 29, 2004.


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

Dated:  April 14, 2004
