Form 10KSB
period 2004-05-31
ELGRANDE COM INC
filed 2004-08-31
CIK 1073362

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

     For the fiscal year ended May 31, 2004

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

                     COMMON STOCK, PAR VALUE $.001 PER SHARE

                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had revenues of $1,080,907 for the fiscal year ended May 31, 2004.

The aggregate market value of the Common Stock held by non-affiliates (based upon the last reported price on the bid-ask average on the OTC Bulletin Board) on August 24, 2004 was approximately $960,040. As of August 24, 2004, there were 13,714,857 shares of Common Stock outstanding.

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

GENERAL

Elgrande.com, Inc.  ("Elgrande", the "Company", "we" or "us") specializes in designing, sourcing, importing, marketing and distributing products for the North American giftware, and home décor sectors. The Company’s wholesale distribution division European Sources Direct (ESD) sources product from small and mid-sized European based “export ready” manufacturers and sells to 700 customers with over 1,100 retail locations that include independent retailers and national key accounts. Sales are achieved through a network of 12 sales agencies, 10 show rooms and 120 professional sales representatives.

In addition to representing established product lines Elgrande actively works with selected artists and manufacturers to design and produce limited edition products for sale through ESD’s customer base. The ability to bring limited edition products into established markets places Elgrande in a leading edge position to stay ahead of the market curve. Elgrande currently represents products produced by Walther-Glas (Germany), Almas d’Areosa Ceramicas (Portugal), Traxon Industries (Germany) and Mateus Stock AB (Sweden), and is working with Glassbor s.r.o. (Czech Republic) to produce a line of limited edition glasses. The Company’s products are presented on-line at www.Elgrande.com and www.EuropeanSourcesDirect.com.

Elgrande launched European Sources Direct in September 2002. Representation agreements have been signed with sales agencies in Atlanta, Chicago, Dallas, Delaware, Denver, High Point, Kansas, Los Angeles, Montreal, New York City, San Francisco, and Seattle. The agency sales territories cover over 90 percent of the US and Canadian populations. The Company’s products are displayed in sales agency showrooms in Atlanta, Chicago, Dallas, Denver, High Point, Kansas, Los Angeles, NYC, San Francisco, and Seattle. The Company’s offices and warehouse are located in Vancouver, British Columbia, Canada.

RISK FACTORS

In evaluating us, the following risk factors should be carefully considered.

Risks Factors Associated with the Company

WE HAVE ONLY A LIMITED OPERATING HISTORY

We were founded in April 1998 and began operating our Elgrande.com web site on June 2, 1999. That web site was subsequently terminated. We opened the Shopengine.net web site in November of 2001. We commenced operation of our wholesale business in January 2003. Accordingly, we have a limited operating history on which to base an evaluation of our business and prospects.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce.

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

Through the early stages of development and until our wholesale business is fully deployed, expenses will exceed revenues generated. We expect to use funding options to offset operating losses. If such net proceeds, together with cash generated by operations, are insufficient to fund future operating losses, we will be required to raise additional funds. There can be no assurance that such financing will be available in amounts or on terms acceptable to us, if at all.

WE WILL BE REQUIRED TO RAISE SUBSTANTIAL AMOUNTS OF CAPITAL

We will be required to raise substantial amounts of capital to continue development and commercialization of our wholesale business, and there is no assurance that we will be able to raise this additional required capital.

OUR FUTURE REVENUES ARE UNPREDICTABLE

As a result of our limited operating history and the emerging nature of the markets in which we compete, we are unable to accurately forecast its revenues.  Our current and future expense levels are based largely on our investment plans. Operating results will, to a large measure, depend on the volume and timing of orders the ability to support orders. We will be substantially dependent on raising equity capital for the foreseeable future and, without access to additional equity capital, we may be forced to cease business operations.

OUR SYSTEMS MAY FAIL

Our success largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events.

We do not presently have redundant systems and do not carry business interruption insurance to compensate for losses that may occur as a consequence of complete system failure. Despite the implementation of network security measures, our servers are vulnerable to computer viruses, electronic break-ins and similar disruptions, which could lead to interruptions, delays, and loss of data or the temporary inability to accept and fulfill orders. The occurrence of any of the foregoing risks could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Risk  Factor  Associated  with  the  Industry

DEPENDENCE ON ACCEPTANCE OF PRODUCT IN THE WHOLESALE MARKET

The Company's future growth and success will substantially depend on its success in introducing and selling product in the North American giftware and home décor wholesale markets. While the Company has enjoyed strong initial success, there is no guarantee that it can continue to source and introduce new products that have strong market appeal and sufficient margins and sales to support and grow the business. The resources required to support product development are not insignificant and their availability will depend on the ongoing success of the business. There can be no guarantee or assurance that the Company will be able to sustain this activity or that the activity will provide the products necessary to advance the Company.

EMPLOYEES

We currently have seventeen employees, consisting of one V.P. of Sales, one Controller, one Product Development coordinator, four sales staff, five administrative clerks, three warehouse handlers, one network administrator, one database manager, and two consultants, consisting of the President and the warehouse consultant. We plan to hire additional employees to support our wholesale program as the need arises.

ITEM  2.     PROPERTIES

Our executive headquarters is located at 1450 Kootenay Street Vancouver, B.C. We have entered into a lease for our premises of approximately 5,400 square feet, with a term commencing August 1, 2003 and expiring on July 31, 2006. The lease provides for a base rent of $3,300 per month. Pursuant to the lease, we are also responsible for additional rent for building operating costs. We believe that the premises are adequately insured.

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

Our Common Stock has traded on the OTC Bulletin Board since October 5, 1999. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Prior to August 11, 2003 our trading symbol was “EGND”.  Effective August 11, 2003, we implemented a 10-for-1 reverse split of our common stock. The new trading symbol effective August 11, 2003 is “EGDE”. The following sets forth the range of high and low bid information for the quarterly periods indicated of our last two fiscal years as reported by the National Quotation Bureau:

                                          BID

                               --------------------------

                                    LOW          HIGH

                               ------------  ------------

2003

----

First Quarter                      $0.01        $0.05

Second Quarter                     $0.01        $0.07

Third Quarter                      $0.02        $0.06

Fourth Quarter                     $0.01        $0.03

2004

----

First Quarter                      $0.01        $0.13

Second Quarter                     $0.20        $0.55

Third Quarter                      $0.11        $0.41

Fourth Quarter                     $0.13        $0.40

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

--------------------  -----------------  -----------------  ------------------

Equity                       NA                  NA                NA

compensation plans

approved by

security holders

--------------------  -----------------  -----------------  ------------------

Equity                   2,521,000            $0.83              4,674,172

compensation plans

not approved by

security holders

--------------------  -----------------  -----------------  ------------------

Total                    2,521,000            $0.83              4,674,172

HOLDERS

As of August 24, 2004, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 167.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following table sets for the information with respect to all securities of the Company sold in its fiscal years ended May 31, 2003 and 2004, without registration of the securities under the Securities Act of 1933. The information includes the names of purchasers, date of issue, number of shares issued or shares into which warrants are convertible, the exercise price and expiration date of warrants, and the consideration received by the Company for the issuance of the shares or warrants. The securities so sold are believed by the Company to be exempt from registration under either Regulation S or Rule 506 under the Securities Act of 1933.

Number of

               Shares

                                                      Purchase or     Purchased

                                                      Exercise Price  Purchasable    Expiration

                                         Type of      (USD            Upon Exercise  Date(WTS) or

Name                   Date of Issue     Security     Per Share)      or Conversion  Duedate(DEB)

---------------------  -------------     -----------  --------------  -------------  ------------

M. Morford                     2/02      Common Stock     0.026          357,692

M. Morford                     4/02      Common Stock     0.06            66,666

D P Martin & Assoc             3/02      Common Stock     0.070        1,000,000

S. Jackson                     3/02      Common Stock     0.045        1,111,111

Charles Van Musscher           4/02      Common Stock     0.040          250,000

Jennifer Morford               5/02      Common Stock     0.025          384,615

Stockreporter Ltd.             5/02      Common Stock     0.060          650,000

Ernest Perich                  5/02      Common Stock     0.065          461,538

Maureen Morford                7/02      Common Stock     0.032          424,358

Carol Murphy                   8/03      Common Stock     0.0414          74,517

Robert Issac                   8/03      Common Stock     0.0414          74,517

T. Simons                      9/03      Common Stock     0.38         2,282,486

Dataway Systems                9/03      Common Stock     0.30            31,400

S. Jackson                     9/03      Common Stock     0.30           167,000

M. Holloran                    9/03      Common Stock     0.18         1,014,616

Fisherman’s Wharf Market       9/03      Common Stock     0.30            83,333

C. Goddard                     9/03      Common Stock     0.30            25,000

Nicholas Moore                12/03      Common Stock     0.50            35,000

Maggie Ramsay                 12/03      Common Stock     0.20            11,344

Miggs Consulting              12/03      Common Stock     0.40             8,066

Glen Boehm                    12/03      Common Stock     0.22            29,162

T. Simons                      1/04      Common Stock     0.30           947,917

Perich & Partners              1/04      Common Stock     0.22            45,813

T. Simons                      2/04      Common Stock     0.28           681,101

M. Holloran                    2/04      Common Stock     0.23            83,912

G. Madeya                      3/04      Common Stock     0.10           100,000

M. Langert                     3/04      Common Stock     0.10           100,000

V.  Davidson                   2/02         Debenture                    500,000       Feb, 2005

M.  Holloran                   9/02         Debenture                    830,414       Sept, 2004

M.  Holloran                  11/03         Debenture                  2,310,871       Jun, 2005

(1) Stock equivalent upon debenture conversion as at closing price on August 24, 2004 ($0.07).

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

Cautionary Statement Regarding Forward-Looking Statements

This  annual  report  contains  forward-looking  statements  as that term is defined  in  the  Private  Securities  Litigation  Reform  Act  of 1995.  These statements relate to future events or our future financial performance.  Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number  of  important  factors  could  cause our actual results  to  differ  materially  from  those  expressed  in any forward-looking statements  made  by  us in this report. Forward-looking statements  are  often identified  by  words  like:  "believe",  "expect",  "estimate",  "anticipate", "intend", "project" and  similar  expressions  or words which, by their nature, refer to future events.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED MAY 31, 2004 AND MAY 31, 2003.

In November 2002 we  launched our wholesale division, European Sources Direct (ESD). Since then, we have established  wholesale  sales  representation in key U.S.  and  Canadian regional giftware and home décor wholesale  centers.  We have secured  certain exclusive corporate and wholesale distribution rights for products within the USA, Canada and Mexico. The Company has invested in product inventory to fulfill sales, to stock showrooms established in key market centers in the USA and Canada, and provide a minimum level of safety stock. On May 31, 2004 we had inventory on hand of $293,714.

For the year ended May 31, 2004, we had revenues of $1,080,907 versus $205,881 for the same period ending last year.  This increase in revenues is primarily due to the strong performance of Elgrande's inaugural product-line, The Love Plates, in the giftware and home decor market.

Gross Profit for the year ending May 31, 2004 was $367,397 versus $59,672 as at May 31, 2003. The current positive gross profit of 34 percent is due to the wholesale activity.

CHANGES IN FINANCIAL CONDITION

A summary of expenses for the year ended May 31, 2004 compared to the same period in 2003 is as follows:

                                              2004             2003

                                             ------           ------

     Consulting                              149,891          438,681

     Marketing and public relations          384,012           38,757

     Administration, legal and other       1,068,503          591,937

     Depreciation and amortization            99,241          141,447

                                           ---------        ---------

                                           1,701,647        1,210,822

                                           =========        =========

There were some changes in the Company's financial condition. Significant changes that warrant discussion include:

Consulting Fees

Consulting fees for the year ended May 31, 2004 were lower by $288,790 versus the year ended 2003 due to the reduction in consulting contracts.

Marketing and Public Relations

We incurred Marketing and Public Relations expenses of $384,012 in the year ended May 31, 2004 versus $38,757 in the year ended May 31, 2003. The increase of $345,255 is due to a variety of reasons.  Our costs to design, produce and distribute information sheets and bi-annual catalogs to sales and marketing agencies across North America were substantially higher.  We also released and incurred the cost of numerous news releases throughout the year. In addition, at the start of the fiscal year, we participated in an investor relations program and contracted a firm in Florida for such purposes.

Administration, Legal and Other

This item increased by a net amount of $476,566 compared to the year ended May 31, 2003.  This substantial increase directly relates our continuing need to build the human infrastructure and technical platform to support our sales program and wholesale activities. A breakdown of the expenses within this category is as follows:

We incurred less legal and professional fees in the year ended May 31, 2004 as compared with the year ended May 31, 2003.  In the prior year, we had incurred approximately $130,000 in one-time professional fees in the incorporation and set up of our German subsidiary, Elgrande Europa AG.

There was a significant increase in salary expense of $293,639.   This is a direct result of the expansion of our wholesale activities.  Staffing needs increased in the Sales and Administration departments as well as in warehouse handling.  We believe the infrastructure is in place to support forecasted sales.

The increase in Office and Administration expenses for the year ended May 31, 2004 of $236,140 is directly related to the increase in wholesale business activity.  Several non-recurring expenses were   incurred during the year, such as the manufacturing of large specialized crates for the efficient shipment of products and displays to trade shows.  Also included in the amount are significant costs to ship product required to support sales representatives and to set up inventory at 10 show rooms, as well as the related shipping and brokerage charges.  During the year, warehouse equipment and pallet racks were purchased to maximize storage and increase efficiency in our warehousing facilities. This was a one-time expense. In addition, we purchased office furniture and computers for our expanded staff.

Travel and entertainment expenses in the year just ended were 125% greater than in the year ended May 31, 2003.  Increased expenses resulted from:

- attendance at trade shows during the two buying seasons to promote of our products in the North American market;

- travel to provide sales training seminars to our sales agencies in North America;

- attendance at European trade shows to secure new product lines;

- visits to our principal supplier and prospective suppliers’ factory locations in Europe.

Depreciation and Amortization

The expense was lower in the year ending May 31, 2004 by $42,206 as compared with the same period last year as our fixed assets were fully amortized during the year ended May 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

TRENDS LIKELY TO HAVE A MATERIAL IMPACT ON SHORT & LONG TERM LIQUIDITY THE SUCCESS OF THE WHOLESALE LINE

In the previous fiscal year, we established relationships with a network of 12 wholesale marketing agencies and representatives covering the North American market.  In this fiscal year to date, we have a total to 11 marketing agencies in the US and 5 marketing agencies in Canada.  We have negotiated exclusive distribution rights with our supplier who provides the key products in our product line.  Having  established North American sales representation, along with the strength of our  existing  product  line,  Management  believes  that revenues  will continue to grow to reach its full potential. This will position us to be cash flow positive, self-sustaining and ultimately, profitable.

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

PLAN OF OPERATION

We specialize in designing, sourcing, importing, marketing and distributing products for the North American giftware, and home décor sectors. Our wholesale distribution division European Sources Direct (ESD) sources product from small and mid-sized European based “export ready” manufacturers and sells to over 700 customers with over 1,100 retail locations that include independent retailers and national key accounts, which include Fred Segal, Neiman Marcus, Marshall Fields, Saks and Spiegel. Sales are achieved through a network of 12 sales agencies, 10 show rooms and 120 professional sales representatives.

Revenue has substantially increased over prior quarters.  As revenue grows, so does the potential for trends, events and uncertainties to influence future cash flow and revenue.

Our wholesale activity is centered on procuring, importing, marketing and selling international products within the North American wholesale market.  The current principal country of supply is Germany, with which we have negotiated exclusivity of product supply and currency accomodation.  This will secure us a level of uniqueness of products in the marketplace and a reduction of exposure to foreign currency fluctuations between the Euro and US dollars.  In the last year, we have also introduced a line of glassware from the Czech Republic and ceramics from Portugal.

Until such time we are able to further diversify our source of supply and range of product, interruptions in supply from manufacturers may have a negative impact on operations, as would any major reduction in consumer demand.

Our product lines are subject to two buying seasons.  A Spring/Summer season, which has buying  in the period late January through late April of each year, and a Fall/Winter season which has buying in the period late June through late October.  There are order  lulls  in  the  periods  between the two buying seasons,  specifically  November  through  December and May through  June.  The seasonality of the industry therefore has a material effect on the financial condition or results of operations.

We generated negative cash flow from operating activities for the period from inception (April 8, 1998) through May 31, 2004. We realized negative cash flow of $766,609 from operating activities for the twelve months ending May 31, 2004 compared to negative cash flow of $742,297 from operating activities for the year ended May 31, 2003.

INVESTING ACTIVITIES

Investing activities for the period from inception through May 31, 2004 consisted primarily of the purchase of inventory, property and equipment and soft costs associated with the development of our wholesale activities.

FINANCING ACTIVITIES

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others.  To date, we raised approximately $7 million from the sale of common stock and have borrowed approximately $2 million from investors and shareholders.  As at May 31, 2004, approximately $250,000 remain as debt.  Funds from these sources have been used as working capital to fund the on-going development of our wholesale division.

During the quarter ending August 31, 2003, we underwent capital restructuring.  Since then we have been engaged in a turnaround process that entailed shifting the business focus to importing and wholesale distribution in the giftware and home decor sector. This transition has been extremely successful as evidenced by our increasing sales revenues and expenses. Our Board and management have been focused on carefully examining ways and means of continuing to move ahead. This process included speaking with key suppliers, large customers and potential funding sources.

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

On October 3, 2004, we entered into a merger agreement with Biscayne Bay Trading Corporation (‘Biscayne Bay”), a Florida corporation.  Biscayne Bay was created to market and sell leading home décor and office furnishing products throughout the southeast United States.  The merger became effective October 30, 2004 after which Biscayne Bay ceased to exist.

We issued 35,000 shares of our common stock in exchange for the outstanding shares of Biscayne Bay which equated the aggregate fair market value of approximately $8,000 of Biscayne Bay at the time of merger.  As part of the merger agreement with Biscayne Bay the rights and obligations of Biscayne Bay under a debenture agreement were assigned to us, so that we would receive any subsequent funding under the debenture agreement.  Under the agreement, we have received $697,000 in convertible debentures to date.

Our financing activities for the year ended May 31, 2004 provided a net total of $941,755.  Cash at the end of the period was $96,874. As of August 18, 2004, we had cash of $63,114.

The timing and amount of future capital requirements will depend on the demand for the Company's products and services, and the availability of expansion opportunities through added products, geographical presence, strategic affiliations and other business relationships.

ITEM  7.     FINANCIAL  STATEMENTS

Financial statements of the Company meeting the requirements of Regulation S-B are filed on the succeeding pages.

ELGRANDE.COM INC.

Consolidated Financial Statements

May 31, 2004

WILLIAMS & WEBSTER PS

Certified Public Accountants

Bank of America Financial Center

W 601 Riverside, Suite 1940

Spokane, WA 99201

(509) 838-5111

ELGRANDE.COM INC.

TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT

1

FINANCIAL STATEMENTS

Consolidated Balance Sheets

2

Consolidated Statements of Operations and Comprehensive Income (Loss)

3

Consolidated Statement of Stockholders’ Equity (Deficit)

4

Consolidated Statements of Cash Flows

5

NOTES TO FINANCIAL STATEMENTS

6

To the Board of Directors and Stockholders

Elgrande.com

Vancouver, BC

CANADA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Elgrande.com as of May 31, 2004 and 2003 and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elgrande.com as of May 31, 2004 and 2003 and the results of its operations, stockholders equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has accumulated substantial losses and substantial debt.  Realization of a major portion of the assets is dependent upon the Company’s ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

July 19, 2004

ELGRANDE.COM INC.
CONSOLIDATED BALANCE SHEETS

	May 31,	May 31,
A S S E T S	2004	2003
CURRENT ASSETS
Cash	$96,874	$20,602
Accounts receivable	198,195	93,918
Prepaid inventory	7,845	62,089
Inventory	293,714	63,037
Employee expense advances	2,365	5,055
GST tax refundable	33,992	11,390
TOTAL CURRENT ASSETS	632,985	256,091

PROPERTY AND EQUIPMENT, NET	22,769	94,817

OTHER ASSETS
Software, net	48,457	-
Deposits	31,421	11,448
TOTAL OTHER ASSETS	79,878	11,448

TOTAL ASSETS	$735,632	$362,356

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y ( D E F I C I T )
CURRENT LIABILITIES
Accounts payable	$222,010	$480,386
Accrued liabilities	791,473	316,966
Accrued interest	37,277	9,284
Debentures	55,727	128,096
Loans payable	18,359	896,406
Debentures and loans payable, related parties	178,262	261,202
TOTAL CURRENT LIABILITIES	1,303,108	2,092,340

COMMITMENTS AND CONTINGENCIES	170,992	10,000

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized,
$.001 par value; 13,657,836 and 3,540,283 shares
issued and outstanding, respectively	13,656	3,540
Stock options and warrants	172,705	708,244
Additional paid-in capital	8,661,814	5,899,845
Accumulated deficit	(9,577,395)	(8,345,618)
Accumulated other comprehensive income (loss)	(9,248)	(5,995)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(738,468)	(1,739,984)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$735,632	$362,356

The accompanying notes are an integral part of these financial statements.

ELGRANDE.COM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31,
	2004	2003

R E V E N U E S	$1,080,907	$205,881

COST OF REVENUES	713,510	146,209

GROSS PROFIT	367,397	59,672

E X P E N S E S
Consulting fees	149,891	438,681
Legal and professional fees	87,944	211,833
Salaries	492,684	199,045
Depreciation and amortization	99,241	141,447
Office and administration	328,592	92,452
Travel and entertainment	89,475	39,707
Advertising and marketing	384,012	38,757
Rent	69,808	31,315
Bad debts	-	17,585
TOTAL OPERATING EXPENSES	1,701,647	1,210,822

LOSS FROM OPERATIONS	(1,334,250)	(1,151,150)

OTHER INCOME (EXPENSE)
Debt forgiveness	236,770	-
Interest income	77	231
Interest expense	(134,374)	(24,792)
TOTAL OTHER INCOME (EXPENSE)	102,473	(24,561)

NET LOSS	(1,231,777)	(1,175,711)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain (loss)	(3,253)	(3,275)

COMPREHENSIVE LOSS	$(1,235,030)	$(1,178,986)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.12)	$(0.34)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	10,500,640	3,421,880

The accompanying notes are an integral part of these financial statements.

ELGRANDE.COM INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
						Accumulated	Total
	Common Stock					Other	Stockholders'
	Number		Additional	Stock Options	Accumulated	Comprehensive	Equity
	of Shares	Amount	Paid-in Capital	and Warrants	Deficit	Income (Loss)	(Deficit)
Balance, May 31, 2002	2,958,026	$2,958	$5,644,442	$708,244	$(7,169,907)	$(2,720)	$(816,983)
Stock issued for consulting services
at $0.04 per share	225,316	225	113,488	-	-	-	113,713

Stock issued for services at $0.03 per share	6,941	7	2,265	-	-	-	2,272

Stock issued for services at $0.04 per share	350,000	350	139,650	-	-	-	140,000

Net loss for the year ended May 31, 2003	-	-	-	-	(1,175,711)	-	(1,175,711)

Foreign currency translation gain (loss)	-	-	-	-	-	(3,275)	(3,275)
Balance, May 31, 2003	3,540,283	3,540	5,899,845	708,244	(8,345,618)	(5,995)	(1,739,984)
Stock issued for debt and interest at an average of
$0.31 per share	4,354,181	4,354	1,366,991	-	-	-	1,371,345
Stock issued for accrued expenses at an average of
$0.16 per share	1,480,489	1,480	239,280	-	-	-	240,760
Stock issued for conversion of debentures at an average
of $.14 per share	308,333	308	42,192	-	-	-	42,500
Stock issued for services at an average of $0.31 per share	122,184	122	37,210	-	-	-	37,332
Stock rescinded	(35,000)	(35)	35	-	-	-	-
Stock issued for cash at $0.20 per share less
$233,386 for issuance costs	3,887,325	3,887	540,722	-	-	-	544,609
Warrants expired	-	-	307,367	(307,367)	-	-	-
Options expired	-	-	228,172	(228,172)	-	-	-
Miscellaneous stock adjustment for reverse split	41	-	-	-	-	-
Net loss for the year ended May 31, 2004	-	-	-	-	(1,231,777)	-	(1,231,777)
Foreign currency translation gain (loss)	-	-	-	-	-	(3,253)	(3,253)
Balance, May 31, 2004	13,657,836	$13,656	$8,661,814	$172,705	$(9,577,395)	$(9,248)	$(738,468)

The accompanying notes are an integral part of these financial statements.

ELGRANDE.COM
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended May 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,231,777)	$(1,175,711)
Adjustments to reconcile net loss
to net cash used by operating activities:
Services paid by issuance of common stock and options	37,332	255,986
Allowance for bad debts	-	17,585
Depreciation and amortization	99,241	141,447
Forgiveness of debt	(236,770)	-
Decrease (increase) in:
Accounts receivable	(104,277)	(111,503)
Prepaid expenses	5,987	-
Prepaid inventory	54,244	(62,089)
Inventory	(258,376)	(63,037)
Other assets	(19,912)	(3,532)
Accrued liabilities	715,265	166,558
Accounts payable	32,183	70,417
Commitments and contingencies	107,203	-
Increase (decrease) in:
Employee advance receivable	5,055	12,530
Accrued interest	27,993	9,052
Net cash used in operating activities	(766,609)	(742,297)
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	(19,973)	-
Software acquisition	(48,457)	-
Purchase of property and equipment	(27,193)	(191)
Net cash used in investing activities	(95,623)	(191)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	556,394	875,093
Repayment of loans	(159,247)	(114,745)
Issuance of common stock for cash	544,609	-
Net cash provided by financing activities	941,756	760,348
Net increase (decrease) in cash	79,524	17,860
Foreign currency translation gain (loss)	(3,252)	(6,686)
Cash, beginning of period	20,602	9,428
Cash, end of period	$96,874	$20,602

The accompanying notes are an integral part of these financial statements.

ELGRANDE.COM
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended May 31,
	2004	2003

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$6,798	$15,508
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued liabilities paid with stock	$240,760	$-
Debt converted to stock	$1,423,845	$-
Services paid by issuance of stock and options	$37,332	$255,986

The accompanying notes are an integral part of these financial statements.

ELGRANDE.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2004

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Elgrande.com Inc., (hereinafter, “the Company”), was incorporated in April 1998 under the laws of the State of Nevada.  Through the year ended May 31, 2001, the Company was primarily involved in developing and marketing internet applications, specifically for books, software, audio and video media, and computer games.   During the year ended May 31, 2003, the Company changed its focus and now is operating the ShopEngine.net website which markets arts and crafts from around the world.  In addition, the Company, doing business as European Sources Direct, has an exclusive distributorship for gift and tableware from a German glass company.  The Company maintains an office in Vancouver, British Columbia, Canada.

Elgrande.com Inc. formed a wholly owned subsidiary, Yaletown Marketing Corp, a British Columbia Corporation, to provide management and administrative services for the Company.  Yaletown Marketing was incorporated February 23, 1999 in Victoria, British Columbia, Canada.

In June 2002, the Company incorporated a German subsidiary, Elgrande Europe AG, to provide an operating presence in Europe.  The utilization of this subsidiary by the Company is still being determined.

The Company’s year-end is May 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Elgrande.com Inc. is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.  References herein to the Company include the Company and its subsidiaries, unless the context otherwise requires.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

ELGRANDE.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2004

As shown in the accompanying financial statements, at May 31, 2004 the Company has an accumulated deficit of $9,577,395, and current liabilities in excess of current assets by $670,120.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

An estimated $1.2 million in cash is believed necessary to continue the Company’s operations and increase development through the next fiscal year.  The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.  Management intends to seek new capital from new equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.

Earnings per Share

The Company has adopted Statement of Financial Accounting Standards Statement  No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of common shares outstanding.  Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.  As of May 31, 2004, the Company had convertible debt of 233,989, which is included in debentures payable and considered to be antidilutive.

Reverse Stock Split

The Company’s board of directors authorized a 1 for 10 reverse stock split of its $0.001 par value common stock.  All references in the accompanying financial statements to the number of common shares outstanding and per share amounts have been restated to reflect the reverse stock split which was effective July 25, 2003.  All fractional shares were rounded up to the next whole share as a result this split.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.  At May 31, 2004 and 2003, the Company did not have cash equivalents.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

ELGRANDE.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2004

Fair Value of Financial Instruments

The carrying amounts for cash, deposits, prepaid expenses, receivables, accounts payable, loans payable, accrued liabilities, and convertible debt approximate their fair value.

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

Compensated Absences

Employees of the Company are entitled to paid vacation, sick, and personal days off, depending on job classification, length of service, and other factors.  The Company accrues vacation expense throughout the year.  Accrued compensated absences as of May 31, 2004 and 2003 were approximately $12,000 and $11,000, respectively.

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

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, defines a fair value-based method of accounting for stock options and other equity instruments.  The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (hereinafter “SFAS No. 148”).  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002.  As the Company accounts for stock-based compensation using the method prescribed in SFAS No. 123, the adoption of SFAS No. 148 has no impact on the Company’s financial condition or results of operations.

ELGRANDE.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2004

Revenue and Cost Recognition

Revenues and costs from direct selling of merchandise are recognized at the time of sale of the Company’s products. The Company recognizes revenue for product sales when the products are shipped F.O.B. and title �assed to customers.  Outbound shipping charges are included in net sales collected by the Company.  The Company currently provides no allowance for sales returns based on historical experience.

Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges and packaging supplies.

In November 2001, the Emerging Issues Task Force reached a consensus on Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer”.  EITF 01-9 addresses the recognition, measurement and income statement classification for sales incentives offered to customers.  Sales incentives include discounts, coupons, free products and generally any other offers that entitle a customer to receive a reduction in the price of a product.  Under EITF 01-9, the reduction in the selling price of the product resulting from any sales incentives should be classified as a reduction of revenue.  The Company adopted EITF 01-9 in fiscal 2002.  The Company does not offer sales incentives to its customers.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that there was no financial impact from the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

ELGRANDE.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2004

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (hereinafter “SFAS No. 146”).  SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.  SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS No. 146 was issued in June 2002 and is effective for activities after December 31, 2002.  There has been no impact on the Company’s financial position or results of operations from adopting SFAS No. 146.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At May 31, 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Inventory

Inventories, consisting of products available for sale, are recorded using the first-in first-out identification method and valued at the lower of cost or market value.  Inventory at May 31, 2004 and 2003 consists of tableware for resale with a recorded cost of $293,714 and $63,037, respectively.

ELGRANDE.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2004

Short term Deposits

The Company’s principal product supplier required prepayment for products ordered.  The amount of $7,845 and $62,089 represents inventory ordered and prepaid but not received at May 31, 2004 and 2003, respectively.  The May 31, 2003 amount was paid by the company’s president and was recorded as a related party liability.

Advertising and Marketing Expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. It also includes expenses related to trade shows and display racks supplied to customers. The Company expenses all advertising expenditures as incurred.  The Company’s advertising expenses were $384,012 and $38,757, for the years ended May 31, 2004 and 2003, respectively.

Bad Debts

The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions.  At May 31, 2004 and 2003, the allowance for doubtful accounts was $-0-, and $17,000, respectively.  For the year ended May 31, 2004 the Company did not record any bad debt expense.  During the year ended May 31, 2003, the Company recorded bad debts in the amount of $17,585.

Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (hereinafter “SFAS No. 130”).  SFAS No. 130 established standards for reporting and displaying comprehensive income, its components and accumulated balances.  SFAS No. 130 is effective for periods beginning after December 15, 1997.  The Company adopted this accounting standard.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.  See Note 3.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”).  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

ELGRANDE.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2004

At May 31, 2004, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $2,650,000 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at May 31, 2004.  The significant components of the deferred tax asset at May 31, 2004 and May 31, 2003 were as follows:

	May 31, 2004	May 31, 2003
Net operating loss carry forward	$ 7,800,000	$ 6,600,000
Deferred tax asset	$ 2,650,000	$ 2,240,000
Deferred tax asset valuation allowance	$ (2,650,000)	$(2,240,000)
Net deferred tax asset	$ -	$ -

At May 31, 2004, the Company has net operating loss carryforwards of approximately $7,800,000, which expire in the years 2019 through 2022.  The Company recognized approximately $1,370,000 of losses from issuance of restricted common stock and stock options for services in fiscal 2003, 2002 and 2001, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets.  The change in the allowance account from May 31, 2003 to May 31, 2004 was $410,000.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property and equipment for purposes of computing depreciation are three to seven years. The following is a summary of property, equipment, and accumulated depreciation:

	May 31, 2004	May 31, 2003
Computer hardware	$109,740	$ 97,972
Furniture and fixtures	78,016	62,591
Subtotal	187,756	160,563
Less accumulated depreciation	(164,987)	(142,901)
Property and equipment - net	$ 22,769	$ 17,662

Depreciation expense for the year ended May 31, 2004 and 2003 was $22,086 and $32,318, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

ELGRANDE.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2004

NOTE 4 – INTANGIBLE ASSETS

The Company adopted SOP 98-1 as amplified by EITF 00-2, “Accounting for Web Site Development costs.”  In accordance with the adoption, the Company capitalized $545,645 in web site development costs, which is the contractual cost of data base software purchased from an independent software supplier.  No portion of this software was internally developed and, accordingly, there are no internal costs associated with this software which were charged to research and development.  Consistent with SOP 98-1, the costs of this software—which was purchased solely for internal use and will not be marketed externally—have been capitalized. Capitalized costs are amortized on the straight line basis over five years.  Amortization expense for the years ended May 31, 2004 and 2003 was $77,155 and $109,129, respectively.  At May 31, 2004, this software was fully amortized.

At May 31, 2004, the Company has capitalized an additional $48,457 for the development of an ERP system designed to integrate all departments and functions across the Company into a single computer system database, thereby allowing various departments to share information.  When complete, the Company will amortize this system using the straight line method over three years.

NOTE 5 – COMMON STOCK AND WARRANTS

During the year ended May 31, 2004, the Company issued 4,354,181 shares of common stock in payment of debt and interest of $1,371,345; 1,480,489 shares of common stock for payment of accrued expenses of $240,760; 308,333 shares of common stock for the conversion of debentures of $42,500 and 122,184 shares of common stock for services valued at $37,332.  In addition, the Company rescinded 35,000 share of common stock from a former employee.  The Company issued 3,887,325 shares of common stock for $544,609 cash net of issuance costs of $233,386.   The Company also issued 4,612,675 shares of common stock for the fair market value of $641,240 net of issuance costs of $274,816.

During the year ended May 31, 2004, 2,222,343 warrants valued at $307,367 and 1,119,000 options valued at $228,172 expired.

During the year ended May 31, 2003, the Company issued 225,316 shares of common stock for  consulting services valued at $113,713, and 356,941 shares for services valued at $142,272.  No warrants were issued, exercised or forfeited during the period ending May 31, 2003.

During the years ended May 31, 2004 and 2003, all stock issued for other than cash was valued at the fair market value of the stock at the date of grant.

ELGRANDE.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2004

NOTE 6—STOCK OPTIONS

During the year ended May 31, 2003 the Company’s board of directors approved the Elgrande.com Inc. 2003 Stock Option Plan.  This plan allows the Company to distribute up to 5,000,000 shares of common stock at a maximum offering price of $0.05 per share.

During the years ended May 31, 2004 and 2003, the Company did not issue any new stock options.  Additionally, no options were exercised, and 30,000 options that were issued in 2002 vested.

During the year ended May 31, 2002, the Company issued 380,000 stock options for professional services valued at $18,676.  The fair value of the options issued was estimated using the Black Scholes Option Price Calculator assuming risk free interest of 5%, volatility ranging from 160% to 319%, a term of 5 years and an equity price of $0.05.  Of the 380,000 options, 350,000 were fully vested at May 31, 2003.  The remaining 30,000 options are vested at May 31, 2004.

The Company has adopted the Elgrande.com Inc. 1998 Directors and Officers Stock Option Plan and the Elgrande.com Inc. 1999 Stock Option Plan and the 2001 Stock Option Plan.  These plans allow the Company to distribute up to 9,000,000 shares of common stock.  Options issued under the 1999 plan increased to 220,000 shares exercisable at $3.00 per share before June 2000.

Options issued under the 1998 plan amount to 850,000 valued at $50,000 for services.  The total outstanding options issued from these plans is 3,655.000.

The fair value of each of the above options granted was estimated on the grant date using the Black-Scholes Option Price Calculation.  The following assumptions were made to estimate fair value:  the risk-free interest rate is 5%, volatility is 50%, and the expected life of the options is five years.

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 1, 2002	3,655,000	$0.61
Outstanding at May 31, 2003	3,655,000	$0.61
Options exercisable at May 31, 2003	3,640,000	$0.61

Outstanding June 1, 2003	3,640,000	$0.61
Expired	(1,119,000)	(0.11)

Options outstanding and exercisable at May 31, 2004	2,521,000	$0.83

ELGRANDE.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2004

The Company has four stock option plans entitled the Elgrande.com Inc. 1998 Stock Option Plan, Elgrande.com Inc. 1999 Stock Option Plan, Elgrande.com Inc. 2000 Stock Option Plan, and Elgrande.com Inc. 2003 Stock Option Plan (hereinafter “the Plans”). Their purpose is to advance the business and development of the Company and its shareholders by enabling employees, officers, directors and independent contractors or consultants of the Company the opportunity to acquire a proprietary interest in the Company from the grant of options to such persons under the Plans' terms. The Plans provide that the Company’s board of directors may exercise its discretion in awarding options under the Plan, not to exceed 14,000,000 for the 1998, 1999, 2000 and 2003 Plans.  The Board determines the per share option price for the stock subject to each option.  All options authorized by each plan must be granted within ten years from the effective date of the Plan.

There is no express termination date for the options, although the Board may vote to terminate the Plan.  The exercise price of the options will be determined at the date of grant.  The following is a summary of the Company's stock option plans:

Equity compensation plans not approved by security holders	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
1998, 1999 and 2000 stock option plan	2,521,000	$0.83	224,145
2003 stock option plan	-	-	5,000,000

Total	2,521,000	$0.83	5,224,145

NOTE 7 – RELATED PARTIES

During the year ended May 31, 2004, the Company issued a 12% convertible debenture to one of its officers in the amount of $161,762.  In addition, this same officer loaned the Company $173,103, which is uncollateralized, due on demand and bears no interest.  The Company repaid $81,129 of the $173,103 to its officer in cash during 2004.

During the year ended May 31, 2003, two of the Company’s officers loaned funds to the Company in the amount of $255,093.  These amounts are uncollateralized, due on demand, and bear no interest.

Certain consultants who received common stock under the Company’s non-qualified stock option plan are related to the Company’s directors and stockholders.  Of the 850,000 shares issued to consultants in 1999, 187,500 shares were issued to family members of directors who provided services to the Company.  See Note 6.

During the years ending May 31, 2004 and 2003, the Company paid its officers and directors $20,396 and $96,995, respectively, in consulting fees.

ELGRANDE.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2004

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company rents office space in Vancouver, B.C., Canada for $2,925 per month under a lease which is effective from January 1, 2002 to July 30, 2003.  The Company signed a new five-year lease for different warehouse and office space in Vancouver, B.C. beginning August 1, 2003.  The rent for the first two years is approximately $3,500 per month, for the next two years is approximately $3,600 per month, and for the final year is approximately $3,900 per month.

Future minimum lease payments under this operating lease at May 31, 2004 for each of the next five years are:

2005	$39,650
2006	$42,950
2007	$43,611
2008	$46,915
2009	$ 7,930

Commitments

During July 2003, the Company agreed to issue up to $600,000 of common stock to Walther-Glas plus an option to purchase $200,000 of additional common stock shares for inventory of $400,000.  These shares and options have not been issued at May 31, 2004 and are recorded as an accrued liability of $584,658.

The Company leased telephone equipment under a capital lease expiring June 23, 2002.  Depreciation of the asset is included in the Company’s recorded depreciation expense.During the year ended May 31, 2003, the Company exercised its rights under the capital lease to purchase the equipment, by applying its deposit under the lease to the amounts due, thereby eliminating any further liability under the capital lease.

Disputed Accounts

In May 2002, litigation initiated by the Company’s former advertising agent, was settled.  The settlement amount of $40,000 to be paid in a combination of cash and stock was agreed upon.  In accordance with this settlement the Company issued 461,538 shares of its common stock and agreed to make a cash payment of $10,000.  The Company paid this $10,000 commitment during the year ended May 31, 2004.

ELGRANDE.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2004

NOTE 9 – CONCENTRATION OF CREDIT RISK

Cash

The Company maintains cash balances at two banks.  Accounts at each institution are insured by the Canadian Depository Insurance up to $60,000 in Canadian funds.  At May 31, 2004 and 2003, no account exceeded this limit.

Economic Dependency

During  fiscal year ended May 31, 2003,  the Company purchased 100% of its product line from one supplier.  During the fiscal year ended May 31, 2004, the Company expanded its product line but each individual product is supplied by its own supplier.

NOTE 10 – NOTES AND DEBENTURES PAYABLE

Short-term Notes

During the year ended May 31, 2001, private investors loaned $68,283 to the Company, of which $20,000 was repaid with stock and $48,283 remains outstanding.  These amounts are included in loans payable on the balance sheet.  During 2003 and 2002, additional amounts of $6,416 and $6,212 were loaned to the Company, respectively.  All of the aforementioned loans payable are unsecured, bear 12% interest, and are due upon demand.  During 2004, the Company issued common stock for $12,628 of debt and unpaid $29,956 in cash of which $14,574 was accrued interest.  An additional $42,500 loan was made to the Company during the year ended 2004.  The loan is unsecured, bears no interest and is due upon demand.

Debentures

Three additional 12% convertible debentures were issued to private investors during the year ended May 31, 2004, in the amount of $42,500.  These debentures have been converted to common stock at May 31, 2004.

During the years ended May 31, 2002 and 2001, the Company issued 12%, subordinated convertible debentures for a total of $172,042, of which $38,640 was to related parties.  The debentures matured on various dates beginning January 1, 2002 through May 2002 and pay simple interest quarterly beginning April 1, 2001.  The debentures are convertible to common stock at a conversion price equal to the average closing bid price for the five trading days immediately prior to the conversion date.  During the year ended May 31, 2002, all debenture holders signed an agreement to extend the terms of their debentures for one year.  During the year ended May 31, 2003, $11,925 has been repaid in cash.  Subsequent to May 31, 2003 the Company negotiated the extension of all the debentures outstanding.  During the year ended May 31, 2004 an additional $161,762 in debentures were issued, $107,806 was paid.  See Note 7.

During the years ended May 31, 2004 and 2003, a private investor loaned the Company $1,529,678.  These loans had an interest rate of 12% per annum and were converted to common stock.  During the year ended May 31, 2004, this debt including interest was convertible to 3,911,504 shares of common stock at an average price of $0.39 per share.

ELGRANDE.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2004

NOTE 11—MERGER AGREEMENT

On October 31, 2004, the Company and Biscayne Bay Trading Corporation (“Biscayne Bay”, a Florida corporation, entered into a merger agreement.  Biscayne Bay was created to market and sell leading home décor and office furnishing products throughout the southeast United States.  The merger become effective October 31, 2004 and Biscayne Bay ceased to exist.

The Company issued 35,000 shares of its common stock in exchange for the outstanding shares of Biscayne Bay which equated the aggregate fair market value of approximately $8,000 of Biscayne Bay at the time of merger.

Debenture Agreement

As part of the merger agreement with Biscayne Bay, the rights and obligations of Biscayne Bay  under a debenture agreement inured to the benefit of and became binding upon the Company, so that any subsequent funding under the debenture agreement would be received by the Company.

Biscayne Bay entered into a debenture agreement with three Colorado accredited investors whereby Biscayne Bay committed to sell $1,000,000 in convertible debentures, together with underlying authorized but unissued shares of common stock of Biscayne Bay into which the Biscayne Bay debenture maybe converted to by those accredited investors.  Pursuant to Rule 504(b)(1)(iii) of Regulation D, securities issued under a state law exemption that permit general solicitation and general advertising so long as sales are made only to accredited investors are unrestricted.  Since Section 11-51-308 (1) (p), C.R.S., and Sec. 51-3-13B, Colorado Regulations, promulgated thereunder, permits general solicitation and general advertising of securities so long as sales are made only to "accredited investors”; and since the Biscayne Bay  Convertible debentures were offered and sold exclusively to accredited investors which are residents of Colorado, Biscayne Bay Trading Corporation issued, and the accredited investors purchased, unrestricted securities within the meaning of Rule 504 (b) (a) (iii) and Section 11-51-308 (1) (p), Colorado.  Revised Statutes, and Sec. 51-3-13B, Colorado Regulations.

Subsequent to the merger, the Company deposited 2,000,000 shares of the Company's common stock with an escrow agent as security for its performance under the Biscayne Bay agreement. An additional 6,500,000 shares have been placed in escrow during the year ended May 31, 2004. If all the debentures are converted the Company expects to receive approximately $885,000 in funding, the balance for the original Biscayne Bay agreement.

Under the above agreement the Company has issued $697,000 in convertible debentures.  These debentures bear an 8% interest rate and are discounted 11.5%.  The discount of $80,154 has been recorded as interest expense.  Since the debentures were immediately converted to common stock.

ELGRANDE.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2004

NOTE 12—DEBT FORGIVENESS

During the year ended May 31, 2004, the Company recorded income of $236,770 from the Company’s vendors forgiving old accounts payable.  In accordance with Financial Accounting Standards Board No. 145, this gain is included in other income in the Company’s statement of operations.

ITEM  8.     CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company’s Chief Executive and Principal Financial Officer evaluated, with the participation of Company’s management, the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company’s Chief Executive and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal year that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

                                    PART III

ITEM  9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their ages as of August 19, 2004 are as follows:

NAME                            AGE     POSITION

---------------------------     ---     -------------------------------

Michael  F.  Holloran           57     President, CEO and Director

Murat Erbatur                   54     Director

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

MURAT ERBATUR, DIRECTOR

Murat F. Erbatur founded and is President and CEO of MCM Integrated Technologies Ltd and ScanTech Imaging Corp. MCM is one of the leading providers of information technology products and services. ScanTech Imaging Corp. is the market leader in fillable and linkable forms for the mutual fund industry. Mr. Erbatur has spent most of his 32-year professional career in computers and their applications in technical and business environments. His career includes 11 years with Swan Wooster Engineering, three years as Vice President of Engineering Software Development Corp, two years as Director of Marketing with REBIS Industrial Work Group Software and six years with Simons International as Manager, Computer Applications.  Mr. Erbatur received a B.Sc. degree in Civil Engineering from Robert College (Istanbul, Turkey) in 1972 and a Masters degree in Engineering from University of British Columbia in 1973.

Our directors are elected by the stockholders and our officers are appointed by our board of directors. Our officers hold office until their successors are elected and qualified. Vacancies in our board are filled by the board itself.  There are currently two vacancies on our board of directors.

We do not have an audit committee, although we intend to establish such a committee, with an independent “financial expert” member as defined in the rules of the Securities and Exchange Commission.

We are reviewing a proposed corporate code of conduct, which would provide for internal procedures concerning the reporting and disclosure of corporate matters that are material to our business and to our stockholders.  The corporate code of conduct would include a code of ethics for our officers and employees as to workplace conduct, dealings with customers, compliance with laws, improper payments, conflicts of interest, insider trading, company confidential information, and behavior with honesty and integrity.

There are no family relationships between any of our executive officers and/or directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We believe that during the fiscal year ended May 31, 2004, Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were satisfied.

                                    Number      Transactions   Known Failures

                                    Of late     Not Timely     To File a

Name and principal position         Reports     Reported       Required Form

______________________________________________________________________________

Michael F. Holloran, President & CEO

4

4

0

Thomas A. Simons

4

4

0

ITEM  10.     EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual compensation for services in all capacities to us for the years ended May 31, 2004 and May 31, 2003:

SUMMARY COMPENSATION TABLE

Summary Compensation Table

----------------------------

                    Long-Term Compensation

                         Annual  Compensation                                  Awards           Payouts

---------------------------------------------------------------------  ----------------------  ----------

(a)                    (b)       (c)       (d)       (e)       (f)          (g)          (h)       (i)

Name                                                 Other     Restricted   Securities

and                                                  Annual    Stock        Underlying   LTIP      All

Other

Principal              Year      Salary    Bonus     Comp.     Awards       Options/     Payouts   Comp.

Position                          ($)       ($)       ($)       ($)         SARs(#)        ($)      ($)

------------           ----      ------    -----    -------   ----------    ----------   -------   ------

Michael F. Holloran(1) 2004      $20,396                       $ 58,731

                       2003      $12,495                       $107,505

(1)    Mr. Holloran's annual contract amount of $120,000 is paid in combination of cash and stock.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No options/SARs were granted in the fiscal year ended May 31, 2004.

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

No officer or Director exercised any options in the fiscal year ended May 31, 2004.

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

Title of   Name and Address                Amount and Nature           % of

Class      of Beneficial Owner             of Beneficial Ownership(1)  Class

---------  ------------------------------  --------------------------  -------

Common      Michael F. Holloran (1)            2,085,117     Direct     15.3%

Stock       c/o 1450 Kootenay St.

            Vancouver, B.C. V5K 4R1

            Thomas A. Simons

    4,335,864     Direct      31.7%

            3685 Cameron Street

            Vancouver, B.C. V6R 1A1

            All officers and directors

            as a Group (1 persons)             2,085,117     shares     15.3%

(1) Mr. Holloran holds presently exercisable options to purchase 500,000 shares, at an exercise price of $0.10 per share, expiring July 2006.

CHANGES IN CONTROL

There are no arrangements that may result in a change in control of the

Registrant.

ITEM  12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our By-Laws include a provision regarding related party transactions which requires that each participant to such transaction identify all direct and indirect interests to be derived as a result of the Company's entering into the related transaction. A majority of the disinterested members of the board of directors must approve any related party transaction. We have an employment contract with Michael F. Holloran, our Chairman and CEO, providing for annual compensation of $120,000, and expiring on January 31, 2004.  This contract has been renewed for another year, expiring on January 31, 2005.

TEM  13.     EXHIBITS, LIST AND REPORTS ON FORM 8-K

(A) EXHIBITS

The following Exhibits are filed by attachment to this Annual Report on Form 10-KSB:

EXHIBIT

NUMBER    DESCRIPTION

------    -------------------------------------------------------------

Ex 31  Certification of Michael F. Holloran Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Ex 32   Certification of Michael F. Holloran Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filings set forth below:

EXHIBIT

NUMBER       DESCRIPTION                                FILED AS EXHIBIT

-----------  --------------------------------------     ---------------

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

             Option Plan                                Feb 29, 1999

Ex  99.2     1999 Stock Option Plan                     99.2 in Form S-8 dated

                                                        Feb 29, 1999

Ex  21       List of Subsidiaries                       21 in Form 10-SB  dated

                                                        Aug 29, 2000

B) REPORTS ON FORM 8-K:

No reports on Form 8-K were filed during the last quarter of the Company’s fiscal year ended May 31, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)  Aggregate fees for the last two years: $48,782

(2)  Audit related fees: $30,527

(3)  Tax fees: $0

(4)  All other fees: NA

(5)  Audit committee pre-approval processes, percentages of services approved by audit committee, percentage of hours spent on audit engagement by persons other than principal accountant’s full time employees: NA

                                   SIGNATURES

                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf the undersigned, thereto duly authorized.

Dated:  August 30, 2004

               Elgrande.com, Inc.

               By:  /s/ Michael F. Holloran

                    -----------------------------

                    Michael F. Holloran,

                    President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 30, 2004.

     SIGNATURE                              CAPACITY

     ---------                              --------

/s/  Murat Erbatur

------------------------                    Director

     Murat Erbatur

                                  Exhibit Index

Exhibit Number             Description

--------------             -----------

Ex 31  Certification of Michael F. Holloran Pursuant to Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Ex 32   Certification of Michael F. Holloran Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.