Form 10QSB
period 2004-08-31
ELGRANDE COM INC
filed 2004-10-20
CIK 1073362

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES

        EXCHANGE ACT  OF  1934

        For the Quarterly period ended August 31, 2004

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

(604) 689-0808

(Issuer's telephone number)

The  number  of  shares  outstanding  of  each of the issuer's classes of common equity  as  of  the  latest  practicable  date:

            Class                                      August 31, 2004

-------------------------------                     -----------------------

Common stock, $ 0.001 par value                           17,030,621

                             ELGRANDE.COM, INC.

                                FORM 10-QSB

                For the Quarterly period ended August 31, 2004

                               TABLE OF CONTENTS

                                                                        Page

PART  I.  FINANCIAL  INFORMATION                                          3

ITEM  I - Unaudited  Consolidated  Financial Statements

          Consolidated Balance Sheets as of

          August 31, 2004 (Unaudited) and  May  31,  2004                 3

          Consolidated  Statements  of  Operations

          for  the  Three Months ended  August 31,

          2004 and  2003  (Unaudited)                                     4

          Consolidated  Statements  of  Cash  Flows

          for  the  Three  Months  ended August 31, 2004

          and  2003 (Unaudited)                                           5

          Condensed Notes to Consolidated Interim Financial Statements    6

ITEM  2   Management's  Discussion  and  Analysis  of

          Financial  Condition  and  Results  of  Operations              9

PART II.  OTHER  INFORMATION                                              15

Signatures                                                                16

Certification  (filed as attachment)

ELGRANDE.COM, INC.

FORM 10-QSB

For the Quarterly period ended August 31, 2004

PART  I.  FINANCIAL  INFORMATION

Item 1 - Financial Statements

ELGRANDE.COM INC.
CONSOLIDATED BALANCE SHEETS
	August 31,
	2004	May 31,
A S S E T S	Unaudited)	2004
CURRENT ASSETS
Cash	$66,555	$96,874
Accounts receivable	116,379	198,195
Prepaid inventory	11,264	7,845
Inventory	287,112	293,714
Employee expense advances	7,128	2,365
GST tax refundable	-	33,992
TOTAL CURRENT ASSETS	488,438	632,985

PROPERTY AND EQUIPMENT, NET	10,943	22,769

OTHER ASSETS
Software, net	48,457	48,457
Prepaid expenses	5,419	-
Deposits	33,136	31,421
TOTAL OTHER ASSETS	87,012	79,878

TOTAL ASSETS	$586,393	$735,632

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y ( D E F I C I T )
CURRENT LIABILITIES
Accounts payable	$376,696	$222,010
Accrued liabilities	518,854	791,473
Accrued interest	-	37,277
Debentures	-	55,727
Loans payable	270,991	18,359
Debentures and loans payable, related parties	206,243	178,262
TOTAL CURRENT LIABILITIES	1,372,784	1,303,108

COMMITMENTS AND CONTINGENCIES	183,691	170,992

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized,
$.001 par value; 17,030,621 and 16,959,600 shares
issued and outstanding, respectively	17,030	16,960
Stock options and warrants	172,705	172,705
Additional paid-in capital	8,660,863	8,658,510
Accumulated deficit	(9,811,185)	(9,577,395)
Accumulated other comprehensive income (loss)	(9,495)	(9,248)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(970,082)	(738,468)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$586,393	$735,632

The accompanying condensed notes are an integral part of these financial statements.

ELGRANDE.COM INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months	Three months
	ended	ended
	August 31,	August 31,
	2004	2003
	(Unaudited)	(Unaudited)

R E V E N U E S	$291,470	$164,690

COST OF REVENUES	135,509	111,386

GROSS PROFIT	155,961	53,304

E X P E N S E S
Consulting fees	16,555	53,899
Legal and professional fees	4,149	6,243
Salaries	140,419	77,860
Depreciation and amortization	9,386	36,893
Office and administration	88,127	87,549
Travel and entertainment	19,286	22,270
Advertising and marketing	97,085	36,602
Rent	16,966	6,970
Bad debts	1,774	-
TOTAL OPERATING EXPENSES	393,747	328,286

LOSS FROM OPERATIONS	(237,786)	(274,982)

OTHER INCOME (EXPENSE)
Non-operating income	9,251	-
Interest income	3	-
Interest expense	(5,258)	(4,686)
TOTAL OTHER INCOME (EXPENSE)	3,996	(4,686)

NET LOSS	(233,790)	(279,668)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain (loss)	(247)	11,437

COMPREHENSIVE LOSS	$(234,037)	$(268,231)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.08)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	16,959,600	3,728,751

The accompanying condensed notes are an integral part of these financial statements.

ELGRANDE.COM INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock							Other	Stockholders'
	Number			Additional		Stock Options	Accumulated	Comprehensive	Equity
	of Shares	Amount		Paid-in Capital		and Warrants	Deficit	Income (Loss)	(Deficit)
Balance, May 31, 2002	2,958,026	$2,958		$5,644,442		$708,244	$(7,169,907)	$(2,720)	$(816,983)
Stock issued for consulting services

at $0.04 per share	225,316	225		113,488		-	-	-	113,713

Stock issued for services at $0.03 per share	6,941	7		2,265		-	-	-	2,272

Stock issued for services at $0.04 per share	350,000	350		139,650		-	-	-	140,000

Net loss for the year ended May 31, 2003	-	-		-		-	(1,175,711)	-	(1,175,711)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	(3,275)	(3,275)
Balance, May 31, 2003	3,540,283	3,540		5,899,845		708,244	(8,345,618)	(5,995)	(1,739,984)

Stock issued for debt and interest at an average of
$0.31 per share	4,354,181	4,354		1,366,991		-	-	-	1,371,345

Stock issued for accrued expenses at an average of
$0.16 per share	1,480,489	1,480		239,280		-	-	-	240,760

Stock issued for conversion of debentures at an average
of $.14 per share	308,333	308		42,192		-	-	-	42,500

Stock issued for services at an average of $0.31 per share	122,184	122		37,210		-	-	-	37,332

Stock rescinded	(35,000)	(35)		35		-	-	-	-

Stock issued for cash at $0.20 per share less
$233,386 for issuance costs	7,189,089	7,190		537,419		-	-	-	544,609

Warrants expired	-	-		307,367		(307,367)	-	-	-

Options expired	-	-		228,172		(228,172)	-	-	-

Miscellaneous stock adjustment for reverse split	41	-		-		-	-	-

Net loss for the year ended May 31, 2004	-	-		-		-	(1,231,777)	-	(1,231,777)
Foreign currency translation gain (loss)	-	-		-		-	-	(3,253)	(3,253)
Balance, May 31, 2004	16,959,600	$16,959		$8,658,511		$172,705	$(9,577,395)	$(9,248)	$(738,468)

Stock issued for services at of $0.17 per share	14,000	14		2,409		-	-	-	2,423
Stock issued for presently converted debt on a re-negotiated price	57,021	57		(57)		-	-	-	-
Net loss for the year ended August 31, 2004	-	-		-		-	(233,790)	-	(233,790)
Foreign currency translation gain (loss)	-	-		-		-	-	(247)	(247)
Balance, August 31, 2004	17,030,621	$17,030		$8,660,863		$172,705	$(9,811,185)	$(9,495)	$(970,082)

The accompanying condensed notes are an integral part of these financial statements.

ELGRANDE.COM
CONSOLIDATED STATEMENTS OF CASH FLOW
	Three months	Three months
	ended	ended
	August 31,	August 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(233,790)	$(279,668)
Adjustments to reconcile net loss
to net cash used by operating activities:
Services paid by issuance of common stock and options	2,423	4,550
Allowance for bad debts	1,774	-
Depreciation and amortization	9,386	36,893

Decrease (increase) in:
Accounts receivable	80,042	(8,658)
Prepaid expenses	(5,419)	-
Prepaid inventory	(3,419)	-
Inventory	6,602	(97,745)
Other assets	-	(16,230)
GST tax refundable	33,992	-
Employee advance receivable	(4,763)	(3,635)
Increase (decrease) in:
Accrued interest	(37,277)	(446)
Accrued liabilities	(272,619)	79,664
Accounts payable	154,686	13,383
Commitments and contingencies	12,699	-
Net cash used in operating activities	(255,683)	(271,892)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	(1,715)	62,089
Software acquisition	-	-
Purchase of property and equipment	2,440	-
Net cash used in investing activities	725	62,089

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	280,613	227,500
Proceeds from loans, related party	-	38,730
Repayment of loans	(55,727)	(4,000)
Issuance of common stock for cash	-	-
Net cash provided by financing activities	224,886	262,230

Net increase (decrease) in cash	(30,072)	52,427

Foreign currency translation gain (loss)	(247)	6,475

Cash, beginning of period	96,874	20,602

Cash, end of period	$66,555	$79,504

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$5,258	$2,100
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock and options	$2,423	$4,550
Stock issued for debt	$8,268	$39,275

The accompanying condensed notes are an integral part of these financial statements.

ELGRANDE.COM, INC.

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2004

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

For further information refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2004.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At August 31, 2004 the Company has a working capital deficit of approximately $884,000, an accumulated deficit of approximately $9,811,000 and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Continuation of the Company is dependent on achieving sufficiently profitable operations and obtaining additional financing. Management has and is continuing to raise additional capital from various sources. The Company has developed a wholesale division which sources unique home décor items from Europe for distribution in North America. There can be no assurances that the Company will be successful in raising additional capital. The financial statements do not include any adjustment relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Inventories

--------------------------------------------------------------------------------

Inventory at August 31, 2004 consists of a variety of home-décor products.  Inventories are recorded using the specific identification method and valued at the lower of cost or market value. Inventory consisting of manufactured products are recorded using the first in first out method and valued at the lower of cost or market value.

NOTE 2 - COMMON STOCK AND WARRANTS

During the three months ended August 31, 2004, the Company issued 71,164 shares of common stock for debt and services valued at $10,691.  All stock was issued at its fair market value at the date of grant.

In August 2003 the Company effected a 10 for 1 reverse split of the company's capital stock. As result of the reverse split, the Company's authorized common stock decreased from 200,000,000 to 20,000,000 shares. Capital restructuring was a necessary step in order to enable the Company to raise additional funding to support and grow the business.

ELGRANDE.COM, INC.

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2004

NOTE 3 - STOCK OPTIONS

During the fiscal year ended May 31, 2003 the Company's board of directors approved the Elgrande.com, Inc. 2003 Stock Options Plan. The Company may issue up to 5,000,000 common stock options with a maximum per share price of $0.05.

During the three months ended August 31, 2004, the Company did not issue any stock options from this plan.

The following is a summary of stock option activity:

	Number of Weighted Average Shares	Exercise Price
Outstanding at June 1, 2002	3,655,000	$ 0.61
Outstanding at May 31, 2003	3,655,000	$ 0.61
Options exercisable at May 31, 2003	3,640,000	$ 0.61
Outstanding June 1, 2003	3,640,000	$ 0.61
Expired	(1,119,000)	$(0.11)
Options outstanding at May 31, 2004	2,521,000	$ 0.83
Options outstanding and exercisable at August 31, 2004	2,521,000	$ 0.83

NOTE 4 - NOTES AND DEBENTURES PAYABLE

Short-term Notes

------------------------------------------------------------------------------

During the three months ended August 31, 2004, the Company's officers loaned the Company $24,167 to fund continuing operations. During the three months ended August 31, 2004, the Company also received an interest free short-term loan of $269,976 from an individual.

NOTE 5 - INVESTMENT IN EUROPEAN SUBSIDIARY

In the quarter ended August 31, 2002, the Company invested $100,000 in its wholly owned European subsidiary, Elgrande Europe AG, stock of which has a par value of one euro. The subsidiary was created to provide an operating presence in Europe.

At August 31, 2004, there were no sales activity recorded in the European Company. Elgrande Europe AG has been consolidated in these financial statements.

NOTE 6 – INVESTMENT IN BISCAYNE BAY TRADING CORPORATION

In the quarter ended November 30, 2003, the Company acquired Biscayne Bay Trading Corporation for 35,000 shares of restricted common stock. Approximately 1.3 million shares are held in escrow for future borrowings for debenture agreements.

NOTE 7 – CORRECTION OF AN ERROR

Subsequent to the issuance of the original financial statements for the period ended May 31, 2004, management discovered that certain accounting positions and information were not correct.

The Company had issued 3,301,764 shares originally held in escrow subsequent to the audit at May 31, 2004.  Management determined that this transaction had been a timing issue between consideration received and shares issued and had no effect on net loss or accumulated deficit for the period.

These corrections had no effect on the net loss, accumulated deficit or losses per share for the three months ending August 31, 2004.

                             ELGRANDE.COM, INC.

                                FORM 10-QSB

                For the Quarterly period ended August 31, 2004

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

RESULTS OF OPERATIONS

Comparison of the three months ended August 31, 2004 and August 31, 2003.

In November 2002 we  launched  our  wholesale division, European Sources Direct

(ESD). Since then, we have established  wholesale  sales  representation in key

U.S.  and  Canadian regional  giftware and  home décor wholesale  centers.   We

have secured  certain exclusive corporate and wholesale distribution rights for products within the USA, Canada and Mexico.

For  the quarter  ended  August 31,  2004, we had  revenues of $291,470 versus $164,690 for the same period ending last  year.  This increase  in revenues is primarily due to our increasing customer base and the continued strong performance of our principal product-line, The Love Plates.

For the quarter ended August 31, 2004, cost of revenues increased to $135,509. This represents the cost of inventory sold and the corresponding freight-in charges of importing products.

For the quarter ended August 31, 2004, gross profit was $155,961, or 54% versus $53,304 or 32% for the same period ending last year.

                             ELGRANDE.COM, INC.

                                FORM 10-QSB

                For the Quarterly period ended August 31, 2004

In addition, we had pending sales of $145,207 booked as at August 31, 2004.

Revenue accounts for sales of products that have been delivered to customers. Pending sales are orders that have been received but not yet fulfilled due to reasons such as back orders or customer credit issues. The financial statements do not reflect pending sales as per GAAP.

Management is endeavoring to improve our operations.  By improving inventory management, shipping logistics  and  product handling, we believe that we can increase efficiency and further lower costs of revenues to improve gross profit margins.

CHANGES IN FINANCIAL CONDITION

A summary of expenses for the three months ended August 31, 2004 compared to the period ended August 31, 2003 is as follows:

                                                       2004         2003

                                                     -------      -------

         Consulting                                 $ 16,555      $53,899

         Legal and other                               4,149        6,243

         Salaries                                    140,419       77,860

         Depreciation and amortization                 9,386       36,893

         Office and administration                    88,127       87,549

         Travel and entertainment                     19,286       22,270

         Advertising and Marketing                    97,085       36,602

         Rent                                         16,966       6,970

         Bad Debts                                     1,774           -

                                                     -------      -------

                                                    $393,747     $328,286

                                                     =======      =======

There  were  some  changes in our financial condition. Significant changes that warrant discussion include:

Consulting Fees

Consulting fees for the three months ended August 31, 2004 were lower versus the prior year's three months due to the reduction in consulting contracts.

                             ELGRANDE.COM, INC.

                                FORM 10-QSB

                For the Quarterly period ended August 31, 2004

Salaries

The significant increase in salaries expense reflects costs in meeting our staffing needs.   In the quarter ended August 31, 2003, we had not fully developed the human infrastructure to support our sales ramp up.

Advertising and Marketing

Our Advertising and Marketing expenses are significantly higher in the quarter ended August 31, 2004 primarily due to the increase in sales.  As sales were higher in the quarter than in the same quarter ended 2003, a larger amount of sales commissions were paid out.  As part of our sales strategy, we were also involved in promotional sales activity which lead to increased marketing costs.  As our wholesale line was expanded to include the Ginger Kelly Glasses, costs were incurred to include samples of these at our showrooms located at select sales agencies across North America.

Rent

The increase in rent for the three months ended August 31, 2004  reflects the rent payable at our current warehouse location.  We relocated our offices in August 2003 from a smaller office which provided no warehouse facilities.  We currently occupy 8,089 square feet compared to 2,200 square feet previously.

Management is currently investigating other ways to improve its business administration.  This may involve additional investments in information technology to create efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

TRENDS LIKELY TO  HAVE  A  MATERIAL  IMPACT  ON SHORT & LONG TERM LIQUIDITY THE

SUCCESS OF THE WHOLESALE LINE

In the previous fiscal year, we established relationships  with a network of 16 wholesale marketing agencies and representatives covering the North American market.  In the last fiscal quarter, we added 2 marketing agencies in Canada.  With exclusive distribution rights with our principal supplier and having established North American sales representation, we  believe  that revenues will continue to grow to reach its full potential. This will position us to be cash flow positive, self-sustaining and ultimately, profitable.

                             ELGRANDE.COM, INC.

                                FORM 10-QSB

                For the Quarterly period ended August 31, 2004

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

                             ELGRANDE.COM, INC.

                                FORM 10-QSB

                For the Quarterly period ended August 31, 2004

We generated negative cash flow from operating activities for the  period  from inception  (April 8, 1998) through  August 31, 2004.  We realized negative cash flow of $255,683 from operating activities for the three months ending August 31,

2004 compared to negative cash flow of $271,892 from  operating activities  for the three months ending August 31, 2003.

INVESTING ACTIVITIES

Investing activities  for the period  from  inception  through  August 31, 2004 consisted  primarily of  the purchase of  inventory  and soft costs  associated with the development of our wholesale activities.

FINANCING ACTIVITIES

Since  inception,  we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others.  To date, we raised approximately $7 million from the sale of common stock and have borrowed approximately $2 million  from  investors  and  shareholders.  Funds from these sources  have been used as working capital to fund our wholesale activity.

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

Our financing activities for the quarter  ended August 31, 2004 provided  a net total of $224,886.  Cash at the end of the period was $66,555.

ITEM 3. CONTROLS AND PROCEDURES.

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

As of the close of the period covered by this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls).  This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation. Based upon that evaluation,  the Chief Executive Officer and Principal Financial and  Accounting  Officer  concluded that the Company's  disclosure  controls and procedures  are  effective  in  timely  alerting  them to  material  information relating to the Company required to be included in this Quarterly  Report on Form 10-QSB.  There have been no changes in the  Company's  internal  controls  or in other  factors  which could significantly  affect  internal  controls  subsequent  to the date  the  Company carried out its evaluation.

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

DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified.

                             ELGRANDE.COM, INC.

                                FORM 10-QSB

                For the Quarterly period ended August 31, 2004

PART II. OTHER INFORMATION.

Item 2.   Changes in Securities.

      (a)  Not applicable.

      (b)  Not applicable.

      (c)  The  following provides information of all sales of  outstanding stock in the quarter ended August 31, 2004 which were not registered under the Securities Act of 1933 (the "Act"):

Date	Title and Amount	Purchasers	Principal Underwriter	Total Offering Price/Underwriting Discounts
May 2004	71,896 shares of common stock	Private Investor	NA	Debt valued at $10,425/NA
June 2004	57,021 shares of common stock	Private Investor	NA	Debt valued at $8,268/NA
June – August 2004	3,301,764 shares of common stock pursuant to the Company's Series A Senior Subordinated Convertible Redeemable Debentures due October 31, 2004	Private Investors	NA	Valued at $0.03 to $0.16 per share/NA

      (d)  Not applicable.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)     EXHIBITS

      No.            Description

-----------------    ----------------------------------------------------------

      31             Certification of Michael Holloran Pursuant to Section 302

                     of the -Sarbanes-Oxley Act of 2002, filed herewith

      32             Certification of Michael F. Holloran Pursuant to 18 U.S.C.

                     Section 1350, as Adopted Pursuant to Section 906 of the

                     Sarbanes-Oxley Act of 2002, filed herewith

(b)     Reports on Form 8-K  relating to the quarter ended August 31, 2004.

The Company  did not  file any  reports on  Form 8-K during  the quarter  ended

August 31, 2004.

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

Dated:  October 20, 2004