Form 10QSB
period 2004-11-30
ELGRANDE COM INC
filed 2005-01-14
CIK 1073362

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES

        EXCHANGE ACT  OF  1934

        For the Quarterly period ended November 30, 2004

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

(604) 689-0808

(Issuer's telephone number)

The  number  of  shares  outstanding  of  each of the issuer's classes of common equity  as  of  the  latest  practicable  date:

            Class                                      January 14, 2004

-------------------------------                     -----------------------

Common stock, $ 0.001 par value                           18,491,610

                             ELGRANDE.COM, INC.

                                FORM 10-QSB

                For the Quarterly period ended November 30, 2004

                               TABLE OF CONTENTS

                                                                        Page

PART  I.  FINANCIAL  INFORMATION                                          3

ITEM  I - Unaudited  Consolidated  Financial Statements

          Consolidated Balance Sheets as of

          November 30, 2004 (Unaudited) and  May  31,   2004               3

          Consolidated  Statements  of  Operations

          for  the  Three Months and Six Months ended  November 30,

          2004 and  2003  (Unaudited)                                     4

          Consolidated  Statements  of  Cash  Flows

          for  the  Six   Months  ended November 30, 2004

          and  2003 (Unaudited)                                           5

           Condensed Notes to Consolidated Interim Financial Statements    6

ITEM  2   Management's  Discussion  and  Analysis  of

          Financial  Condition  and  Results  of  Operations              8

ITEM  3   Controls and Procedures                                         12

PART II.  OTHER  INFORMATION                                              13

Signatures                                                                14

Certification    (filed as attachment)

ELGRANDE.COM, INC.

FORM 10-QSB

For the Quarterly period ended November 30, 2004

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

ELGRANDE.COM INC.
CONSOLIDATED BALANCE SHEETS

	November 30,
	2004	May 31,
ASSETS	(Unaudited)	2004
CURRENT ASSETS
Cash	$20,302	$96,874
Accounts receivable	191,506	198,195
Deposits and prepaid expenses	2,132	7,845
Inventory	358,624	293,714
Employee expense advances	2,013	2,365
GST tax refundable	12,963	33,992
TOTAL CURRENT ASSETS	587,540	632,985
PROPERTY AND EQUIPMENT, NET	95,715	22,769
OTHER ASSETS
Software, net	-	48,457
Deposits	36,820	31,421
TOTAL OTHER ASSETS	36,820	79,878
TOTAL ASSETS	$720,075	$735,632

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$316,416	$222,010
Accrued liabilities	590,186	791,473
Accrued interest	13,394	37,277
Debentures	35,000	55,727
Loans payable	511,588	18,359
Debentures and loans payable, related parties	200,766	178,262
TOTAL CURRENT LIABILITIES	1,667,350	1,303,108
COMMITMENTS AND CONTINGENCIES	124,561	170,992
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized,
$.001 par value; 17,152,621 and 16,959,600 shares
issued and outstanding, respectively	17,150	16,959
Stock options and warrants	172,705	172,705
Additional paid-in capital	8,668,061	8,658,511
Accumulated deficit	(10,138,129)	(9,577,395)
Accumulated other comprehensive income (loss)	208,377	(9,248)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,071,836)	(738,468)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$720,075	$735,632

See accompanying condensed notes.

ELGRANDE.COM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		Three Months	Three Months	Six Months	Six Months
		Ended	Ended	Ended	Ended
		November 30,	November 30,	November 30,	November 30,
		2004	2003	2004	2003
		(unaudited)	(unaudited)	(unaudited)	(unaudited)

R E V E N U E S
Product sales		$344,011	$276,552	$635,481	$441,242
Commissions		-	-	-	-
		344,011	276,552	635,481	441,242

COST OF REVENUES		203,262	177,646	338,771	297,788

GROSS PROFIT (LOSS)		140,749	98,906	296,710	143,454

E X P E N S E S
Consulting fees		41,317	65,908	92,021	119,807
Selling expense		18,714	111,349	153,825	111,349
Salaries		121,592	143,901	292,011	393,153
Depreciation and amortization		24,018	40,047	33,404	76,940
Office and administration		14,024	112,148	42,151	100,390
TOTAL OPERATING EXPENSES		219,665	473,353	613,412	801,639

LOSS FROM OPERATIONS		(78,916)	(374,447)	(316,702)	(658,185)

OTHER INCOME (EXPENSE)
Interest income		5	10	8	10
Interest expense		(4,991)	(13,545)	(10,249)	(18,231)
TOTAL OTHER INCOME (EXPENSE)		(4,986)	(13,535)	(10,241)	(18,221)

NET LOSS		(83,902)	(387,982)	(326,943)	(676,406)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)		208,130	(8,450)	208,377	2,987

COMPREHENSIVE LOSS		$124,228	$(396,432)	$(118,566)	$(673,419)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$	nil	$(0.09)	$(0.02)	$(0.16)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED		17,054,295	4,562,084	17,027,281	4,145,418

See accompanying condensed notes.

ELGRANDE.COM INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended	Six Months Ended
	November 30, 2004	November 30, 2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(326,943)	$(676,406)
Adjustments to reconcile net loss
to net cash used by operating activities:
Services paid by issuance of common stock and options	9,741	166,640
Stock issued for rent	-	2,400
Depreciation and amortization	33,404	76,940
Bad debt expense	1,774	-
Increase in:
Accounts receivable	4,915	(33,443)
Inventory	(64,910)	(113,513)
Employee advance receivable	352	876
Other assets	26,742	60,632
Accrued liabilities	(247,718)	44,631
Accrued interest	(23,883)	9,373
Accounts payable	94,406	67,464
Net cash used in operating activities	(492,120)	(394,406)

Cash flows from investing activities:
Deposits	(5,399)	(21,713)
Purchase of software	(106,350)	(19,460)
Net cash used in investing activities	(111,749)	(41,173)

Cash flows from financing activities:
Proceeds from loans	495,108	174,459
Proceeds from loans, related party	32,504	161,762
Repayment of loans	(10,000)	-
Issuance of stock	-	113,340
Net cash provided by financing activities	517,612	449,561

Net increase (decrease) in cash	(86,257)	13,982
Foreign currency translation gain (loss)	(9,685)	3,275
Cash, beginning of period	96,874	20,602
Cash, end of period	$20,302	$37,859

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$4,423	$1,275
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock and options	$9,741	$166,640
Warrants issued for financing fees	$-	$-
Stock issued for debt	$-	$955,200
Stock issued for rent	$-	$2,400

See accompanying condensed notes.

ELGRANDE.COM, INC.

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2004

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At November 30, 2004 the Company has a working capital deficit of approximately $1,079,810, an accumulated deficit of approximately $10,138,129 and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Inventories

Inventory at November 30, 2004 consists of a variety of home-décor products.  Inventories are recorded using the specific identification method and valued at the lower of cost or market value. Inventory consisting of manufactured products are recorded using the first in first out method and valued at the lower of cost or market value.

NOTE 2 - COMMON STOCK AND WARRANTS

During the three months ended November 30, 2004, the Company issued 122,000 shares of common stock for services valued at $7,318.  All stock was issued at its fair market value at the date of grant.

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

NOVEMBER 30, 2004

NOTE 3 - STOCK OPTIONS

During the fiscal year ended May 31, 2003 the Company's board of directors approved the Elgrande.com, Inc. 2003 Stock Options Plan. The Company may issue up to 5,000,000 common stock options with a maximum per share price of $0.05.

During the three months ended November 30, 2004, the Company did not issue any stock options from this plan.

The following is a summary of stock option activity:

	Number of Weighted Average Shares	Exercise Price
Outstanding at June 1, 2002	3,655,000	$ 0.61
Outstanding at May 31, 2003	3,655,000	$ 0.61
Options exercisable at May 31, 2003	3,640,000	$ 0.61
Outstanding June 1, 2003	3,640,000	$ 0.61
Expired	(1,119,000)	$(0.11)
Options outstanding at May 31, 2004	2,521,000	$ 0.83
Options outstanding and exercisable at November 30, 2004	2,521,000	$ 0.83

NOTE 4 - NOTES AND DEBENTURES PAYABLE

Short-term Notes

During the three months ended November 30, 2004, the Company's officers loaned the Company $32,504 to fund continuing operations. During the three months ended November 30, 2004, the Company also received an interest free short-term loan of $268,527 from an individual.

NOTE 5 - INVESTMENT IN EUROPEAN SUBSIDIARY

In the quarter ended August 31, 2002, the Company invested $100,000 in its wholly owned European subsidiary, Elgrande Europe AG, stock of which has a par value of one euro. The subsidiary was created to provide an operating presence in Europe.

At November 30, 2004, there were no sales activity recorded in the European Company. Elgrande Europe AG has been consolidated in these financial statements.

NOTE 6 – INVESTMENT IN BISCAYNE BAY TRADING CORPORATION

In the quarter ended November 30, 2003, the Company acquired Biscayne Bay Trading Corporation for 35,000 shares of restricted common stock.  Approximately 850,000 shares are held in escrow for future borrowings for debenture agreements.

                             ELGRANDE.COM, INC.

                                FORM 10-QSB

                For the Quarterly period ended November 30, 2004

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

RESULTS OF OPERATIONS

Comparison of the six months ended November 30, 2004 and November 30, 2003.

In November 2002 we  launched  our  wholesale division, European Sources Direct (ESD). Since then, we have established  wholesale  sales  representation in key U.S.  and  Canadian regional giftware and home d é cor wholesale  centers.  We have secured  certain exclusive corporate and wholesale distribution rights for products within the USA, Canada and Mexico.

For the quarter  ended  November 30,  2004, we had revenues of $344,011 versus $276,552 for the same period ending last  year.  This  increase  in  revenues is due  to our increasing customer base and the continued performance of our principal product-line,

  The Love Plates .

For the six months ended  November 30,  2004, we had revenues of $635,481 versus $441,242 for the same period ending last year.

For the quarter ended  November 30,  2004,  cost  of  revenues was $203,262 versus $177,646 for the same period last year, reflecting the positive correlation of the cost of inventory sold and the corresponding freight-in charges of importing products, to our increased revenues.

For the six months ended  November 30,  2004,  cost  of  revenues was $338,771 versus $297,788 for the same period ending last year.

                             ELGRANDE.COM, INC.

                                FORM 10-QSB

                For the Quarterly period ended November 30, 2004

Gross profit for the quarter ended November 30, 2004 was $140,749 or 41%, compared to  $98,906 or 36%

  for the same period ending last year.

Gross profit for the six months ended November 30, 2004 was $296,710 or 47%, compared to $143,454 or 33% for the same period ending last year.

Revenue accounts for sales of products that have been delivered to customers.  Pending sales are orders that have been received but not yet fulfilled due to reasons such as back orders or customer credit issues. The financial statements do not reflect pending sales as per GAAP.

Management  is  endeavoring  to improve our operations. By improving i nventory management, shipping logistics  and  product handling, we believe that we can increase efficiency and further lower costs of revenues to improve gross profit margins.

CHANGES IN FINANCIAL CONDITION

A summary of expenses for the six months ended November 30, 2004 compared to the same period ended November 30, 2003 is as follows:

	2004	2003
Consulting	$ 92,021	$ 119,807
Selling expenses	153,825	111,349
Salaries	292,011	393,153
Depreciation	33,404	76,940
Office & Administration	42,151	100,390
	$ 613,412	$ 801,639

Significant changes in our financial condition that warrant discussion include:

Consulting Fees

Consulting fees for the six months ended November 30, 2004 were lower by 23% compared to the same period last year due to the reduction in consulting contracts.

Selling expense

As expected, selling expense increased as sales increased.  Such expenses include sales commissions, costs associated with promoting our product lines at various show rooms, costs related to media and trade publication exposure.

Salaries

There was a substantial decrease of 26% in salaries expense from the six month period ended November 30, 2003 to the same period in 2004.  As efficiencies in our business processes were realized, we were able to streamline costs by reducing our staffing requirements.

Office and Administration

Office and Administration costs were greatly reduced by 58%. Over the last year, we built and established the infrastructure to support projected sales.  The reduced expenses in this area reflects our reaching a level of efficiency in the administration area of the business.

Management  is  currently  investigating  other  ways  to  improve its business administration.   This   may  involve  additional  investments  in  information technology to create further efficiencies.

                             ELGRANDE.COM, INC.

                                FORM 10-QSB

                For the Quarterly period ended November 30, 2004

LIQUIDITY AND CAPITAL RESOURCES

TRENDS LIKELY TO  HAVE  A  MATERIAL  IMPACT  ON SHORT & LONG TERM LIQUIDITY THE

SUCCESS OF THE WHOLESALE LINE

In the previous fiscal year, we established relationships  with a network of 1 6 wholesale  marketing agencies and representatives covering the  North  American market.  In the last fiscal quarter , we added 2

  marketing agencies in Canada.   With exclusive

  distribution rights with our principal supplier and having established North American sales representation

, we  believe  that

  revenues will continue to grow to reach its full potential. This will position us to be cash flow positive, self-sustaining and ultimately, profitable.

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

                             ELGRANDE.COM, INC.

                                FORM 10-QSB

                For the Quarterly period ended November 30, 2004

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

We generated negative cash flow from operating activities for the period  from inception (April 8, 1998) through November 30, 2004.  We realized negative cash flow of $492,120 from operating activities for the six months ending

November 30, 2004 compared to negative cash flow of $394,406 from operating activities for the six months ending November 30 , 2003 ..

INVESTING ACTIVITIES

Investing activities for the period  from  inception  through November 30, 2004 consisted primarily of the purchase of inventory and soft costs associated with the development of our wholesale activities.

FINANCING ACTIVITIES

Since  inception,  we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others.  To date, we raised approximately $7 million from the sale of common stock and have borrowed approximately $2.2 million  from  investors  and  shareholders.  Funds from these sources  have been used as working capital to fund our wholesale activity ..

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

Our financing activities for the six months ended November 30, 2004 provided a net total of $517,612.  Cash at the end of the period was $20,302.

                             ELGRANDE.COM, INC.

                                FORM 10-QSB

                For the Quarterly period ended November 30, 2004

ITEM 3. CONTROLS AND PROCEDURES.

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

As of the close of the period covered by this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls).  This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.   Based upon that evaluation,  the Chief Executive Officer and Principal Financial and  Accounting  Officer  concluded that the Company's disclosure controls and procedures are effective  in  timely  alerting him to material information relating to the Company required to be included in this Quarterly  Report on Form 10-QSB.  There have been no changes in the  Company's  internal  controls  or in other  factors  which could significantly  affect  internal  controls  subsequent  to the date  the  Company carried out its evaluation.

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

                             ELGRANDE.COM, INC.

                                FORM 10-QSB

                For the Quarterly period ended November 30, 2004

PART II. OTHER INFORMATION.

Item  6.  Exhibits.

No.                  Description

-----------------    ----------------------------------------------------------

31

Certification of Michael F. Holloran Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith ..

32

Certification of Michael F. Holloran Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith ..

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

Dated:  January 14, 2005