Form 10QSB
period 2005-02-28
ELGRANDE INTERNATIONAL, INC.
filed 2005-04-13
CIK 1073362

      OMB APPROVAL

OMB Number: 3235-0416

Expires: January 31, 2007

Estimated average burden

hours per response    135.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended February 28, 2005

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________  to  _____________

ELGRANDE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-25335	88-0409024
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1450 Kootenay Street, Vancouver, B.C. Canada	V5K 4R1
(Address of principal executive offices)	(Zip Code)

(604) 689-0808

(Issuer's telephone number)

Check whether the registrant  (1) has filed all  documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.   YES  (X)     NO   ( )

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class

April 12, 2005

Common stock, $ 0.001 par value

17,301,621

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

SEC 2334 (3-03)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form \

displays a currently valid OMB control number.

ELGRANDE INTERNATIONAL, INC.

FORM 10-QSB

For the Quarterly period ended February 28, 2005

TABLE OF CONTENTS

Page

PART  I.

FINANCIAL INFORMATION

3

ITEM  I -

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets as of

February 28, 2005 (Unaudited) and May 31, 2004

3

Consolidated Statements of Operations

for the Nine Months ended February 28, 2005 and 2004 (Unaudited)

4

Consolidated Statements of Cash Flows

for the Nine Months ended February 28, 2005

and 2004 (Unaudited)

5

Condensed Notes to Consolidated Interim Financial Statements

6

ITEM  2

Management's Discussion and Analysis of Financial Condition and

Results of Operations

10

ITEM 3

Controls and Procedures

14

PART II.

OTHER INFORMATION

15

Signatures

16

Certifications

ELGRANDE INTERNATIONAL, INC.

FORM 10-QSB

For the Quarterly period ended February 28, 2005

PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ELGRANDE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	February 28,
	2005	May 31,
ASSETS	(Unaudited)	2004
CURRENT ASSETS
Cash	$31,708	$96,874
Accounts receivable	174,388	198,195
Deposits and prepaid expenses	2,042	7,845
Inventory	338,292	293,714
Employee expense advances	7,917	2,365
GST tax refundable	3,846	33,992
TOTAL CURRENT ASSETS	558,193	632,985

PROPERTY AND EQUIPMENT, NET	-	22,769

OTHER ASSETS
Software, net	32,553	48,457
Deposits	34,581	31,421
TOTAL OTHER ASSETS	67,134	79,878

TOTAL ASSETS	$625,327	$735,632

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$265,399	$222,010
Accrued liabilities	482,443	791,473
Accrued interest	24,867	37,277
Debentures	35,000	55,727
Loans payable	760,387	18,359
Debentures and loans payable, related parties	373,670	178,262
TOTAL CURRENT LIABILITIES	1,941,766	1,303,108

COMMITMENTS AND CONTINGENCIES	130,096	170,992

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 500,000,000 shares authorized,
$.001 par value; 17,301,621 and 16,959,600 shares
issued and outstanding, respectively	17,301	16,959
Stock options and warrants	172,705	172,705
Additional paid-in capital	8,680,887	8,658,511
Accumulated deficit	(10,325,444)	(9,577,395)
Accumulated other comprehensive income (loss)	8,016	(9,248)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,446,535)	(738,468)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$625,327	$735,632

See accompanying condensed notes.

ELGRANDE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 28,	February 28,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
R E V E N U E S	$175,725	$244,316	$811,206	$685,558
COST OF REVENUES	129,008	185,319	467,779	483,107
GROSS PROFIT (LOSS)	46,717	58,997	343,427	202,451

E X P E N S E S
Consulting fees	38,844	12,337	130,865	132,144
Selling expense	58,523	234,607	212,348	297,032
Legal and professional fees	23,102	30,047	86,834	51,663
Salaries	75,196	156,600	367,207	378,361
Depreciation and amortization	3,466	(1,160)	36,870	75,780
Office and administration	191,345	86,567	269,929	211,825
Travel and entertainment	13,331	30,787	13,310	69,154
Foreign exchange transactions	(5,714)	-	(17,141)	-
TOTAL OPERATING EXPENSES	398,093	549,785	1,100,222	1,215,959

LOSS FROM OPERATIONS	(351,376)	(490,788)	(756,795)	(1,013,508)

OTHER INCOME (EXPENSE)
Debt forgiveness		-	40,896	-
Interest expense	(21,901)	(32,966)	(32,150)	(51,197)
TOTAL OTHER INCOME (EXPENSE)	(21,901)	(32,966)	8,746	(51,197)

NET LOSS	(373,277)	(523,754)	(748,049)	(1,064,705)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	5,755	(14,946)	17,264	(14,946)

COMPREHENSIVE LOSS	$(367,522)	$(538,700)	$(730,785)	$(1,079,651)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.05)	$(0.04)	$(0.10)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	17,519,179	11,406,031	17,088,245	11,201,243

See accompanying condensed notes.

ELGRANDE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	February 28,	February 28,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(748,049)	$(1,064,705)
Adjustments to reconcile net loss
to net cash used by operating activities:
Debt forgiveness	40,896	-
Services paid by issuance of common stock or options	22,718	166,640
Stock issued for rent	-	2,400
Depreciation and amortization	36,869	76,940
Increase in:
Accounts receivable	(17,089)	(58,761)
Inventory	(44,578)	(123,477)
Employee advance receivable	(5,552)	(6,703)
Other assets	35,949	(14,616)
Accrued liabilities	(309,030)	237,312
Accrued interest	(12,410)	9,685
Accounts payable	43,389	57,430
Net cash used in operating activities	(956,887)	(717,855)

Cash flows from investing activities:
Deposits	(3,160)	(17,856)
Purchase of property and equipment	(34,650)	(16,460)
Net cash used in investing activities	(37,810)	(34,316)

Cash flows from financing activities:
Proceeds from loans	742,028	123,415
Net proceeds from loans, related party	195,408	161,762
Repayment of loans	(20,727)	-
Issuance of stock	-	420,000
Net cash provided by financing activities	916,709	705,177

Net increase (decrease) in cash	(77,988)	(46,994)

Foreign currency translation gain (loss)	12,822	3,275

Cash, beginning of period	96,874	95,205

Cash, end of period	$31,708	$51,486

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$7,283	$32,148
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock and options	$22,718	$166,640
Stock issued for debt	$-	$1,613,282
Stock issued for rent	$-	$2,400

See accompanying condensed notes.

ELGRANDE.COM, INC.

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2005

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At February 28, 2005 the Company has a working capital deficit of approximately $1,383,573, an accumulated deficit of $10,325,444 and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Inventories

Inventory at February 28, 2005 consists of a variety of home-décor products.  Inventories are recorded using the specific identification method and valued at the lower of cost or market value. Inventory consisting of manufactured products are recorded using the first in first out method and valued at the lower of cost or market value.

ELGRANDE.COM, INC.

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2005

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153.  This statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that opinion, however, included certain exceptions to that principle.  This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued.  Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.”  This statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensation.”  This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123.  This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” Management believes the adoption of this statement will have no impact on the financial statements of the Company. The Company previously adopted Statement of Financial Accounting Standard No. 123.

ELGRANDE.COM, INC.

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2005

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). Statement of Financial Accounting Standards No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. Statement of Financial Accounting Standards No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

NOTE 2 - COMMON STOCK AND WARRANTS

During the three months ended February 28, 2005, the Company issued 150,414 shares of common stock for services and debt valued at $12,978.  All stock was issued at its fair market value at the date of grant.

In August 2003 the Company effected a 10 for 1 reverse split of the company's capital stock. As result of the reverse split, the Company's authorized common stock decreased from 200,000,000 to 20,000,000 shares. Capital restructuring was a necessary step in order to enable the Company to raise additional funding to support and grow the business.

In December 2004, the Company amended its articles to increase its authorized share capital from 20,000,000 shares to 500,000,000 shares.

NOTE 3 - STOCK OPTIONS

During the fiscal year ended May 31, 2003 the Company's board of directors approved the Elgrande.com, Inc. 2003 Stock Options Plan. The Company may issue up to 5,000,000 common stock options with a share price of $0.10.

During the three months ended November 30, 2004, the Company did not issue any stock options from this plan.

ELGRANDE.COM, INC.

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2005

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

NOTE 4 - NOTES AND DEBENTURES PAYABLE

Short-term Notes

During the three months ended February 28, 2005, the Company's officers loaned the Company $47,234 to fund continuing operations.  During the three months ended February 28, 2005, the Company also received an 8% short-term loan of $250,000 from an individual.

NOTE 5 - INVESTMENT IN EUROPEAN SUBSIDIARY

In the quarter ended August 31, 2002, the Company invested $100,000 in its wholly owned European subsidiary, Elgrande Europe AG, stock of which has a par value of one euro. The subsidiary was created to provide an operating presence in Europe.

At February 28, 2005, there were no sales activity recorded in the European Company. Elgrande Europe AG has been consolidated in these financial statements.

NOTE 6 – INVESTMENT IN BISCAYNE BAY TRADING CORPORATION

In the quarter ended November 30, 2003, the Company acquired Biscayne Bay Trading Corporation for 35,000 shares of restricted common stock. Approximately 850,000 shares are held in escrow for future borrowings for debenture agreements.

NOTE 7—FORGIVENESS OF DEBT

During the nine months ended February 28, 2005, the Company recorded income of $40,896 from the Company’s vendors forgiving old accounts payable.  In accordance with Financial Accounting Standards Board No. 145, this gain is included in other income in the Company’s statement of operations.

ELGRANDE INTERNATIONAL, INC.

FORM 10-QSB

For the Quarterly period ended February 28, 2005

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

THE COMPANY

Elgrande International specializes in sourcing, importing, marketing and distributing unique European-designed quality products in the medium to high-end tabletop market. Our products are exclusively produced for the North American home décor, giftware and artware sectors. In November 2002 we launched our wholesale division, European Sources Direct (ESD). Since then, we have established wholesale sales representation across the key U.S. and Canadian regional giftware and home décor wholesale centers. We have secured certain exclusive corporate and wholesale distribution rights for products within the USA, Canada and Mexico. Our North American sales and distribution infrastructure currently services approximately 650 customers with over 1,100 retail locations that include independent retailers and national key accounts.

RESULTS OF OPERATIONS

Comparison of the nine months ended February 28, 2005 and February 29, 2004.

For the nine months ended February 28, 2005, we had revenues of $811,206 versus $685,558 for the same period ended last year. During these same two nine month periods cost of revenues was $467,779 in 2005 versus $483,107 for the prior year. Gross profit for the nine months ended February 28, 2005 was $343,427 or 43% compared to $202,451 or 30% for the same period ending last year.

ELGRANDE INTERNATIONAL, INC.

FORM 10-QSB

For the Quarterly period ended February 28, 2005

For the quarter ended February 28, 2005, we had revenues of $175,725 and cost of revenues of $129,008 versus revenues of $244,316 and cost of revenues of $185,319 for the same period ending last year. Cost of revenues represents the cost of inventory sold and the corresponding freight-in charges of importing products. Gross profit for the quarter ended February 28, 2005 was $46,717 or 27% of revenue compared to $58,997 or 25% of revenue for the same period ending last year.

Pending sales at the close of the quarter ended February 28, 2005 were $220,144 compared to $123,589 for the quarter ended February 29, 2004. This increase reflects orders written at the spring 2005 trade shows, and our expanded range of existing product lines and the introduction of a new product line.

Revenue accounts for sales of products that have been delivered to customers. Pending sales are orders that have been received but not yet fulfilled for reasons that include: pending arrival of inventory orders, back orders or customer credit issues. The financial statements do not reflect pending sales as per GAAP.

Management is endeavoring to improve our operations. By improving inventory management, shipping logistics and product handling, we believe that we can increase efficiency and further lower costs of revenues to improve gross profit margins.

CHANGES IN FINANCIAL CONDITION

A summary of expenses for the nine months ended February 28, 2005 compared to the period ended February 29, 2004 is as follows:

2005

2004

--------------

--------------

Consulting

$130,865

$132,144

Selling expense

212,348

297,032

 Legal and other

86,834

51,663

Salaries

350,066

378 , 361

Depreciation and amortization

36,870

75,780

Office and administration

269,929

211,825

Travel and entertainment

13,310

69,154

--------------

-------------

$1,100,222

$1,215,959

========

========

Significant changes in our financial condition that warrant discussion include:

Selling expense

Selling expenses were 40% lower in the period ended February 28, 2005 than in the same period ended 2004 due to our having established our lines and provided sufficient inventory to agency show rooms in the prior period.  We also attended fewer trade shows, limiting ourselves to key shows with guaranteed retailer attendance.  In addition, certain of our expenses were reclassified from Selling Expenses to Office and Administration in the quarter ended February 28, 2005 to properly reflect only sales generating expenses.  Refer to note Office and Administration.

ELGRANDE INTERNATIONAL, INC.

FORM 10-QSB

For the Quarterly period ended February 28, 2005

Legal and other

Professional expenses were 68% higher in the period ended February 28, 2005 than in the same period ended last year.  We incurred greater legal and accounting expenses due to increasing reporting requirements.  Also, in December 2004 we held our first annual general meeting which required us to engage in additional legal services.

Depreciation and amortization

Our property and equipment were fully amortized at the start of this fiscal year and accordingly, our depreciation expense had been greatly reduced.

Office and Administration

Prior to the quarter ended February 28, 2005, all non-sales related marketing expenses (catalogs, printing, design, sales agency promotions), public and investor relations expenses were booked through selling expenses.  We have since re-classed these non-sales generating expenses to office and administration. Accordingly, although our office and administration expenses have increased by 28% in the nine months ended February 28, 2005, the increase reflects the addition of marketing and investor relations expenses which total approximately $124,000 or 46% of total office and administration expenses. Selling expenses similarly reflect the reclassification described above.

Travel and Entertainment

In the period ended February 28, 2005, we cut our travel and entertainment costs by about 400% by being selective in the trade shows we attended. We also limited our representation at these trade shows, further cutting back travel costs.

Management is currently investigating other ways to improve its business administration.  This may involve additional investments in information technology to create efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

TRENDS LIKELY TO HAVE A MATERIAL IMPACT ON SHORT & LONG TERM LIQUIDITY AND THE SUCCESS OF THE WHOLESALE LINE

In the previous fiscal year, we established relationships with a network of 16 wholesale marketing agencies and representatives covering the North American market.  In the last fiscal quarter, we added two marketing agencies in Canada.  With exclusive distribution rights with our principal supplier and having established North American sales representation we believe that revenues will continue to grow.  This we believe would position us to be cash flow positive, self-sustaining and ultimately, profitable.

UNCERTAINTIES LIKELY TO HAVE A MATERIAL IMPACT ON SHORT & LONG TERM LIQUIDITY

Uncertainties and/or fluctuations in the marketplace have an impact on Liquidity that cannot be quantified at this time.

ELGRANDE INTERNATIONAL, INC.

FORM 10-QSB

For the Quarterly period ended February 28, 2005

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

ELGRANDE INTERNATIONAL, INC.

FORM 10-QSB

For the Quarterly period ended February 28, 2005

We generated negative cash flow from operating activities for the period from inception (April 8, 1998) through February 28, 2005.  We realized negative cash flow of $956,887 from operating activities for the nine months ending February 28, 2005 compared to negative cash flow of $717,855 from operating activities for the nine months ending February 28, 2004.

INVESTING ACTIVITIES

Investing activities for the period from inception through February 28, 2005 consisted primarily of the purchase of inventory and soft costs associated with the development of our wholesale activities.

FINANCING ACTIVITIES

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others.  To date, we raised approximately $7 million from the sale of common stock and have borrowed approximately $2.5 million from investors and shareholders.  Funds from these sources have been used as working capital to fund our wholesale activity.

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

Our financing activities for the nine months ended February 28, 2005 provided a net total of $916,709.  Cash at the end of the period was $31,708.

ELGRANDE INTERNATIONAL, INC.

FORM 10-QSB

For the Quarterly period ended February 28, 2005

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

ELGRANDE INTERNATIONAL, INC.

FORM 10-QSB

For the Quarterly period ended February 28, 2005

PART II.   OTHER INFORMATION ..

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      (a)  The following provides information of all sales of our securities in the quarter ended February 28, 2005 which were not registered under the Securities Act of 1933 (the "Act"):

Date	Title and Amount	Purchasers	Principal Underwriter	Total Offering Price/Underwriting Discounts
Jan 2005	27,935 shares of common stock	Employee	NA	Services valued at $1,955/NA

      (b)  Not applicable.

      (c)  Not applicable.

Item  6.  Exhibits.

           No.

Description

--------------------

------------------------------------------------------------------------------------------------

31

Certification of Michael Holloran Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002, filed herewith

32

Certification of Michael F. Holloran Pursuant to 18 U.S.C.

Section 1350, as Adopted Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002, filed herewith

ELGRANDE INTERNATIONAL, INC.

FORM 10-QSB

For the Quarterly period ended February 28, 2005

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELGRANDE INTERNATIONAL, INC.

By: /s/ Michael F. Holloran

-------------------------------------

Michael F. Holloran

President and Chief Executive Officer (Principal

Executive and Financial Officer)

Dated:  April 13, 2005