Form 10KSB
period 2005-05-31
ELGRANDE INTERNATIONAL, INC.
filed 2005-08-29
CIK 1073362

OMB APPROVAL
OMB Number: 3235-0042
Expires: December 31, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

 [X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934     For the fiscal year ended May 31, 2005

 [  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934    For the transition period from                  to

ELGRANDE INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	N/A	88-0409024
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1450 Kootenay Street, Vancouver, B.C., Canada	V5K 4R1
(Address of principal executive offices)	(Zip Code)

604-689-0808

Issuer’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year.  $1,040,306

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes  [X] No

The aggregate market value of the Common Stock held by non-affiliates (based upon the last reported price on the bid-ask average on the OTC Bulletin Board) on August 26, 2005 was approximately $826,540. As of August 26, 2005, there were 30,612,479 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:   None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

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

GENERAL

Elgrande International, Inc.  ("Elgrande", the "Company", "we" or "us") specializes in designing, sourcing, importing, marketing and distributing products for the North American giftware, and home décor sectors. The Company’s wholesale distribution division European Sources Direct (ESD) sources product from small and mid-sized European based “export ready” manufacturers and sells to 700 customers with over 1,100 retail locations that include independent retailers and national key accounts. Sales are achieved through a network of 12 sales agencies, 10 show rooms and 120 professional sales representatives.

In addition to representing established product lines Elgrande actively works with selected artists and manufacturers to design and produce limited edition products for sale through ESD’s customer base. The ability to bring limited edition products into established markets places Elgrande in a leading edge position to stay ahead of the market curve. Elgrande currently represents products produced by Walther-Glas (Germany), Almas d’Areosa Ceramicas (Portugal), and is working with Dagmar Pancova s.r.o. (Czech Republic) to produce a line of limited edition glasses. The Company’s products are presented on-line at www.Elgrande.com and www.EuropeanSourcesDirect.com.

Elgrande launched European Sources Direct in September 2002. Representation agreements have been signed with sales agencies in Atlanta, Chicago, Dallas, Annapolis, Denver, High Point, Los Angeles, Montreal, New York, San Francisco, and Seattle.  The agency sales territories cover over 90 percent of the US and Canadian populations. The Company’s products are displayed in sales agency showrooms in Atlanta, Chicago, Dallas, Denver, High Point, Los Angeles, NYC, San Francisco, and Seattle. The Company’s offices and warehouse are located in Vancouver, British Columbia, Canada.

RISK FACTORS

In evaluating us, the following risk factors should be carefully considered.

Risks Factors Associated with the Company

We have only a limited operating history.

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

We will be required to raise substantial amounts of capital.

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

Our systems may fail.

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

Management of future operations.

There can be no assurance that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations or that management will be able to hire, train, retain, motivate and manage required personnel.

We are subject to risks of international business.

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

Dependence on acceptance of product in the wholesale market,

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

EMPLOYEES

We currently have nine employees, consisting of, one Controller, two sales staff, four administrative clerks, one warehouse handlers, one database manager, and two consultants, consisting of the President and the warehouse consultant. We plan to hire additional employees to support our wholesale program as the need arises.

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

     LOW

    HIGH

2004

First Quarter

$0.01

$0.13

Second Quarter

$0.20

$0.55

Third Quarter

$0.11

$0.41

Fourth Quarter

$0.13

$0.40

2005

First Quarter

$0.03

$0.20

Second Quarter

$0.04

$0.07

Third Quarter

$0.04

$0.10

Fourth Quarter

$0.04

$0.09

Securities Authorized for Issuance under Equity Compensation Plans

     The following table sets forth information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights.

A

B

C

Plan category

Number of

Weighted-average

Number of

securities to be

exercise price of

securities

issued upon

outstanding

remaining

exercise of

options, warrants

available for

outstanding

and rights

future issuance

options, warrants

under equity

and rights

compensation plans

______________________________________________________________________________________

Equity

NA

NA

NA

compensation plans

approved by

security holders

______________________________________________________________________________________

Equity

2,521,000

$0.83

4,674,172

compensation plans

not approved by

security holders

______________________________________________________________________________________

Total

2,521,000

$0.83

4,674,172

______________________________________________________________________________________

HOLDERS

As of August 26, 2005, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 177.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following table sets for the information with respect to all securities of the Company sold in its fiscal years ended May 31, 2004 and 2005, without registration of the securities under the Securities Act of 1933. The information includes the names of purchasers, date of issue, number of shares issued or shares into which warrants are convertible, the exercise price and expiration date of warrants, and the consideration received by the Company for the issuance of the shares or warrants. The securities so sold are believed by the Company to be exempt from registration under either Regulation S or Rule 506 under the Securities Act of 1933.

Number of Shares

Purchase or

Purchased

Exercise Price

Purchasable

Expiration

Type of

(USD

Upon Exercise

Date(WTS) or

Name

Date of Issue

Security

Per Share)

or Conversion

Duedate(DEB)

______________________________________________________________________________________

M. Morford

2/02

Common Stock

0.026

357,692

M. Morford

4/02

Common Stock

0.06

66,666

D P Martin & Assoc

3/02

Common Stock

0.070

1,000,000

S. Jackson

3/02

Common Stock

0.045

1,111,111

Charles Van Musscher

4/02

Common Stock

0.040

250,000

Jennifer Morford

5/02

Common Stock

0.0253

84,615

Stockreporter Ltd.

5/02

Common Stock

0.060

650,000

Ernest Perich

5/02

Common Stock

0.065

461,538

Maureen Morford

7/02

Common Stock

0.032

424,358

Carol Murphy

8/03

Common Stock

0.0414

74,517

Robert Issac

8/03

Common Stock

0.0414

74,517

T. Simons

9/03

Common Stock

0.38

2,282,486

Dataway Systems

9/03

Common Stock

0.30

31,400

S. Jackson

9/03

Common Stock

0.30

167,000

M. Holloran

9/03

Common Stock

0.18

1,014,616

Fisherman’s Wharf

Market

9/03

Common Stock

0.30

83,333

C. Goddard

9/03

Common Stock

0.30

25,000

Nicholas Moore

12/03

Common Stock

0.50

35,000

Maggie Ramsay

12/03

Common Stock

0.20

11,344

Miggs Consulting

12/03

Common Stock

0.40

8,066

Glen Boehm

12/03

Common Stock

0.22

29,162

T. Simons

1/04

Common Stock

0.30

947,917

Perich & Partners

1/04

Common Stock

0.22

45,813

T. Simons

2/04

Common Stock

0.28

681,101

M. Holloran

2/04

Common Stock

0.23

83,912

G. Madeya

3/04

Common Stock

0.10

100,000

M. Langert

3/04

Common Stock

0.10

100,000

Nicholas, Moore &

Associates

9/04

Common Stock

0.06

122,000

R.  Somerville

1/05

Common Stock

0.07

27,935

V.  Davidson

2/02

Debenture

500,000

Feb, 2005

M.  Holloran

9/02

Debenture

830,414

Sept, 2004

M.  Holloran

11/03

Debenture

2,310,871

Jun, 2005

______________________________________________________________________________________

(1) Stock equivalent upon debenture conversion as at closing price on August 26, 2005 ($0.027).

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

RESULTS OF OPERATIONS

Comparison of the Years Ended May 31, 2005 and May 31, 2004.

In November 2002 we launched our wholesale division, European Sources Direct (ESD). Since then, we have established wholesale sales representation in key U.S. and Canadian regional giftware and home décor wholesale centers. We have secured certain exclusive corporate and wholesale distribution rights for products within the USA, Canada and Mexico. The Company has invested in product inventory to fulfill sales, to stock showrooms established in key market centers in the USA and Canada, and provide a minimum level of safety stock. On May 31, 2005 we had inventory on hand of $256,898.

For the year ended May 31, 2005, we had revenues of $1,040,306 versus $1,080,907 for the same period ending last year. This increase in revenues is primarily due to the strong performance of Elgrande's inaugural product-line, The Love Plates, in the giftware and home decor market.

Gross Profit for the year ending May 31, 2005 was $370,445 versus $367,397 as at May 31, 2004. The current positive gross profit of 34 percent is due to the wholesale activity.

Changes in Financial Condition

A summary of expenses for the year ended May 31, 2005 compared to the same period in 2004 is as follows:

       2005

       2004

Consulting

168,018

149,891

Selling expense

270,410

384,012

Legal and other

103,116

87,944

Salaries

428,976

492,684

Depreciation and amortization

28,962

99,241

Office and administration

169,080

  398,400

Travel and entertainment

     37,309

     89,475

1,205,871

1,701,647

There were some changes in the Company's financial condition. Significant changes that warrant discussion include:

Selling expense

Selling expenses were 30% lower in the year ended May 31, 2005 than in the same period ended 2004.  Due to established lines, our need for promotional activity was decreased.   We limited our trade show attendance to key shows with guaranteed retailer attendance.  In addition, certain of our expenses were reclassified from Selling Expenses to Office and Administration in our third quarter to properly reflect only sales generating expenses.

Depreciation and amortization

Our property and equipment were fully amortized at the start of this fiscal year and accordingly, our depreciation expense had been greatly reduced as the year ended.

Office and Administration

Office and administration costs were lower by 57% in the year ended May 31, 2005 compared to 2004 due to a variety of reasons.  Investor relations expenses were severely cut back during the year leading to a large drop in costs.  In the year ended 2004, we incurred several non-recurring expenses such as the specialized manufacturing of crates for efficient trade show transportation and infrastructure set up costs for our warehouse facilities.

Travel and Entertainment

In the year ended May 31, 2005 we cut our travel and entertainment costs by close to 60% by being selective in the trade shows we attended. We also limited our representation at these trade shows, further cutting back travel costs.

Management is currently investigating other ways to improve its business administration.  This may involve additional investments in information technology to create efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

Trends Likely to Have a Material Impact on Short & Long Term Liquidity the Success of the Wholesale Line

In the previous fiscal year, we established relationships with a network of 12 wholesale marketing agencies and representatives covering the North American market.  In this fiscal year to date, we have a total to 11 marketing agencies in the US and 5 marketing agencies in Canada.  We have negotiated exclusive distribution rights with our supplier who provides the key products in our product line.  Having established North American sales representation, along with the strength of our existing product lines, Management believes that revenues will continue to grow to reach its full potential. This will position us to be cash flow positive, self-sustaining and ultimately, profitable.

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

Investing Activities

Investing activities for the period from inception through May 31, 2005 consisted primarily of the purchase of inventory, property and equipment and soft costs associated with the development of our wholesale activities.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others.  To date, we raised approximately $7 million from the sale of common stock and have borrowed approximately $2 million from investors and shareholders.  As at May 31, 2005, approximately $766,590 remains as debt.  Funds from these sources have been used as working capital to fund the on-going development of our wholesale division.

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

Our financing activities for the year ended May 31, 2005 provided a net total of $752,108.  Cash at the end of the period was $7,918. As of August 26, 2005, we had cash of $5,000.

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

Our wholesale activity is centered on procuring, importing, marketing and selling international products within the North American wholesale market.  The current principal country of supply is Germany, with which we have negotiated exclusivity of product supply and currency accommodation.  This will secure us a level of uniqueness of products in the marketplace and a reduction of exposure to foreign currency fluctuations between the Euro and US dollars.  In the last year, we have also introduced a line of glassware from the Czech Republic and ceramics from Portugal.

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

We generated negative cash flow from operating activities for the period from inception (April 8, 1998) through May 31, 2005. We realized negative cash flow of $778,332 from operating activities for the twelve months ending May 31, 2005 compared to negative cash flow of $766,609 from operating activities for the year ended May 31, 2004.

ITEM  7.     FINANCIAL  STATEMENTS

Williams & Webster, P.S.
Certified Public Accountants & Business Consultants

Board of Directors
Elgrande International, Inc.
Vancouver, BC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Elgrande International, Inc. as of May 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elgrande International, Inc. as of May 31, 2005 and 2004, and the consolidated results of its operations and comprehensive income (loss), stockholders' deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 29, 2005

Members of Private Companies Practice Section, SEC Practice Section, AICPA and WSCPA
Bank of America Financial Center • 601 W. Riverside, Suite 1940 • Spokane, WA 99201
Phone (509) 838-5111 • Fax (509) 838-5114 • www.williams-webster.com

ELGRANDE INTERNATIONAL, INC.
(Formerly known as Elgrande.com, Inc.)
CONSOLIDATED BALANCE SHEETS
	May 31,	May 31,
A S S E T S	2005	2004
CURRENT ASSETS
Cash	$7,918	$96,874
Accounts receivable	163,671	198,195
Prepaid inventory	-	7,845
Inventory	256,898	293,714
Employee expense advances	2,884	2,365
GST tax refundable	6,999	33,992
TOTAL CURRENT ASSETS	438,370	632,985
PROPERTY AND EQUIPMENT, NET	1,950	22,769
OTHER ASSETS
Software, net	46,596	48,457
Deposits	33,062	31,421
TOTAL OTHER ASSETS	79,658	79,878
TOTAL ASSETS	$564,624	$735,632

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y ( D E F I C I T )
CURRENT LIABILITIES
Accounts payable	$282,740	$222,010
Accrued liabilities	240,759	791,473
Accrued interest	35,143	37,277
Debentures	35,000	55,727
Loans payable	766,590	18,359
Debentures and loans payable, related parties	249,839	178,262
TOTAL CURRENT LIABILITIES	1,610,071	1,303,108

COMMITMENTS AND CONTINGENCIES	126,710	170,992

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized,
$.001 par value; 23,439,667 and 16,959,600 shares
issued and outstanding, respectively	23,439	16,959
Additional paid-in capital	9,270,157	8,831,216
Accumulated deficit	(10,468,749)	(9,577,395)
Accumulated other comprehensive income (loss)	2,996	(9,248)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,172,157)	(738,468)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$564,624	$735,632

The accompanying notes are an integral part of these financial statements.

ELGRANDE INTERNATIONAL, INC.
(Formerly known as Elgrande.com, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Year Ended May 31,	Year Ended May 31,
	2005	2004
R E V E N U E S	$1,040,306	$1,080,907

COST OF REVENUES	669,861	713,510

GROSS PROFIT	370,445	367,397

E X P E N S E S
Consulting fees	168,018	149,891
Legal and professional fees	103,116	87,944
Salaries	428,976	492,684
Depreciation and amortization	28,962	99,241
Office and administration	123,107	316,655
Travel and entertainment	37,309	89,475
Selling expense	270,410	384,012
Rent	79,969	69,808
Foreign exchange transactions (gain) loss	(33,996)	11,937
TOTAL OPERATING EXPENSES	1,205,871	1,701,647

LOSS FROM OPERATIONS	(835,426)	(1,334,250)

OTHER INCOME (EXPENSE)
Debt forgiveness	29,777	236,770
Interest income	38	77
Interest expense	(85,743)	(134,374)
TOTAL OTHER INCOME (EXPENSE)	(55,928)	102,473

NET LOSS	(891,354)	(1,231,777)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain (loss)	12,244	(3,253)
COMPREHENSIVE LOSS	$(879,110)	$(1,235,030)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.05)	$(0.12)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	17,675,422	10,500,640

The accompanying notes are an integral part of these financial statements.

ELGRANDE INTERNATIONAL, INC.
(Formerly known as Elgrande.com, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
					Accumulated	Total
	Common Stock				Other	Stockholders'
	Number		Additional	Accumulated	Comprehensive	Equity
	of Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	(Deficit)
Balance, May 31, 2003	3,540,283	$3,540	$6,608,089	$(8,345,618)	$(5,995)	$(1,739,984)
Stock issued for debt and interest at an average of
$0.31 per share	4,354,181	4,354	1,366,991	-	-	1,371,345

Stock issued for accrued expenses at an average of
$0.16 per share	1,480,489	1,480	239,280	-	-	240,760

Stock issued for conversion of debentures at an average
of $.14 per share	308,333	308	42,192	-	-	42,500

Stock issued for services at an average of $0.31 per share	122,184	122	37,210	-	-	37,332

Stock rescinded	(35,000)	(35)	35	-	-	-

Stock issued for cash at $0.08 per share less
$233,386 for issuance costs	7,189,089	7,190	537,420	-	-	544,610

Warrants expired	-	-	-	-	-	-

Options expired	-	-	-	-	-	-

Miscellaneous stock adjustment for reverse split	41	-	-	-	-

Net loss for the year ended May 31, 2004	-	-	-	(1,231,777)	-	(1,231,777)

Foreign currency translation gain (loss)	-	-	-	-	(3,253)	(3,253)
Balance, May 31, 2004	16,959,600	16,959	8,831,216	(9,577,395)	(9,248)	(738,468)
Stock issued for services at an average of $0.07
per share	136,143	136	9,607	-	-	9,743

Stock issued for compensation at an average of
$0.05 per share	138,125	138	6,996	-	-	7,134

Stock issued for debt and interest at an average of
$0.07 per share	6,205,799	6,205	422,339	-	-	428,544

Net loss for the year ended May 31, 2005	-	-	-	(891,354)	-	(891,354)

Foreign currency translation gain (loss)	-	-	-	-	12,244	12,244
Balance, May 31, 2005	23,439,667	$23,439	$9,270,158	$(10,468,749)	$2,996	$(1,172,157)

The accompanying notes are an integral part of these financial statements.

ELGRANDE INTERNATIONAL, INC.
(Formerly known as Elgrande.com, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOW
	Year Ended May 31,	Year Ended May 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(891,354)	$(1,231,777)
Adjustments to reconcile net loss
to net cash used by operating activities:
Services paid by issuance of common stock	9,743	37,332
Stock issued for interest expense	17,521	-
Depreciation and amortization	28,962	99,241
Forgiveness of debt	(29,777)	(236,770)
Decrease (increase) in:
Accounts receivable	34,524	(104,277)
Prepaid expenses	(1,027)	5,987
Prepaid inventory	7,845	54,244
Inventory	36,816	(258,376)
Other assets	26,993	(19,912)
Accrued liabilities	(150,714)	715,265
Accounts payable	90,507	32,183
Commitments and contingencies	44,282	107,203
Increase (decrease) in:
Employee advance receivable	(519)	5,055
Accrued interest	(2,134)	27,993
Net cash used in operating activities	(778,332)	(766,609)
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	(14,412)	(19,973)
Software acquisition	(54,740)	(48,457)
Purchase of property and equipment	-	(27,193)
Net cash used in investing activities	(69,152)	(95,623)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans, related party, net	18,189	126,259
Proceeds from loans	733,919	427,103
Repayment of loans	-	(29,956)
Issuance of common stock for cash	-	544,609
Net cash provided by financing activities	752,108	941,756
Net increase (decrease) in cash	(95,376)	79,524
Foreign currency translation gain (loss)	6,420	(3,252)

Cash, beginning of period	96,874	20,602
Cash, end of period	$7,918	$96,874

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$-	$6,798
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued liabilities paid with stock	$-	$240,760
Debt converted to stock	$400,000	$1,423,845
Services paid by issuance of stock and options	$9,743	$37,332

The accompanying notes are an integral part of these financial statements.

ELGRANDE INTERNATIONAL, INC.

(Formerly known as Elgrande.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2005

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Elgrande International, Inc., (formerly known as Elgrande.com, Inc.) (hereinafter, “the Company”), was incorporated in April 1998 under the laws of the State of Nevada.  Through the year ended May 31, 2001, the Company was primarily involved in developing and marketing internet applications, specifically for books, software, audio and video media, and computer games.   During the year ended May 31, 2003, the Company changed its focus and now is operating the ShopEngine.net website which markets European designed giftware and home products.  In addition, the Company, doing business as European Sources Direct, has an exclusive distributorship for gift and tableware from a German glass company.  The Company maintains an office in Vancouver, British Columbia, Canada.

Elgrande International, Inc. formed a wholly owned subsidiary, Yaletown Marketing Corp., a British Columbia Corporation, to provide management and administrative services for the Company.  Yaletown Marketing was incorporated February 23, 1999 in Victoria, British Columbia, Canada.

In June 2002, the Company incorporated a German subsidiary, Elgrande Europe AG, to provide an operating presence in Europe.  The appropriate utilization of this subsidiary by the Company is still being determined.

The Company’s year-end is May 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Elgrande International, Inc. is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensations.”  This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123.  This statement does

ELGRANDE INTERNATIONAL, INC.

(Formerly known as Elgrande.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2005

not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has not yet determined the impact to its financial statements from the adoption of this statement.

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

Advertising and Marketing Expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. It also includes expenses related to trade shows and display racks supplied to customers. The Company expenses all advertising expenditures as incurred.  The Company’s advertising expenses were $270,410 and $384,012, for the years ended May 31, 2005 and 2004, respectively.

Bad Debts

The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions.  At May 31, 2005 and 2004, there was no allowance for doubtful accounts.  For the years ended May 31, 2005 and 2004  the Company did not record any bad debt expense.

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

ELGRANDE INTERNATIONAL, INC.

(Formerly known as Elgrande.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2005

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.  At May 31, 2005 and 2004, the Company did not have cash equivalents.

Compensated Absences

Employees of the Company are entitled to paid vacation, sick, and personal days off, depending on job classification, length of service, and other factors.  The Company accrues vacation expense throughout the year.  Accrued compensated absences as of May 31, 2005 and 2004 were approximately $27,177 and $12,000, respectively.

Costs Associated with Exit or Disposal Activities

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

ELGRANDE INTERNATIONAL, INC.

(Formerly known as Elgrande.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2005

At May 31, 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings per Share

The Company has adopted Statement of Financial Accounting Standards Statement  No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of common shares outstanding.  Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.  As of May 31, 2005, the Company had convertible debt of $185,000, which is included in debentures and related party loans payable and considered to be antidilutive.

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

As shown in the accompanying financial statements, at May 31, 2005 the Company has an accumulated deficit of $10,468,749, and current liabilities in excess of current assets by $1,171,701.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

An estimated $1.8 million in cash is believed necessary to continue the Company’s operations and increase development through the next fiscal year.  The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.  Management intends to seek new capital from new equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

ELGRANDE INTERNATIONAL, INC.

(Formerly known as Elgrande.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2005

Inventory

Inventories, consisting of products available for sale, are recorded using the first-in first-out method and valued at the lower of cost or market value.  Inventory at May 31, 2005 and 2004 consists of tableware for resale with a recorded cost of $256,898 and $293,714, respectively.

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

ELGRANDE INTERNATIONAL, INC.

(Formerly known as Elgrande.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2005

At May 31, 2005, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $2,900,000 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at May 31, 2005.  The significant components of the deferred tax asset at May 31, 2005 and May 31, 2004 were as follows:

	May 31, 2005	May 31, 2004
Net operating loss carry forward	$ 8,600,000	$ 7,800,000
Deferred tax asset	$ 2,900,000	$ 2,650,000
Deferred tax asset valuation allowance	(2,900,000)	(2,650,000)
Net deferred tax asset	$ -	$ -

At May 31, 2005, the Company has net operating loss carryforwards of approximately $8,600,000, which expire in the years 2019 through 2023.  The Company recognized approximately $65,232 of losses from issuance of restricted common stock and stock options for services in fiscal 2005 and 2004, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets.  The change in the allowance account from May 31, 2004 to May 31, 2005 was $250,000.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.  This reclassification principally consists of the reclassification of the fair market value of all outstanding options and warrants as paid-in capital instead of a separate caption on the balance sheets and statements of stockholders equity.  The reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Revenue and Cost Recognition

Revenues and costs from direct selling of merchandise are recognized at the time of sale of the Company’s products. The Company recognizes revenue for product sales when the products are shipped F.O.B. and title passed to customers.  Outbound shipping charges are included in net sales collected by the Company.  The Company currently provides no allowance for sales returns based on historical experience.

Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges and packaging supplies.

ELGRANDE INTERNATIONAL, INC.

(Formerly known as Elgrande.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2005

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (hereinafter “SFAS No. 109”).  This statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that opinion; however, included certain exceptions to that principle.  This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued.  During the year ended May 31, 2005, the Company adopted SFAS No. 153.  The Company has determined that there was no financial impact from the adoption of this statement.

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

Short-term Deposits

The Company’s principal product supplier required prepayment for products ordered.  The amount of $7,845 represents inventory ordered and prepaid but not received at May 31, 2004.

ELGRANDE INTERNATIONAL, INC.

(Formerly known as Elgrande.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2005

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property and equipment for purposes of computing depreciation are three to seven years. The following is a summary of property, equipment, and accumulated depreciation:

	May 31, 2005	May 31, 2004
Computer hardware	$109,740	$ 109,740
Furniture and fixtures	78,016	78,016
Subtotal	187,756	187,756
Less accumulated depreciation	(185,806)	(164,987)
Property and equipment - net	$ 1,950	$ 22,769

Depreciation expense for the year ended May 31, 2005 and 2005 was $20,819 and $22,086, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 – INTANGIBLE ASSETS

The Company adopted SOP 98-1 as amplified by EITF 00-2, “Accounting for Web Site Development Costs.”  In accordance with the adoption, the Company capitalized $545,645 in web site development costs, which is the contractual cost of data base software purchased from an independent software supplier.  No portion of this software was internally developed and, accordingly, there are no internal costs associated with this software which were charged to research and development.  Consistent with SOP 98-1, the costs of this software—which was purchased solely for internal use and will not be marketed externally—have been capitalized. Capitalized costs are amortized on the straight line basis over five years.  Amortization expense for the years ended May 31, 2005 and 2004 was $8,143 and $77,155, respectively.  At May 31, 2005, this software was fully amortized.

ELGRANDE INTERNATIONAL, INC.

(Formerly known as Elgrande.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2005

At May 31, 2005, the Company has capitalized an additional $54,740 for the development of an ERP system designed to integrate all departments and functions across the Company into a single computer system database, thereby allowing various departments to share information.  Amortization expense for the year ended May 31, 2005 was $12,144.  The Company amortizes this system using the straight line method over three years.

NOTE 5 – COMMON STOCK AND WARRANTS

During the year ended May 31, 2005, the Company issued 6,205,799 shares of common stock in payment of debt of $400,000 and interest of $17,521; 136,143 shares of common stock for services valued at $9,743 and 138,125 shares of common stock for compensation valued at $7,134.

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

During the years ended May 31, 2005 and 2004, all stock issued for other than cash was valued at the fair market value of the stock at the date of grant.

NOTE 6 – COMMON STOCK OPTIONS

During the year ended May 31, 2003 the Company’s board of directors approved the Elgrande.com Inc. 2003 Stock Option Plan.  This plan allows the Company to distribute up to 5,000,000 shares of common stock at a maximum offering price of $0.05 per share.

During the years ended May 31, 2005 and 2004, the Company did not issue any new common stock options.  Additionally, no options were exercised, and 30,000 options that were issued in 2002 vested during 2004.

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

ELGRANDE INTERNATIONAL, INC.

(Formerly known as Elgrande.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2005

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

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding June 1, 2003	3,640,000	$0.61
Expired	(1,119,000)	(0.11)

Options outstanding and exercisable at May 31, 2004	2,521,000	$0.83
Options outstanding and exercisable at May 31, 2005	2,521,000	$0.83

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

ELGRANDE INTERNATIONAL, INC.

(Formerly known as Elgrande.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2005

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

NOTE 7 – RELATED PARTIES

During the year ended May 31, 2005, one of the Company’s officers loaned the Company $144,836, which is uncollateralized, due on demand and bears no interest.  The Company repaid $126,647 of the $144,836 to its officer in cash during 2005.

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

During the years ending May 31, 2005 and 2004, the Company paid its officers and directors $9,720 and $18,660, respectively, in consulting fees.

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

ELGRANDE INTERNATIONAL, INC.

(Formerly known as Elgrande.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2005

Future minimum lease payments under this operating lease at May 31, 2005 for each of the next four years are:

2006	$42,950
2007	$43,611
2008	$46,915
2009	$ 7,930

Commitments

During July 2003, the Company agreed to issue up to $600,000 of common stock to Walther-Glas plus an option to purchase $200,000 of additional common stock shares for inventory of $400,000.  The accrued liability of $400,000 for inventory was converted to common shares in the year ended May 31, 2005.

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

NOTE 9 – CONCENTRATION OF CREDIT RISK

Cash

The Company maintains cash balances at two banks.  Accounts at each institution are insured by the Canadian Depository Insurance up to $60,000 in Canadian funds.  At May 31, 2005 and 2004, no account exceeded this limit.

Economic Dependency

During the fiscal year ended May 31, 2004, the Company expanded its product line but each individual product is supplied by its own supplier.  The Company currently purchases approximately 90% of its product line from one supplier.

NOTE 10 – NOTES AND DEBENTURES PAYABLE

Short-term Notes

During 2003 and 2002, amounts of $6,416 and $6,212 were loaned to the Company, respectively.  During 2004, the Company issued common stock for $12,628 of debt and paid additional debt of $29,956 in cash of which $14,574 was accrued interest.

Debentures

Three 12% convertible debentures were issued to private investors during the year ended May 31, 2004, in the amount of $42,500.  These debentures were converted to common stock at May 31, 2004.

ELGRANDE INTERNATIONAL, INC.

(Formerly known as Elgrande.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2005

During the years ended May 31, 2002 and 2001, the Company issued 12%, subordinated convertible debentures for a total of $172,042, of which $38,640 was to related parties.  The debentures matured on various dates beginning January 1, 2002 through May 2002 and pay simple interest quarterly.  The debentures are convertible to common stock at a conversion price equal to the average closing bid price for the five trading days immediately prior to the conversion date.  During the year ended May 31, 2002, all debenture holders signed an agreement to extend the terms of their debentures for one year.  During the year ended May 31, 2003, $11,925 was repaid in cash.  Subsequent to May 31, 2003, the Company negotiated the extension of all the debentures outstanding.  During the year ended May 31, 2004, an additional $158,262 in debentures were issued to a related party, $74,456 of debentures were paid with stock and $12,030 paid in cash.  During the year ended May 31, 2005, the Company issued stock of $26,710 and paid cash of $28,262 in payment of debentures to non-related parties.

During the year ended May 31, 2005, a private investor made loans to the Company in the aggregate amount of $745,108.  These loans have an interest rate of 12% per annum and are collateralized by all of the Company’s inventory and accounts receivable.  The note is convertible to 9,000,000 shares of common stock.

NOTE 11 – MERGER AGREEMENT

On October 31, 2003, the Company and Biscayne Bay Trading Corporation (“Biscayne Bay”, a Florida corporation, entered into a merger agreement.  Biscayne Bay was created to market and sell leading home décor and office furnishing products throughout the southeast United States.  The merger become effective October 31, 2003 and Biscayne Bay ceased to exist.

The Company issued 35,000 shares of its common stock in exchange for the outstanding shares of Biscayne Bay which equated to the aggregate fair market value of approximately $8,000 of Biscayne Bay at the time of merger.

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

Subsequent to the merger, the Company deposited 2,000,000 shares of the Company's common stock with an escrow agent as security for its performance under the Biscayne Bay agreement. An additional 6,500,000 shares were placed in escrow during the year ended May 31, 2004. If all the debentures are converted, the Company expects to receive approximately $885,000 in funding, the balance for the original Biscayne Bay agreement.

ELGRANDE INTERNATIONAL, INC.

(Formerly known as Elgrande.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2005

Under the above agreement the Company has issued $697,000 in convertible debentures.  These debentures bear an 8% interest rate and are discounted 11.5%.  The discount of $80,154 has been recorded as interest expense since the debentures were immediately converted to common stock.

NOTE 12 – DEBT FORGIVENESS

During the years ended May 31, 2005 and 2004, the Company recorded income of $29,777 and $236,770, respectively, from the Company’s vendors forgiving old accounts payable.  In accordance with Financial Accounting Standards Board No. 145, these gains are is included in other income in the Company’s statement of operations.

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

ITEM 8B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their ages as of August 26, 2005 are as follows:

NAME

AGE

POSITION

______________________________________________________________________________________

Michael  F.  Holloran

   58

President, CEO and Director

Murat Erbatur

   55

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We believe that during the fiscal year ended May 31, 2005, Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were satisfied.

Number

Transactions

Known Failures

Of late

Not Timely

To File a

Name and principal position

Reports

Reported

Required Form

______________________________________________________________________________________

Michael F. Holloran, President & CEO

0

0

0

Thomas A. Simons

0

0

0

ITEM  10.     EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual compensation for services in all capacities to us for the years ended May 31, 2005 and May 31, 2004:

SUMMARY COMPENSATION TABLE

Long-Term Compensation

                      Annual Compensation

          Awards

     Payouts

(a)

(b)

(c)

(d)

(e)

(f)

(g)

(h)

(i)

Name

Other

Restricted

Securities

and

Annual

Stock

Underlying

LTIP

All Other

Principal

Year

Salary

Bonus

Comp.

Awards(1)

Options/

Payouts

Comp.

Position                                                   ($)

 ($)

 ($)

($)

SARs(#)

($)

($)

Michael F. Holloran(1)

2005

$9,720

$0

$0

$0

-0-

$0

$0

President and Director

2004

$20,395

$0

$0

$58,731

-0-

$0

$0

_____________________

(1)    Mr. Holloran's annual contract amount of $120,000 is paid in combination of cash and stock.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No options/SARs were granted in the fiscal year ended May 31, 2005.

We have four Stock Option Plans. The 1998 Directors and Officers Stock Option Plan was adopted on September 23, 1998 and the 1999 Stock Option Plan was adopted on June 11, 1999. The purpose of the Plans is to advance the business and development of the Company and its shareholders by affording to our employees, directors and officers the opportunity to acquire a proprietary interest in the Company by the grant of Options to such persons under the Plan's terms. The 1998 Plan reserved 1,000,000 shares for grant or issuance upon the exercise of options granted under the plan. The 1999 Plan reserved 5,000,000 shares for grant or issuance upon the exercise of options granted under the plan. On January 11, 2002, the Board of Directors adopted the 2001 Stock Option Plan pursuant to which 3,000,000 shares are reserved for issuance to management and consultants.   On July 26, 2005, the Board adopted the 2005 Stock Option Plan, under which 6,000,000 shares of common stock are reserved for issuance to management and consultants.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

No officer or Director exercised any options in the fiscal year ended May 31, 2005.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of August 26, 2005, information concerning the beneficial ownership of the our Common Stock by (i) each person who is known by us to own beneficially more than 5% of our Common Stock, (ii) each of our directors and officers, and (iii) all of our directors and executive officers as a group.

Title of

Name and Address

Amount and Nature

 % of

Class

of Beneficial Owner

of Beneficial Ownership    Class

______________________________________________________________________________________

Common

Michael F. Holloran (1)

2,585,117     Direct

8.31%

Stock

c/o 1450 Kootenay St.

Vancouver, B.C. V5K 4R1

Thomas A. Simons (2)

13,335,864   Direct

33.67%

3685 Cameron Street

Vancouver, B.C. V6R 1A1

All officers and directors

as a Group (1 persons)

2,585,117     shares

8.31%

_____________________

(1) In addition to 2,085,117 shares owned directly, Mr. Holloran holds presently exercisable options to purchase 500,000 shares, at an exercise price of $0.10 per share, expiring July 2006.

(2) In addition to 4,335,864 shares owned directly, Mr. Simons holds a note presently convertible into 9,000,000 shares of common stock.

CHANGES IN CONTROL

There are no arrangements that may result in a change in control of the Registrant.

ITEM  12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our By-Laws include a provision regarding related party transactions which requires that each participant to such transaction identify all direct and indirect interests to be derived as a result of the Company's entering into the related transaction. A majority of the disinterested members of the board of directors must approve any related party transaction. We have an employment contract with Michael F. Holloran, our Chairman and CEO, providing for annual compensation of $120,000, and expiring on January 31, 2005.  This contract has been renewed for another year, expiring on January 31, 2006.

ITEM  13.     EXHIBITS

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

In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filings set forth below:

EXHIBIT

NUMBER

DESCRIPTION

Ex  3.1

Articles of Incorporation

3.1 in Form 10-SB dated  Feb 2, 1999

Ex  3.11

By-Laws

3.11 in Form 10-SB dated Feb 2, 1999

Ex   4.2

Form of 12% Convertible debenture

4.2 in Form 10-KSB dated Aug 21, 2001

Ex   4.3

Form of Stock Purchase Warrant

4.3 in Form 10-KSB dated Aug 21, 2001

Ex   4.4

Stock Purchase Agreement, between

4.4 in Form SB-2 dated May 17, 2002

Company and IFG Private Equity LLC

Ex   4.5

Commitment Warrant to IFG

4.5 in Form SB-2 dated May 17, 2002

Private Equity LLC

Ex   4.6

Registration Rights Agreement, between

4.6 in Form SB-2 dated May 17, 2002

Company and IFG Private Equity LLC

Ex   4.7

1998 Directors' & Officers' Stock Option Plan

99.1 in Form S-8 dated Feb 29, 1999

Ex   4.8

1999 Stock Option Plan

99.2 in Form S-8 dated Feb 29, 1999

Ex  4.9

2001 Stock Option Plan

4.7 in Form S-8 filed November 27, 2001

Ex  4.10

2003 Stock Option Plan

4.8 in Form S-8 filed October 25, 2002

Ex  4.11

2005 Stock Option Plan

4.8 in Form S-8 filed July 28, 2005

Ex  10.3

M. Page-Consulting Agreement

10.3 in Form 10-SB dated Feb 2, 1999

Ex  10.4

C. Parfitt-Consulting Agreement

10.4 in Form 10-SB dated Feb 2, 1999

Ex  10.6

Office lease dated Aug 27, 1998

10.6 in Form 10-SB dated Apr 21, 1999

Ex  10.7

Office lease dated Dec 22, 1998

10.7 in Form 10-SB  dated Apr 21, 1999

Ex  10.8

Wolnosc International-Consulting  Agreement

10.8 in Form 10-SB dated Aug 29, 2000

Ex  10.9

Office lease dated Jan 1, 2000

10.9 in Form 10-SB dated Aug 29, 2000

Ex  10.10

Capital Lease Agreement

10.10 in Form 10-SB dated Aug 29, 2000

Ex  10.11

Michael F. Holloran - Consulting Agreement

10.11 in Form 10-KSB dated Aug 21, 2001

Ex  10.12

Sublease Agreement of Company's

10.12 in Form 10-QSB dated Oct 15, 2001

offices dated August 7, 2

Ex  10.13

Addendum to the Sublease dated

10.13 in Form 10-QSB dated Oct 15, 2001

August 22, 2001

Ex  10.14

Paul Morford Consulting Agreement

10.14 in Form 10-QSB dated Oct 15, 2001

Ex  21

List of Subsidiaries

21 in Form 10-SB  dated Aug 29, 2000

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)

Audit related fees for 2004: $30,013

(2)

Audit related fees for 2005: $20,115

(3)

Tax fees for 2005: $3,012

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

Dated:  August 29, 2005

               Elgrande International, Inc.

               By:  /s/ Michael F. Holloran

                    -----------------------------

                    Michael F. Holloran,

                    President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 29, 2005.

     SIGNATURE                              CAPACITY

________________________________________________________________________

-

/s/  Murat Erbatur

_____________________                   Director

     Murat Erbatur