Form 10KSB/A
period 2005-05-31
ELGRANDE INTERNATIONAL, INC.
filed 2005-09-06
CIK 1073362

OMB APPROVAL
OMB Number: 3235-0042
Expires: December 31, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB /A

Amendment No. 1

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

213,726

  398,400

Travel and entertainment

     37,309

     89,475

1,250,517

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

Office and Administration

Office and administration costs were lower by 46% in the year ended May 31, 2005 compared to 2004 due to a variety of reasons.  Investor relations expenses were severely cut back during the year leading to a large drop in costs.  In the year ended 2004, we incurred several non-recurring expenses such as the specialized manufacturing of crates for efficient trade show transportation and infrastructure set up costs for our warehouse facilities.

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

Our financing activities for the year ended May 31, 2005 provided a net total of $803,413 ..  Cash at the end of the period was $7,918. As of August 26, 2005, we had cash of $5,000.

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

We generated negative cash flow from operating activities for the period from inception (April 8, 1998) through May 31, 2005. We realized negative cash flow of $828,710 from operating activities for the twelve months ending May 31, 2005 compared to negative cash flow of $766,609 from operating activities for the year ended May 31, 2004.

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
Phone (509) 838-5111 • Fax (509) 838-5114 • www.williams-webster.com

ELGRANDE INTERNATIONAL, INC.
(Formerly known as Elgrande.com, Inc.)
CONSOLIDATED BALANCE SHEETS
	May 31,	May 31,
A S S E T S	2005	2004
CURRENT ASSETS
Cash	$7,918	$96,874
Accounts receivable	163,671	198,195
Prepaid inventory	-	7,845
Inventory	256,898	293,714
Employee expense advances	2,884	2,365
GST tax refundable	6,999	33,992
TOTAL CURRENT ASSETS	438,370	632,985
PROPERTY AND EQUIPMENT, NET	1,950	22,769
OTHER ASSETS
Software, net	46,596	48,457
Deposits	33,062	31,421
TOTAL OTHER ASSETS	79,658	79,878
TOTAL ASSETS	$519,978	$735,632

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y ( D E F I C I T )
CURRENT LIABILITIES
Accounts payable	$282,740	$222,010
Accrued liabilities	240,759	791,473
Accrued interest	35,143	37,277
Debentures	35,000	55,727
Loans payable	766,590	18,359
Debentures and loans payable, related parties	249,839	178,262
TOTAL CURRENT LIABILITIES	1,610,071	1,303,108

COMMITMENTS AND CONTINGENCIES	126,710	170,992

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized,
$.001 par value; 23,439,667 and 16,959,600 shares
issued and outstanding, respectively	23,439	16,959
Additional paid-in capital	9,270,157	8,831,216
Accumulated deficit	(10,513,395)	(9,577,395)
Accumulated other comprehensive income (loss)	2,996	(9,248)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,216,802)	(738,468)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$519,979	$735,632

The accompanying notes are an integral part of these financial statements.

ELGRANDE INTERNATIONAL, INC.
(Formerly known as Elgrande.com, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Year Ended May 31,	Year Ended May 31,
	2005	2004
R E V E N U E S	$1,040,306	$1,080,907

COST OF REVENUES	669,861	713,510

GROSS PROFIT	370,445	367,397

E X P E N S E S
Consulting fees	168,018	149,891
Legal and professional fees	103,116	87,944
Salaries	428,976	492,684
Depreciation and amortization	28,962	99,241
Office and administration	123,107	316,655
Travel and entertainment	37,309	89,475
Selling expense	270,410	384,012
Rent	79,969	69,808
Foreign exchange transactions (gain) loss	10,650	11,937
TOTAL OPERATING EXPENSES	1,250,517	1,701,647

LOSS FROM OPERATIONS	(880,072)	(1,334,250)

OTHER INCOME (EXPENSE)
Debt forgiveness	29,777	236,770
Interest income	38	77
Interest expense	(85,743)	(134,374)
TOTAL OTHER INCOME (EXPENSE)	(55,928)	102,473

NET LOSS	(936,000)	(1,231,777)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain (loss)	12,244	(3,253)
COMPREHENSIVE LOSS	$(923,756)	$(1,235,030)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.05)	$(0.12)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	17,675,422	10,500,640

The accompanying notes are an integral part of these financial statements.

ELGRANDE INTERNATIONAL, INC.
(Formerly known as Elgrande.com, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
					Accumulated	Total
	Common Stock				Other	Stockholders'
	Number		Additional	Accumulated	Comprehensive	Equity
	of Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	(Deficit)
Balance, May 31, 2003	3,540,283	$3,540	$6,608,089	$(8,345,618)	$(5,995)	$(1,739,984)
Stock issued for debt and interest at an average of
$0.31 per share	4,354,181	4,354	1,366,991	-	-	1,371,345

Stock issued for accrued expenses at an average of
$0.16 per share	1,480,489	1,480	239,280	-	-	240,760

Stock issued for conversion of debentures at an average
of $.14 per share	308,333	308	42,192	-	-	42,500

Stock issued for services at an average of $0.31 per share	122,184	122	37,210	-	-	37,332

Stock rescinded	(35,000)	(35)	35	-	-	-

Stock issued for cash at $0.08 per share less
$233,386 for issuance costs	7,189,089	7,190	537,420	-	-	544,610

Warrants expired	-	-	-	-	-	-

Options expired	-	-	-	-	-	-

Miscellaneous stock adjustment for reverse split	41	-	-	-	-

Net loss for the year ended May 31, 2004	-	-	-	(1,231,777)	-	(1,231,777)

Foreign currency translation gain (loss)	-	-	-	-	(3,253)	(3,253)
Balance, May 31, 2004	16,959,600	16,959	8,831,216	(9,577,395)	(9,248)	(738,468)
Stock issued for services at an average of $0.07
per share	136,143	136	9,607	-	-	9,743

Stock issued for compensation at an average of
$0.05 per share	138,125	138	6,996	-	-	7,134

Stock issued for debt and interest at an average of
$0.07 per share	6,205,799	6,205	422,339	-	-	428,544

Net loss for the year ended May 31, 2005	-	-	-	(936,000)	-	(936,000)

Foreign currency translation gain (loss)	-	-	-	-	12,244	12,244
Balance, May 31, 2005	23,439,667	$23,439	$9,270,158	$(10,513,395)	$2,996	$(1,216,803)

The accompanying notes are an integral part of these financial statements.

ELGRANDE INTERNATIONAL, INC.
(Formerly known as Elgrande.com, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOW
	Year Ended May 31,	Year Ended May 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(936,000)	$(1,231,777)
Adjustments to reconcile net loss
to net cash used by operating activities:
Services paid by issuance of common stock	9,743	37,332
Stock issued for interest expense	17,521	-
Depreciation and amortization	28,962	99,241
Forgiveness of debt	(29,777)	(236,770)
Decrease (increase) in:
Accounts receivable	34,524	(104,277)
Prepaid expenses	(1,027)	5,987
Prepaid inventory	7,845	54,244
Inventory	36,816	(258,376)
Other assets	26,993	(19,912)
Accrued liabilities	(150,714)	715,265
Accounts payable	90,507	32,183
Commitments and contingencies	44,282	107,203
Increase (decrease) in:
Employee advance receivable	(519)	5,055
Accrued interest	(7,866)	27,993
Net cash used in operating activities	(828,710)	(766,609)
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	(14,412)	(19,973)
Software acquisition	(54,740)	(48,457)
Purchase of property and equipment	-	(27,193)
Net cash used in investing activities	(69,152)	(95,623)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans, related party, net	18,189	126,259
Proceeds from loans	733,919	427,103
Repayment of loans	(20,272)	(29,956)
Issuance of common stock for cash	-	544,609
Net cash provided by financing activities	803,413	941,756
Net increase (decrease) in cash	(94,449)	79,524
Foreign currency translation gain (loss)	5,493	(3,252)

Cash, beginning of period	96,874	20,602
Cash, end of period	$7,918	$96,874

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$-	$6,798
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued liabilities paid with stock	$-	$240,760
Debt converted to stock	$400,000	$1,423,845
Services paid by issuance of stock and options	$9,743	$37,332

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

As shown in the accompanying financial statements, at May 31, 2005 the Company has an accumulated deficit of $10,513,395 , and current liabilities in excess of current assets by $1,171,701.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 7 – RELATED PARTIES

During the year ended May 31, 2005, one of the Company’s officers loaned the Company $198,224 , which is uncollateralized, due on demand and bears no interest.  The Company repaid $126,647 of the $198,224 to its officer in cash during 2005.

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

The following Exhibits are filed by attachment to this Annual Report on Form 10-KSB /A :

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

Dated:  September 6, 2005

               Elgrande International, Inc.

               By:  /s/ Michael F. Holloran

                    -----------------------------

                    Michael F. Holloran,

                    President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 6, 2005.

     SIGNATURE                              CAPACITY

________________________________________________________________________

-

/s/  Murat Erbatur

_____________________                   Director

     Murat Erbatur