Form 10QSB
period 2005-08-31
ELGRANDE INTERNATIONAL, INC.
filed 2005-10-17
CIK 1073362

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended August 31, 2005

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

Yes ___  No _X_

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class

August 31, 2005

Common stock, $ 0.001 par value

     30,612,479

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

ELGRANDE INTERNATIONAL, INC.

FORM 10-QSB

For the Quarterly period ended August 31, 2005

TABLE OF CONTENTS

Page

PART  I

FINANCIAL INFORMATION

ITEM  I -

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3

Consolidated Balance Sheets as of

August 31, 2005 (Unaudited) and May 31, 2005

3

Consolidated Statements of Operations

for the Three Months ended August 31,

2005 and 2004 (Unaudited)

4

Consolidated Statements of Cash Flows

for the Three Months ended August 31, 2005

and 2004 (Unaudited)

5

Condensed Notes to Consolidated Interim Financial Statements

6

ITEM 2

MANAGEMENT'S  DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

10

ITEM 3

CONTROLS AND PROCEDURES

14

PART II

OTHER INFORMATION

ITEM 5

OTHER INFORMATION

14

ITEM 6

EXHIBITS

14

Signatures

15

Certifications    (filed as attachment)

ELGRANDE INTERNATIONAL, INC.

FORM 10-QSB

For the Quarterly period ended August 31, 2005

PART  I.  FINANCIAL  INFORMATION

Item 1 - Financial Statements

ELGRANDE INTERNATIONAL, INC.
(Formerly Known as Elgrande.com, Inc.)
CONSOLIDATED BALANCE SHEETS
	August 31,
	2005	May 31,
A S S E T S	(unaudited)	2005
CURRENT ASSETS
Cash	$10,456	$7,918
Accounts receivable	166,497	163,671
Prepaid inventory	21,819	-
Inventory	206,464	256,898
Employee expense advances	2,605	2,884
GST tax refundable	11,693	6,999
TOTAL CURRENT ASSETS	419,534	438,370

PROPERTY AND EQUIPMENT, NET	1,833	1,950

OTHER ASSETS
Software, net	43,976	46,596
Prepaid expenses	2,124	-
Deposits	31,331	33,062
TOTAL OTHER ASSETS	77,431	79,658

TOTAL ASSETS	$498,798	$519,978

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y ( D E F I C I T )
CURRENT LIABILITIES
Bank overdraft	$18,565	$-
Accounts payable	263,787	282,740
Accrued liabilities	284,923	240,759
Accrued interest	58,052	35,143
Debentures	35,000	35,000
Loans payable	866,053	766,590
Debentures and loans payable, related parties	295,594	249,839
TOTAL CURRENT LIABILITIES	1,803,409	1,610,071

COMMITMENTS AND CONTINGENCIES	128,174	126,710

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 500,000,000 shares authorized,
$0.001 par value; 23,439,667 shares
issued and outstanding	23,439	23,439
Additional paid-in capital	9,270,157	9,270,157
Accumulated deficit	(10,735,454)	(10,513,396)
Accumulated other comprehensive income (loss)	9,073	2,996
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,432,785)	(1,216,803)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$498,798	$519,978

See accompanying condensed notes.

ELGRANDE INTERNATIONAL, INC.
(Formerly Known as Elgrande.com, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Three Months	Three Months
	Ended	Ended
	August 31, 2005	August 31, 2004
	(unaudited)	(unaudited)
R E V E N U E S	$163,942	$291,470
COST OF REVENUES	150,759	135,509
GROSS PROFIT	13,183	155,961

E X P E N S E S
Consulting fees	38,240	16,555
Legal and professional fees	24,795	4,149
Salaries	96,112	140,419
Depreciation and amortization	2,737	9,386
Office and administration	10,349	88,127
Travel and entertainment	8,931	19,286
Advertising and marketing	24,058	97,085
Rent	27,078	16,966
Bad debts	1,172	1,774
TOTAL EXPENSES	233,472	393,747

LOSS FROM OPERATIONS	(220,289)	(237,786)

OTHER INCOME (EXPENSE)
Non-operating income	5,384	9,251
Interest income	23	3
Interest expense	(7,176)	(5,258)
TOTAL OTHER INCOME (EXPENSE)	(1,769)	3,996
LOSS BEFORE TAXES	(222,058)	(233,790)

INCOME TAX EXPENSE	-	-

NET LOSS	(222,058)	(233,790)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	6,077	(247)
COMPREHENSIVE LOSS	$(215,981)	$(234,037)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING	23,439,667	16,959,600

See accompanying condensed notes.

ELGRANDE INTERNATIONAL, INC.
(Formerly Known as Elgrande.com, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(222,058)	$(233,790)
Adjustments to reconcile net loss
to net cash used by operating activities:
Services paid by issuance of common stock and options	-	2,423
Allowance for bad debts	1,172	1,774
Depreciation and amortization	2,737	9,386
Commitments and contingencies	1,464	12,699
Decrease (increase) in:
Accounts receivable	(3,998)	80,042
Prepaid expenses	(2,124)	(5,419)
Prepaid inventory	(21,819)	(3,419)
Inventory	50,434	6,602
GST tax refundable	279	33,992
Employee advance receivable	4,694	(4,763)
Increase (decrease) in:
Bank overdraft	18,565	-
Accrued interest	22,909	(37,277)
Accrued liabilities	44,164	(272,619)
Accounts payable	(18,953)	154,686
Net cash used in operating activities	(122,534)	(255,683)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	1,731	(1,715)
Purchase of property and equipment	-	2,440
Net cash used in investing activities	1,731	725

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	99,463	280,613
Proceeds from loans, related party	78,364	-
Repayment of loans	(32,609)	(55,727)
Net cash provided by financing activities	145,218	224,886

Net increase (decrease) in cash	24,415	(30,072)

Foreign currency translation gain (loss)	(21,877)	(247)

Cash, beginning of period	7,918	96,874
Cash, end of period	$10,456	$66,555

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$-	$5,258
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock and options	$-	$2,423

See accompanying condensed notes.

ELGRANDE INTERNATIONAL, INC.

(Formerly Known as Elgrande.com, Inc.)

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2005

______________________________________________________________________________________________

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended May 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At August 31, 2005, the Company has a working capital deficit of approximately $1,383,875, an accumulated deficit of approximately $10,735,454 and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue and Cost Recognition

The Company recognizes revenue for product sales when products are shipped and title passes to customers. Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, and packaging supplies.

Accounts Receivable

The Company carries its accounts receivable at net realizable value.  The Company is in the process of developing a policy for recognizing doubtful accounts.  The Company's policy is to accrue interest on trade receivables 30 days after invoice date. A receivable is considered past due if the Company does not receive payment within 30 days.

Inventories

Inventory at August 31, 2005 consists of a variety of home-décor products.  Inventories are recorded using the specific identification method and valued at the lower of cost or market value. Inventory consisting of manufactured products is recorded using the first in first out method and valued at the lower of cost or market value.

ELGRANDE INTERNATIONAL, INC.

(Formerly Known as Elgrande.com, Inc.)

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2005

______________________________________________________________________________________________

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

ELGRANDE INTERNATIONAL, INC.

(Formerly Known as Elgrande.com, Inc.)

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2005

______________________________________________________________________________________________

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). Statement of Financial Accounting Standards No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. Statement of Financial Accounting Standards No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe the adoption of this statement will have any impact on the Company.

NOTE 3 - COMMON STOCK AND WARRANTS

During the three months ended August 31, 2005, the Company did not issue any common stock.

NOTE 4 - STOCK OPTIONS

During the three months ended August 31, 2005, the Company’s board of directors approved the Elgrande International, Inc. 2005 Stock Option Plan. The Company may issue up to 6,000,000 common stock options with a maximum per share price of $0.03.

During the fiscal year ended May 31, 2003, the Company’s board of directors approved the Elgrande.com, Inc. 2003 Stock Options Plan. The Company may issue up to 5,000,000 common stock options with a maximum per share price of $0.05.

During the year ended May 31, 2005 and during three months ended August 31, 2005, the Company did not issue any stock options under either plan.

The following is a summary of stock option activity:

	Number of Weighted Average Shares	Exercise Price
Outstanding June 1, 2003	3,640,000	$ 0.61
Expired	(1,119,000)	$(0.11)
Options outstanding at May 31, 2004	2,521,000	$0.83
Expired	-	-
Options outstanding at May 31, 2005	2,521,000	$0.83
Expired	-	-
Options outstanding and exercisable at August 31, 2005	2,521,000	$ 0.83

NOTE 5 - NOTES AND DEBENTURES PAYABLE

Short-term Notes

During the three months ended August 31, 2005, the Company's officers loaned the Company $78,364 to fund continuing operations.

ELGRANDE INTERNATIONAL, INC.

(Formerly Known as Elgrande.com, Inc.)

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2005

______________________________________________________________________________________________

NOTE 6 - INVESTMENT IN EUROPEAN SUBSIDIARY

In the quarter ended August 31, 2002, the Company invested $100,000 in its wholly owned European subsidiary, Elgrande Europe AG, stock of which has a par value of one euro. The subsidiary was created to provide an operating presence in Europe.

At August 31, 2004, there was no sales activity recorded in the European company. Elgrande Europe AG has been consolidated in these financial statements.

NOTE 7 – INVESTMENT IN BISCAYNE BAY TRADING CORPORATION

In the quarter ended November 30, 2003, the Company acquired Biscayne Bay Trading Corporation for 35,000 shares of restricted common stock. Approximately 1.3 million shares are held in escrow for future borrowings for debenture agreements.

ELGRANDE INTERNATIONAL, INC.

FORM 10-QSB

For the Quarterly period ended August 31, 2005

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

RESULTS OF OPERATIONS

Comparison of the three months ended August 31, 2005 and August 31, 2004.

In November 2002 we launched our wholesale division, European Sources Direct (ESD). Since then, we have established wholesale sales representation in key U.S. and Canadian regional giftware and home décor wholesale centers. We have secured certain exclusive corporate and wholesale distribution rights for products within the USA, Canada and Mexico.

For the quarter ended August 31, 2005, we had revenues of $163,942 versus $291,470 for the same period ending last year. This decrease in revenues is primarily due to a local container strike that delayed the receipt of our products from Germany and adversely affected our ability to fulfill orders to our customers.

For the quarter ended August 31, 2005, cost of revenues increased to $150,759. This represents the cost of inventory sold and the corresponding freight-in charges of importing products.

For the quarter ended August 31, 2005, gross profit was $13,183, or 8% versus $155,961 for the same period ending last year.

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

ELGRANDE INTERNATIONAL, INC.

FORM 10-QSB

For the Quarterly period ended August 31, 2005

CHANGES IN FINANCIAL CONDITION

A summary of expenses for the three months ended August 31, 2005 compared to the period ended August 31, 2004 is as follows:

       2005

       2004

Consulting

$   38,240

$  16,555

Selling expense

24,058

97,085

Legal and other

24,795

4,149

Salaries

96,112

140,419

Depreciation and amortization

2,737

9,386

Office and administration

38,599

106,867

Travel and entertainment

8,931

19,286

________

________

$233,472

$393,747

=======

=======

There were some changes in our financial condition. Significant changes that warrant discussion include:

Selling Expenses

Our Advertising and Marketing expenses are significantly lower in the quarter ended August 31, 2005 primarily due to the fact that our product lines are now well established within the market place. We minimized our involvement in new marketing contracts and instead concentrated on building upon the foundation we had created.  As well, in 2004, we have to incur costs to supply samples to our showrooms located at select sales agencies across North America which was not necessary this quarter.

Salaries

The significant decrease in salaries expense by 30% over last year reflects adjustments made to policies and procedures to increase our internal efficiency and create an improved balance between our staffing levels and our growth volume.

Office and Administration

Office and administration costs were lower by 60% in the quarter ended August 31st, 2005 compared to 2004 due to a variety of reasons. Investor relations expenses were severely cut back leading to a plunge of $24,000 in costs. As well, because we now have a solid customer base with established credit history, our collections administration costs have been reduced by 32%.

Travel and Entertainment

In the year ended August 31, 2005, we cut our travel and entertainment costs by being selective in the trade shows we attended. We also limited our representation at these trade shows, further cutting back travel costs.

Management is currently investigating other ways to improve its business administration. This may involve additional investments in information technology to create efficiencies.

ELGRANDE INTERNATIONAL, INC.

FORM 10-QSB

For the Quarterly period ended August 31, 2005

LIQUIDITY AND CAPITAL RESOURCES

TRENDS LIKELY TO HAVE A MATERIAL IMPACT ON SHORT & LONG TERM LIQUIDITY THE

SUCCESS OF THE WHOLESALE LINE

In the previous fiscal year, we established relationships with a network of sixteen wholesale marketing agencies and representatives covering the North American market. In the last fiscal quarter, we added two marketing agencies in Canada. With exclusive distribution rights with our principal supplier and having established North American sales representation, we believe that revenues will continue to grow to reach its full potential. This will position us to be cash flow positive, self-sustaining and ultimately, profitable.

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

ELGRANDE INTERNATIONAL, INC.

FORM 10-QSB

For the Quarterly period ended August 31, 2005

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

We generated negative cash flow from operating activities for the period from inception (April 8, 1998) through August 31, 2005. We realized negative cash flow of $122,534 from operating activities for the three months ending August 31, 2005 compared to negative cash flow of $255,683 from operating activities for the three months ending August 31, 2004.

INVESTING ACTIVITIES

Investing activities for the period from inception through August 31, 2005 consisted primarily of the purchase of inventory and soft costs associated with the development of our wholesale activities.

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

Our financing activities for the quarter ended August 31, 2005 provided a net total of $145,218. Cash at the end of the period was $10,456.

ELGRANDE INTERNATIONAL, INC.

FORM 10-QSB

For the Quarterly period ended August 31, 2005

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

PART II. OTHER INFORMATION.

ITEM 5.  OTHER INFORMATION

The Company did not file any reports on Form 8-K during the quarter ended August 31, 2005.

ITEM  6.  EXHIBITS.

No.

Description

---------------

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

Dated:  October 17, 2005

15