Form 10QSB
period 2005-11-30
ELGRANDE INTERNATIONAL, INC.
filed 2006-01-17
CIK 1073362

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended November 30, 2005

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

Yes ___ No   X

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class

November 30, 2005

Common stock, $ 0.001 par value

   35,012,479

Transitional Small Business Disclosure format (check one): Yes [ ] No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

ELGRANDE.COM, INC.

FORM 10-QSB

For the Quarterly period ended November 30, 2005

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

3

ITEM 1

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of

November 30, 2005 (Unaudited) and May 31, 2005

3

Consolidated Statements of Operations for the Three Months and Six Months

ended November 30, 2005 and 2004 (Unaudited)

4

Consolidated Statements of Cash Flows for the Six Months ended

November 30, 2005 and 2004 (Unaudited)

5

Condensed Notes to Consolidated Interim Financial Statements

6

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

10

ITEM 3

CONTROLS AND PROCEDURES

14

PART II.

OTHER INFORMATION

15

Signatures

16

Certifications  (filed as attachment)

ELGRANDE.COM, INC.

FORM 10-QSB

For the Quarterly period ended November 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ELGRANDE.COM INC.
CONSOLIDATED BALANCE SHEETS
	November 30,
	2005	May 31,
A S S E T S	(Unaudited)	2005
CURRENT ASSETS
Cash	$27,690	$7,918
Accounts receivable	147,774	163,671
Inventory	116,538	256,898
Employee expense advances	4,774	2,884
GST tax refundable	12,904	6,999
TOTAL CURRENT ASSETS	309,680	438,370

PROPERTY AND EQUIPMENT, NET	1,716	1,950

OTHER ASSETS
Software, net	41,356	46,596
Deposits	31,722	33,062
TOTAL OTHER ASSETS	73,078	79,658

TOTAL ASSETS	$384,474	$519,978

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y ( D E F I C I T )
CURRENT LIABILITIES
Bank overdraft	$44,867	$-
Accounts payable	274,739	282,740
Accrued liabilities	319,246	240,759
Accrued interest	65,048	35,143
Debentures	35,000	35,000
Loans payable	869,554	766,590
Debentures and loans payable, related parties	314,016	249,839
TOTAL CURRENT LIABILITIES	1,922,470	1,610,071

COMMITMENTS AND CONTINGENCIES	128,719	126,710

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 500,000,000 shares authorized,
$.001 par value; 23,439,667 shares
issued and outstanding, respectively	23,439	23,439
Additional paid-in capital	9,270,157	9,270,157
Accumulated deficit	(10,929,280)	(10,513,395)
Accumulated other comprehensive income (loss)	(31,031)	2,996
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,666,715)	(1,216,803)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$384,474	$519,978

See accompanying condensed notes.

ELGRANDE.COM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months		Three Months	Six Months	Six Months
	Ended		Ended	Ended	Ended
	November 30,		November 30,	November 30,	November 30,
	2005		2004	2005	2004
	(unaudited)		(unaudited)	(unaudited)	(unaudited)

R E V E N U E S	$159,282		$344,011	$328,608	$635,481
	159,282		344,011	328,608	635,481

COST OF REVENUES	80,924		203,262	231,683	338,771

GROSS PROFIT (LOSS)	78,358		140,749	96,925	296,710

E X P E N S E S
Consulting fees	41,168		41,317	79,408	92,021
Selling expense	35,512		18,714	59,570	153,825
Salaries	73,282		121,592	169,394	292,011
Depreciation and amortization	2,737		24,018	5,474	33,404
Office and administration	88,024		14,024	181,885	42,151
TOTAL OPERATING EXPENSES	240,723		219,665	495,731	613,412

LOSS FROM OPERATIONS	(162,365)		(78,916)	(398,806)	(316,702)

OTHER INCOME (EXPENSE)
Interest income	28		5	51	8
Interest expense	(9,774)		(4,991)	(16,950)	(10,249)
Other income (expense)	-		-	(180)	-
TOTAL OTHER INCOME (EXPENSE)	(9,746)		(4,986)	(17,079)	(10,241)

NET LOSS	(172,111)		(83,902)	(415,885)	(326,943)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	(40,104)		208,130	(34,027)	208,377

COMPREHENSIVE LOSS	$(212,215)		$124,228	$(449,912)	$(118,566)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$	nil	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	23,439,667		17,054,295	23,439,667	17,027,281

See accompanying condensed notes.

ELGRANDE.COM INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(415,885)	$(326,943)
Adjustments to reconcile net loss
to net cash used by operating activities:
Services paid by issuance of common stock and options	-	9,741
Depreciation and amortization	5,474	33,404
Bad debt expense	-	1,774
Increase in:
Accounts receivable	15,897	4,915
Inventory	140,360	(64,910)
Employee advance receivable	(1,890)	352
Other assets	-	26,742
GST tax refundable	(5,905)
Accrued liabilities	78,487	(247,718)
Accrued interest	29,905	(23,883)
Accounts payable	(8,001)	94,406
Net cash used in operating activities	(161,558)	(492,120)

Cash flows from investing activities:
Deposits	1,340	(5,399)
Purchase of software	-	(106,350)
Net cash used in investing activities	1,340	(111,749)

Cash flows from financing activities:
Bank overdraft	44,867	-
Proceeds from loans	101,551	495,108
Proceeds from loans, related party	98,898	32,504
Repayment of loans	(19,790)	(10,000)
Net cash provided by financing activities	180,659	517,612

Net increase (decrease) in cash	20,441	(86,257)

Foreign currency translation gain (loss)	(669)	9,685

Cash, beginning of period	7,918	96,874
Cash, end of period	$27,690	$20,302
	-
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$-	$4,423
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock and options	$-	$9,741
Warrants issued for financing fees	$-	$-
Stock issued for debt	$-	$-

See accompanying condensed notes.

ELGRANDE INTERNATIONAL, INC.

(Formerly Known as Elgrande.com, Inc.)

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

November 30 2005

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At November 30, 2005, the Company has a working capital deficit of approximately $1,612,790, an accumulated deficit of $10,929,280 and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

November 30 2005

Accounts Receivable

The Company carries its accounts receivable at net realizable value.  The Company is in the process of developing a policy for recognizing doubtful accounts.  The Company's policy is to accrue interest on trade receivables 30 days after invoice date. A receivable is considered past due if the Company does not receive payment within 30 days.

Inventories

Inventory at November 30, 2005 consists of a variety of home-décor products.  Inventories are recorded using the specific identification method and valued at the lower of cost or market value. Inventory consisting of manufactured products is recorded using the first in first out method and valued at the lower of cost or market value.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards (“SFAS, No. 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections.  SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005.  The Company does not expect SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensation.”  This statement supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement does not change the accounting guidance for share based payment

ELGRANDE INTERNATIONAL, INC.

(Formerly Known as Elgrande.com, Inc.)

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

November 30 2005

transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R).  This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” Management believes the adoption of this statement will have no impact on the financial statements of the Company. The Company previously adopted Statement of Financial Accounting Standard No. 123.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

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

NOTE 3 - COMMON STOCK AND WARRANTS

During the six months ended November 30, 2005, the Company did not issue any common stock.

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

ELGRANDE INTERNATIONAL, INC.

(Formerly Known as Elgrande.com, Inc.)

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

November 30 2005

During the year ended May 31, 2005 and during six months ended November 30, 2005, the Company did not issue any stock options under either plan.

The following is a summary of stock option activity:

	Shares Under Options	Exercise Price
Outstanding June 1, 2003	3,640,000	$ 0.61
Expired	(1,119,000)	(0.11)
Options outstanding at May 31, 2004	2,521,000	0.83
Expired	-	-
Options outstanding at May 31, 2005	2,521,000	0.83
Expired	-	-
Options outstanding and exercisable at November 30, 2005	2,521,000	$ 0.83

NOTE 5 - NOTES AND DEBENTURES PAYABLE

Short-term Notes

During the six months ended November 30, 2005, the Company's officers loaned the Company $98,898 to fund continuing operations.

NOTE 6 – SUBSEQUENT EVENTS

On December 7, 2005, the Company executed a securities purchase agreement with certain accredited investors. Under the agreement, the Company agreed to sell its convertible debentures due three years from the final closing date.  The principal amount of up to $600,000 bearing interest at the rate of 6% per annum and is convertible into shares of the Company’s common stock at a conversion price for each share of common stock equal to 75% of the lowest closing bid price per share of the common stock for the fifteen trading days immediately preceding the date of conversion.

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

RESULTS OF OPERATIONS

Comparison of the six months ended November 30, 2005 and November 30, 2004.

In November 2002 we launched our wholesale division, European Sources Direct (ESD). Since then, we have established wholesale sales representation in key U.S. and Canadian regional giftware and home décor wholesale centers. We have secured certain exclusive corporate and wholesale distribution rights for products within the USA, Canada and Mexico.

For the six months ended November 30, 2005, we had revenues of $328,608 versus $635,481 for the same period ending last year. This decrease in revenues is primarily due to a local container strike that delayed the receipt of our products from Germany and adversely affected our ability to fulfill orders to our customers.

For the six months ended November 30, 2005, cost of revenues reduced to $231,683. This represents the cost of inventory sold and the corresponding freight-in charges of importing products.

For the six months ended November 30, 2005, gross profit was $96,925 or 29% of revenue compared to $296,710 or 46% of revenue for the same period ending last year.

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

CHANGES IN FINANCIAL CONDITION

A summary of expenses for the six months ended November 30, 2005 compared to the period ended November 30, 2004 is as follows:

    2005

     2004

Consulting

$  79,408

$ 92,021

Selling expense

59,570

153,825

Salaries

169,394

292,011

Depreciation and amortization

5,474

33,404

Office and administration

181,885

42,151

------------

------------

$495,731

$613,412

=======

=======

There were some changes in our financial condition. Significant changes that warrant discussion include:

Selling Expenses

Our Advertising and Marketing expenses are significantly lower in the six months ended November 30, 2005 primarily due to the fact that our product lines are now well established in the market place. We minimized our involvement in new marketing contacts and instead concentrated on building on the foundation we had created. As well, in 2005, we have to incur costs to supply samples to our showrooms located at select sales agencies across North America.

Salaries

The significant decrease in salaries expense by 42% over last year reflects adjustments made to policies and procedures to increase our internal efficiency and create an improved balance between our staffing and our level of growth.

Office and Administration

Office and administration costs were increased significantly in the six months ended November 30, 2005 compared to 2004 due mainly to the adjustment of the fluctuation of foreign exchange rates. Investor relations expenses were severely cut back leading to a reduction of $28,000 in costs. As well, because we now have a solid customer base with established credit history, our collections administration costs have been reduced by 32%.

Travel and Entertainment

In the six months ended November 30, 2005, we cut our travel and entertainment costs by being selective in the trade shows we attended. We also limited our representation at these trade shows, further cutting back travel costs.

Management is currently investigating other ways to improve its business administration. This may involve additional investments in information technology to create efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

TRENDS LIKELY TO HAVE A MATERIAL IMPACT ON SHORT & LONG TERM LIQUIDITY THE SUCCESS OF THE WHOLESALE LINE

In the previous fiscal year, we established relationships with a network of 16 wholesale marketing agencies and representatives covering the North American market. We have added two marketing agencies in Canada. With exclusive distribution rights with our principal supplier and having established North American sales representation, we believe that revenues will continue to grow to reach its full potential. This will position us to be cash flow positive, self-sustaining and ultimately, profitable.

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

We generated negative cash flow from operating activities for the period from inception (April 8, 1998) through November 30, 2005. We realized negative cash flow of $161,558 from operating activities for the six months ending November 30, 2005 compared to negative cash flow of $492,120 from operating activities for the six months ending November 30, 2004.

INVESTING ACTIVITIES

Investing activities for the period from inception through November 30, 2005 consisted primarily of the purchase of inventory and soft costs associated with the development of our wholesale activities.

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

During the six months ending November 30, 2003, we underwent capital restructuring. Since then we have been engaged in a turnaround process that entailed shifting the business focus to importing and wholesale distribution in the giftware and home decor sector. This transition has been extremely successful as evidenced by our increasing sales and revenue. Our Board and management have been focused on carefully examining ways and means of continuing to move ahead. This process included speaking with key suppliers, large customers and potential funding sources. By August 2003, it had become clear that capital restructuring was a necessary step to allow the expansion of its product base, to sign large customers, to improve its due diligence profile with key account customers and suppliers, and to conclude negotiations for the funding necessary to support and grow the business. Upon reviewing these facts and on the advice of counsel, the Board decided that it was in our long-term best interest and the best interests of our shareholders to effectuate a change in our capital structure, and thereby provide us with a more stable base to build upon. In August 2003 we effected a 10 for 1 reverse split of our common stock.

Our financing activities for the six months ended November 30, 2005 provided a net total of $180,659. Cash at the end of the period was $27,690.

Subsequent to the close of our fiscal quarter ended November 30, 2005, we executed a securities purchase agreement dated as of December 7, 2005 (the "Purchase Agreement") with certain institutional and accredited investors under which we agreed to sell to these investors our convertible Debentures due three years from the final Closing Date under the Purchase Agreement in the aggregate principal amount of up to

$600,000 bearing interest at the rate of 6% per annum and convertible into shares of our Common Stock at a conversion price for each share of Common Stock equal to 75% of the lowest closing bid price per share (as reported by Bloomberg, LP) of our Common Stock for the fifteen trading days immediately preceding the date of conversion. On December 7, 2005, we completed the sale of an aggregate of $430,000 in Debentures under the Purchase Agreement which resulted in net proceeds to us of $309,600.

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

PART II. OTHER INFORMATION.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six month period ended November 30, 2005 the Company did not issue any stock:

ITEM 6. EXHIBITS.

No.                     Description

----------------    ----------------------------------------------------------

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

Dated: January 17, 2006

16