Form 10QSB/A
period 2005-11-30
ELGRANDE INTERNATIONAL, INC.
filed 2006-02-01
CIK 1073362

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB /A

(Amendment No. 1)

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

January 16 , 2005

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

Certifications  (filed as attachment)

ELGRANDE.COM, INC.

FORM 10-QSB

For the Quarterly period ended November 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ELGRANDE.COM INC.
CONSOLIDATED BALANCE SHEETS
	November 30,
	2005	May 31,
A S S E T S	(Unaudited)	2005
CURRENT ASSETS
Cash	$27,690	$7,918
Accounts receivable	147,774	163,671
Inventory	116,538	256,898
Employee expense advances	4,774	2,884
GST tax refundable	12,904	6,999
TOTAL CURRENT ASSETS	309,680	438,370

PROPERTY AND EQUIPMENT, NET	1,716	1,950

OTHER ASSETS
Software, net	41,356	46,596
Deposits	31,722	33,062
TOTAL OTHER ASSETS	73,078	79,658

TOTAL ASSETS	$384,474	$519,978

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y ( D E F I C I T )
CURRENT LIABILITIES
Bank overdraft	$44,867	$-
Accounts payable	274,739	282,740
Accrued liabilities	319,246	240,759
Accrued interest	65,048	35,143
Debentures	35,000	35,000
Loans payable	869,554	766,590
Debentures and loans payable, related parties	314,016	249,839
TOTAL CURRENT LIABILITIES	1,922,470	1,610,071

COMMITMENTS AND CONTINGENCIES	128,719	126,710

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 500,000,000 shares authorized,
$.001 par value; 23,439,667 shares
issued and outstanding, respectively	23,439	23,439
Additional paid-in capital	9,270,157	9,270,157
Accumulated deficit	(10,929,280)	(10,513,395)
Accumulated other comprehensive income (loss)	(31,031)	2,996
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,666,715)	(1,216,803)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$384,474	$519,978

See accompanying condensed notes.

ELGRANDE.COM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months		Three Months	Six Months	Six Months
	Ended		Ended	Ended	Ended
	November 30,		November 30,	November 30,	November 30,
	2005		2004	2005	2004
	(unaudited)		(unaudited)	(unaudited)	(unaudited)
R E V E N U E S	$159,282		$344,011	$328,608	$635,481
	159,282		344,011	328,608	635,481

COST OF REVENUES	80,924		203,262	231,683	338,771
GROSS PROFIT (LOSS)	78,358		140,749	96,925	296,710

E X P E N S E S
Consulting fees	41,168		41,317	79,408	92,021
Selling expense	35,512		18,714	59,570	153,825
Salaries	73,282		121,592	169,394	292,011
Depreciation and amortization	2,737		24,018	5,474	33,404
Office and administration	88,024		14,024	181,885	42,151
TOTAL OPERATING EXPENSES	240,723		219,665	495,731	613,412

LOSS FROM OPERATIONS	(162,365)		(78,916)	(398,806)	(316,702)

OTHER INCOME (EXPENSE)
Interest income	28		5	51	8
Interest expense	(9,774)		(4,991)	(16,950)	(10,249)
Other income (expense)	-		-	(180)	-
TOTAL OTHER INCOME (EXPENSE)	(9,746)		(4,986)	(17,079)	(10,241)
NET LOSS	(172,111)		(83,902)	(415,885)	(326,943)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	(40,104)		208,130	(34,027)	208,377
COMPREHENSIVE LOSS	$(212,215)		$124,228	$(449,912)	$(118,566)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$	nil	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	30,612,479		17,054,295	28,266,776	17,027,281

See accompanying condensed notes.

ELGRANDE.COM INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(415,885)	$(326,943)
Adjustments to reconcile net loss
to net cash used by operating activities:
Services paid by issuance of common stock and options	-	9,741
Depreciation and amortization	5,474	33,404
Bad debt expense	-	1,774
Increase in:
Accounts receivable	15,897	4,915
Inventory	140,360	(64,910)
Employee advance receivable	(1,890)	352
Other assets	-	26,742
GST tax refundable	(5,905)
Accrued liabilities	78,487	(247,718)
Accrued interest	29,905	(23,883)
Accounts payable	(8,001)	94,406
Net cash used in operating activities	(161,558)	(492,120)

Cash flows from investing activities:
Deposits	1,340	(5,399)
Purchase of software	-	(106,350)
Net cash used in investing activities	1,340	(111,749)

Cash flows from financing activities:
Bank overdraft	44,867	-
Proceeds from loans	101,551	495,108
Proceeds from loans, related party	64,177	32,504
Repayment of loans	(19,790)	(10,000)
Net cash provided by financing activities	190,805	517,612

Net increase (decrease) in cash	30,587	(86,257)

Foreign currency translation gain (loss)	(669)	9,685

Cash, beginning of period	7,918	96,874
Cash, end of period	$37,836	$20,302
	-
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$-	$4,423
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock and options	$-	$9,741
Warrants issued for financing fees	$-	$-
Stock issued for debt	$-	$-

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

RESULTS OF OPERATIONS

Comparison of the quarter ended November 30, 2005 and November 30, 2004.

The Company’s wholesale division, European Sources Direct (ESD), has established wholesale sales representation in key U.S. and Canadian regional giftware and home décor wholesale centers.  We have secured certain exclusive corporate and wholesale distribution rights for products within the USA, Canada and Mexico.

For the quarter ended November 30, 2005, we had revenues of $159,282 versus $344,011 for the same period ending last year.  This substantial decrease in revenues is primarily due to the direct and indirect effect of a prolonged container strike that significantly delayed the receipt of our products from Europe and adversely affected our ability to fulfill orders to our customers.  This strike occurred at the start of the first quarter and continued into the first month of the second quarter.  This period covers the majority of the fall and Christmas holiday wholesale giftware and home décor buying season and resulted in the loss of a substantial portion of our expected incoming sales orders and the cancellation of a large portion of our existing pending sales orders.  Fulfilling orders during this period also resulted in a substantial reduction of our inventory and a resulting inventory imbalance which we are now starting to correct.  The effects of the strike on the first and second quarter financial results are dramatic; however, our customers have been very understanding and moving forward we expect to see a full recovery.

For the quarter ended November 30, 2005, cost of revenues was reduced to $80,924. This represents the cost of inventory sold, the corresponding freight-in charges of importing products, duty and taxes and the cost of shipping product to customers.  The cost of revenue was 51% of revenue compared to 59% for the same period last year.  The decrease represents the effects of higher selling prices, more favorable foreign exchange and reduced transportation costs.

For the quarter ended November 30, 2005, gross profit was $78,358 or 49% of revenue compared to $140,749 or 41% of revenue for the same period ending last year.

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

CHANGES IN FINANCIAL CONDITION

A summary of expenses for the quarter ended November 30, 2005 compared to the period ended November 30, 2004 is as follows:

         2005

       2004

Consulting

$ 41,168

$ 41,317

Selling expense

35,512

18,714

Salaries

73,282

121,592

Depreciation and amortization

2,737

24,018

Office and administration

8,024

14,024

-------- ----

--- ---- -----

$240,723

$219,665

=======

=======

There were some changes in our financial condition. Significant changes that warrant discussion include:

Selling Expenses

Our Advertising and Marketing expenses have not increased in the quarter ending November 30, 2005 primarily due to the fact that our product lines are now well established in the market place, remain trend forward and continue to receive wide editorial media coverage.  During this quarter we incurred pre-paid expenses related to our participation in the spring 2006 New York International trade show.  The rate of commissions payable to sales representatives has continued to decline reflecting favorable negotiations with our sales agencies to improve our commission structure.

Salaries

The significant decrease in salaries expense by 40% over the same period in the prior year reflects staff reductions as a result of increased administrative efficiency due to our investment in automation and adjustments to policies and procedures designed to increase our internal efficiency and create an improved balance between our staffing and our level of growth.

Office and Administration

Office and administration costs were increased significantly in the quarter ended November 30, 2005 compared to 2004 due mainly to the adjustment of the fluctuation of foreign exchange rates.  Normal office and administrative expenses for the quarter remained at similar levels to the prior year.  As well, because we have a solid customer base with established credit history, our collections administration costs have been reduced by 32%.

Travel and Entertainment

In the quarter ended November 30, 2005, we cut our travel and entertainment costs by being selective in the trade shows we attended. We also limited our representation at these trade shows, further cutting back travel costs.

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

Dated: January 31, 2006

16