Form 10QSB
period 2006-02-28
ELGRANDE INTERNATIONAL, INC.
filed 2006-04-26
CIK 1073362

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

        EXCHANGE ACT OF 1934

        For the Quarterly Period ended February 28, 2006

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from  ___________  to  _____________

Commission file number:  000-25335

                           ELGRANDE INTERNATIONAL, INC.

            (Exact name of registrant as specified in its charter)

             Nevada                                       88-0409024

(State or other jurisdiction of                   (IRS Employer Identification No.)

 incorporation or organization)

                        1450 Kootenay Street, Vancouver, B.C.

                                  V5K 4R1 Canada

                     (Address of principal executive offices)

                                 (604) 689-0808

                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.     YES  [X]    NO  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes  [X] No

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

            Class                                      February 28, 2006

-------------------------------                     -----------------------

Common stock, $ 0.001 par value                           35,012,469

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

                             ELGRANDE.COM, INC.

                                FORM 10-QSB

                For the Quarterly period ended February 28, 2006

                               TABLE OF CONTENTS

                                                                        Page

PART I. FINANCIAL INFORMATION

ITEM 1 -  Unaudited Consolidated Financial Statements

          Consolidated Balance Sheets as of

          February 28, 2006 (Unaudited) and May 31, 2005                  1

          Consolidated Statements of Operations

          for the Three Months and Nine Months ended February 28,

          2006 and 2005 (Unaudited)                                       2

          Consolidated Statements of Cash Flows

          for the Nine Months ended February 28, 2006

          and 2005 (Unaudited)                                            3

          Condensed Notes to Consolidated Interim Financial Statements    4

ITEM 2 -  Management's Discussion and Analysis of

          Financial Condition and Results of Operations                   7

ITEM 3 -  Controls and Procedures                                         12

PART II.  OTHER INFORMATION

ITEM 2 -  Changes in Securities, Use of Proceeds and Issuer

          Purchases of Equity Securities                                  13

ITEM 6 -  Exhibits                                                        13

Signatures                                                                14

Certifications (filed as exhibits)

-ii-

ELGRANDE.COM, INC.

FORM 10-QSB

For the Quarterly period ended February 28, 2006

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

ELGRANDE.COM INC.
CONSOLIDATED BALANCE SHEETS

	February 28
	2006	May 31,
A S S E T S	(Unaudited)	2005
CURRENT ASSETS
Cash	$86,793	$7,918
Accounts receivable	106,177	163,671
Prepaid expenses	2,205	-
Inventory	290,861	256,898
Employee expense advances	3,854	2,884
GST tax refundable	10,294	6,999
TOTAL CURRENT ASSETS	500,184	438,370

PROPERTY AND EQUIPMENT, NET	-	1,950

OTHER ASSETS
Software, net	40,336	46,596
Deposits	32,105	33,062
TOTAL OTHER ASSETS	72,441	79,658

TOTAL ASSETS	$572,625	$519,978

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y ( D E F I C I T )
CURRENT LIABILITIES
Accounts payable	$249,382	$282,740
Accrued liabilities	337,801	240,759
Accrued interest	70,451	35,143
Debentures, net of discount	45,486	35,000
Derivative liability	251,191	-
Loans payable	893,278	766,590
Debentures and loans payable, related parties	211,361	249,839
TOTAL CURRENT LIABILITIES	2,058,950	1,610,071

COMMITMENTS AND CONTINGENCIES	129,252	126,710

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized,
$0.001 par value; 35,012,469 and 23,439,667 shares
issued and outstanding, respectively	35,012	23,439
Additional paid-in capital	9,551,722	9,270,157
Accumulated deficit	(11,211,806)	(10,513,395)
Accumulated other comprehensive income (loss)	9,495	2,996
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,615,577)	(1,216,803)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$572,625	$519,978

See accompanying condensed notes to the financial statements.

ELGRANDE.COM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

R E V E N U E S
Product sales	$55,790	$175,725	$384,398	$811,206
	55,790	175,725	384,398	811,206

COST OF REVENUES	17,638	129,008	249,321	467,779

GROSS PROFIT (LOSS)	38,152	46,717	135,077	343,427

E X P E N S E S
Consulting fees	130,266	38,844	209,674	130,865
Selling expense	38,781	71,854	98,351	225,658
Compensation	117,600	-	117,600	-
Salaries	104,032	75,196	273,426	367,207
Depreciation and amortization	360	3,466	5,114	36,870
Office and administration	77,904	208,733	259,789	339,622
TOTAL OPERATING EXPENSES	468,943	398,093	963,954	1,100,222

LOSS FROM OPERATIONS	(430,791)	(351,376)	(828,877)	(756,795)

OTHER INCOME (EXPENSE)
Debt forgiveness	-	-	-	40,896
Amortization of debt discount	(10,846)	-	(10,846)	-
Gain (loss) on derivative instruments	173,659	-	173,659	-
Interest income	35	-	86	-
Interest expense	(15,303)	(21,901)	(32,433)	(32,150)
TOTAL OTHER INCOME (EXPENSE)	147,545	(21,901)	130,466	8,746

NET LOSS	(283,246)	(373,277)	(698,411)	(748,049)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	4,532	5,755	6,499	17,264

COMPREHENSIVE LOSS	$(278,714)	$(367,522)	$(691,912)	$(730,785)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.02)	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	34,465,812	17,519,179	30,301,822	17,088,245

See accompanying condensed notes to the financial statements.

ELGRANDE.COM INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	February 28	February 28
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(698,411)	$(748,049)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization of debt discount	10,846	-
Debt forgiveness	-	40,896
Services paid by issuance of common stock and options	85,709	22,718
Accrued interest paid by issuance of common stock	86,520	-
Gain on derivative instruments	(173,659)	-
Stock issued for compensation	117,600	-
Depreciation and amortization	5,114	36,869
Decrease (increase) in:
Accounts receivable	57,494	(17,089)
Prepaid expenses	(2,205)	-
Inventory	(33,963)	(44,578)
GST tax refundable	(3,295)	-
Accrued liabilities	97,042	(309,030)
Accounts payable and accrued expenses	(33,358)	43,389
Employee advance receivable	(970)	(5,552)
Other assets	957	35,949
Accrued interest	35,308	(12,410)
Net cash used in operating activities	(449,271)	(956,887)

Cash flows from investing activities:
Deposits	-	(3,160)
Purchase of property and equipment	-	(34,650)
Net cash used in investing activities	-	(37,810)

Cash flows from financing activities:
Proceeds from loans	526,401	742,028
Proceeds from loans, related party	96,671	195,408
Repayment of loans, related party	(94,926)	(20,727)
Net cash provided by financing activities	528,146	916,709

Net increase (decrease) in cash	78,875	(77,988)

Foreign currency translation gain (loss)	-	12,822

Cash, beginning of period	7,918	96,874
Cash, end of period	$86,793	$31,708

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$-	$7,283
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock and options	$85,709	$22,718
. Stock issued for accrued compensation	$117,600	$-
Stock issued for interest	$96,600	$-

See accompanying condensed notes to the financial statements.

ELGRANDE INTERNATIONAL, INC.

(Formerly Known as Elgrande.com, Inc.)

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

February 28, 2006

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At February 28, 2006, the Company has a working capital deficit of approximately $1,558,700, an accumulated deficit of approximately $11,211,800 and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Inventories

Inventory at February 28, 2006 consists of a variety of home-décor products.  Inventories are recorded using the specific identification method and valued at the lower of cost or market value. Inventory consisting of manufactured products is recorded using the first in first out method and valued at the lower of cost or market value.

ELGRANDE INTERNATIONAL, INC.

(Formerly Known as Elgrande.com, Inc.)

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

February 28, 2006

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153.  This statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that opinion, however, included certain exceptions to that principle.  This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  Management believes the adoption of this statement had no immediate impact on the financial statements of the Company.

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

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Management believe the adoption of this statement had any immediate material impact on the Company.

ELGRANDE INTERNATIONAL, INC.

(Formerly Known as Elgrande.com, Inc.)

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

February 28, 2006

NOTE 3 - COMMON STOCK

During the nine months ended February 28, 2006, the Company issued 1,310,911 shares of common stock for interest debt of $86,520; 2,799,990 shares of common stock for compensation of $117,600; 240,000 shares of common stock for interest expense and accrued interest of $10,080; and 7,461,901 shares of common stock for services of $85,709.

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

During the year ended May 31, 2005 and during nine months ended February 28, 2006, the Company did not issue any stock options under either plan.

The following is a summary of stock option activity:

	Number of Weighted Average Shares	Exercise Price
Outstanding June 1, 2003	3,640,000	$ 0.61
Expired	(1,119,000)	$(0.11)
Options outstanding at May 31, 2004	2,521,000	$ 0.83
Expired	-	-
Options outstanding at May 31, 2005	2,521,000	$0.83
Expired	-	-
Options outstanding and exercisable at February 28, 2006	2,521,000	$ 0.83

NOTE 5 - NOTES AND DEBENTURES PAYABLE

Short-term Notes

During the nine months ended February 28, 2006, the Company's officers loaned the Company approximately $98,000 to fund continuing operations.

On December 7, 2005, the Company executed a securities purchase agreement with certain accredited investors. Under the agreement, the Company agreed to sell its convertible debentures due three years from the final closing date.  The principal amount of up to $600,000 bearing interest at the rate of 6% per annum and is convertible into shares of the Company’s common stock at a conversion price for each share of common stock equal to 75% of the lowest closing bid price per share of the common stock for the fifteen trading days immediately preceding the date of conversion.  For the quarter ended February 28, 2006, the company completed the sale of an aggregate of $555,000 in Debentures under the Purchase Agreement which resulted in net proceeds of $424,850.

The Company recorded a derivative liability of $514,300 at the date of execution.  At February 28, 2006, the Company revalued the derivative liability of $251,191 and recorded a net gain of $173,659.  The discount on debt of $130,150 is being amortized over the 3 year life of the loan using the straight-line method.  At February 28, 2006, the Company recognized $10,846 in amortization expense.

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

RESULTS OF OPERATIONS

Comparison of the nine months ended February 28, 2006 and February 28, 2005.

During the first quarter of Fiscal year ending May 2003 the Company completed the phase out of its on-line operations and commenced the start-up of its home décor product import and wholesale distribution operations. In November 2002 the Company launched its wholesale division, European Sources Direct (ESD). Since then, we have established wholesale sales representation in key North American regional giftware and home décor wholesale centers, established supplier relationships and developed a growing customer base. The majority of our customer base is in North America and is made up of independent retailers, key account retailers, event and party planners, restaurants and companies servicing the hospitality sector. All of our products are currently produced in Europe and are shipped to us principally by surface freight. Air freight is prohibitively expensive and is only used in exceptional circumstances.

We are currently manufacturing, importing and distributing the Ginger Kelly line of mouth blown glassware and we are importing and distributing products manufactured by Plates GmbH of Germany and Almas D’Areosa Cerâmicas, S.A. of Portugal. We have warehousing and offices in Vancouver, BC Canada and currently operate with a staff of 9 comprising a mix of full time, part time and contract personnel as follows: President, controller, accounts receivable, reception/accounts payable, data entry, sales coordinator, customer service, warehouse operations, data-base design and management.

For the quarter ended February 28, 2006, we had revenues of $55,790 versus $175,725 for the same period ending last year. For the nine months ended February 28, 2006, we had revenues of $384,398 versus $811,206 for the same period ending last year.

The decrease in revenues is primarily due to a prolonged container strike in the Port of Vancouver that substantially delayed the receipt of inventory and adversely affected our ability to fulfill orders to our customers. The strike lasted through the first quarter of the current fiscal year and prevented the receipt of surface transported container inventory until mid second quarter of the current fiscal year. The disruption of surface container flow into and out of the port of Vancouver resulted in significant cancellations of pending sales orders and a substantial downturn of first and second quarter orders and sales.

During the port strike the Company elected to air ship the minimum quantities of new inventory from Europe as required to fulfill critical orders. This resulted in exceptionally high freight in costs and substantially reduced operating margins associated with these orders.

The home décor and giftware wholesale sectors are driven by a bi-annual wholesale purchasing cycle which occurs during the summer and late winter seasons. The summer cycle focuses on products for the autumn and Christmas retail season and the winter cycle focuses on products for the spring and summer season. The local container strike effectively eliminated the Company’s ability to fulfill orders booked for the autumn/winter/Christmas 2005 season. The Company has only recently completed the spring 2006 tradeshow activity and is just now fulfilling spring and summer orders. While the impact of the container strike has been substantial we expect to see a full recovery over the coming quarters.

For the quarter ended February 28, 2006, cost of revenues was $17,638 (32% of sales) versus $129,008 (73% of sales) for the same period last year. For the nine months ended February 28, 2006, cost of revenues was $249,321 (65 percent of sales) versus $467,779 (58% of sales) for the same period last year. The cost of revenue represents the cost of inventory sold and the corresponding freight-in charges of importing products. The decrease in cost of revenue as a percent of sales in the current quarter compared to the same quarter in the prior year reflects improved foreign exchange, reduced factory costs and higher wholesale prices. The increase in cost of revenue as a percent of sales in the 9 months ending February 28, 2006 compared to the same period in the prior year reflects the exceptionally high freight-in charges related to air shipments during the port strike.

For the nine months ended February 28, 2006, gross profit was $135,077 or 35.2% of revenue compared to $343,427 or 42.4% of revenue for the same period ending last year. The reduction in gross profit and gross profit as a percent of sales over the 9 months ended February 28, 2006 compared to the prior year reflect the reduced sales and higher freight costs associated with the port strike.

Revenue accounts for sales of products that have been delivered to customers.  Pending sales are orders that have been received but not yet fulfilled due to reasons such as back orders or customer credit issues. The financial statements do not reflect pending sales as per GAAP.

During the quarter ending February 28, 2006, the Company executed a securities purchase agreement with certain accredited investors. Under the agreement, the Company agreed to sell convertible debentures in an aggregate amount of up to $600,000. Related to the sale of these debentures the Company recorded a derivative liability of $514,300 at the date of execution.  At February 28, 2006, the Company revalued the derivative liability of $251,191 and recorded a net gain of $173,659.  The discount on debt of $130,150 is being amortized over the 3 year life of the loan using the straight-line method.  At February 28, 2006, the Company recognized $10,846 in amortization expense.

CHANGES IN FINANCIAL CONDITION

A summary of expenses for the nine months ended February 28, 2006 compared to the same period ended February 28, 2005 is as follows:

                                          2006                  2005

     Consulting                       $  209,674           $   130,865

     Selling expense                      98,351               225,658

     Salaries                            273,426               367,207

     Compensation                        117,600                  -

     Depreciation and amortization         5,114                36,870

     Office and administration           259,789               339,622

                                      $  963,954            $1,100,222

There were some changes in our financial condition. Significant changes that warrant discussion include:

Selling Expenses

Our Advertising and Marketing expenses have not increased in the quarter ending February 28, 2006 primarily due to the fact that our product lines are now well established in the market place, remain trend forward and continue to receive wide editorial media coverage.  During this quarter we incurred expenses related to our participation in the spring 2006 New York International trade show.  The rate of commissions payable to sales representatives has continued to decline reflecting favorable negotiations with our sales agencies to improve our commission structure. Selling expenses decreased by 56% over the same period in the prior year.

Salaries

The 25.6% decrease in salary expense compared to the same period in the prior year reflects staff reductions and increased administrative efficiency. These changes were possible due to our investment in automation and adjustments to policies and procedures designed to increase our internal efficiency.

Office and Administration

Office and administration costs decreased 24% compared to the same period in the prior year. The decrease resulted from more favorable foreign exchange rates, reduction in consumable items as a result of automation and improved supplier pricing. As well, because we have a stable customer base with established credit history, our collections administration costs are negligible. Our travel and entertainment costs were reduced as a result of focusing our participation in trade shows, both in the number of shows attended and the level of staffing at each show, in proportion to expected sales.

Consulting Fees

Consulting fees increased by 60% compared to the same period in the prior year. This relates to the engagement of services related to sales and marketing, product development and financial planning.

Stock issued for accrued compensation

During the quarter ended February 28, 2006, the company recognized the issuance of stock for $117,600 in accrued compensation from prior quarters.

Management is continuing to investigate other ways and means to improve its business administration. This may involve additional investments in information technology to create efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

TRENDS LIKELY TO HAVE A MATERIAL IMPACT ON SHORT & LONG TERM LIQUIDITY AND THE SUCCESS OF WHOLESALE OPERATIONS

Starting from the inception of the Company’s wholesale operations, we have established relationships with wholesale marketing agencies and representatives covering the North American home décor market. We continually evaluate the performance of our sales network and actively make adjustments as needed in response to changing market conditions, customer needs and sales performance. Up until the port strike, this process of continuous sales improvement resulted in steady customer and sales growth. Over the coming quarters we expect a full recovery from the negative effects of the strike and a resumption of customer and sales growth.  The ongoing expansion of our existing product range and planned addition of new suppliers will assist both the growth of our customer base and sales per customer.

The vitality of the home décor market is correlated to the overall economy, employment, and more directly to changes in discretionary spending patterns, changes in interest rates, changes in new home construction, the home renovation market and the number of new households being established in North America. These are recognized indicators that can only be used as qualitative predictors of the strength of the home décor sector.

In addition, our specific market is affected by foreign exchange fluctuations, our supplier’s ability to maintain timely production and competitive prices and our ability to pace and preferably stay ahead of contemporary design trends. We are also exposed to volatile pricing of inbound freight rates both for surface container traffic as well as air freight.

The overall impact of these trends on Liquidity cannot be quantified at this time.

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

We anticipate the need to develop sufficient inventory to meet sales demand. Currently, we are dependent on external sources for funding to support inventory requirements. Long-term, inventory build-up is planned to coincide with our ability to generate positive cash flow. Until such time as we have positive cash flow on a monthly basis, the dependence on external capital will remain.

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

OPERATING ACTIVITIES

As revenue grows, so does the potential for trends, events and uncertainties to influence future sales, cash flow and revenue.

Our wholesale activity is centered on procuring, importing, marketing and selling international products within the North American home décor wholesale market. The current principal country of supply is Germany and the principle currency for pricing inventory purchases is the Euro. We have negotiated a currency accommodation with our principal supplier that provides some protection from currency fluctuations and a reduction of exposure to foreign currency fluctuations between the Euro and US dollars.

Until such time we are able to diversify our source of supply and range of product, interruptions in manufacturing can have a negative impact on operations, as would any major reduction in consumer demand for a particular product. Because of our dependence on surface transportation for both the import of inventory and the delivery of product to customers we are exposed to the potential for labor disputes to disrupt our flow of product and to changes in the price for transportation as a result of oil and gas price changes.

Our principal product line is subject to two buying seasons. A Spring/Summer season, which has buying in the period late January through late April of each year, and a Fall/Winter season which has buying in the period late June through late October. There are order lulls in the periods between the two buying seasons, specifically November through January and May through June. The seasonality of the industry therefore has a material effect on the financial condition and results of operations.

We generated negative cash flow from operating activities for the period from inception (April 8, 1998) through February 28, 2006.  We realized negative cash flow of $449,271 from operating activities for the nine months ending February 28, 2006 compared to negative cash flow of $956,887 from operating activities for the nine months ending February 28, 2005.

INVESTING ACTIVITIES

Investing activities for the period from inception through February 28, 2006 consisted primarily of the purchase of inventory and soft costs associated with the development of our wholesale activities.

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

Our Board and management have been focused on carefully examining ways and means of continuing to move ahead. This process includes speaking with our suppliers, sales agents, customers and potential funding sources.

In the 9 months ended February 28, 2006, the company secured loans from investors and related parties and executed a securities purchase agreement dated as of December 7, 2005 (the "Purchase Agreement") with certain accredited investors under which we agreed to sell to these investors our convertible Debentures due three years from the final Closing Date under the Purchase Agreement in the aggregate principal amount of up to $600,000 bearing interest at the rate of 6% per annum and convertible into shares of our Common Stock at a conversion price for each share of Common Stock equal to 75% of the lowest closing bid price per share (as reported by Bloomberg, LP) of our Common Stock for the fifteen trading days immediately preceding the date of conversion.

Our financing activities for the nine months ended February 28, 2006 provided a net total of $528,146. Cash at the end of the period was $86,793.

OFF BALANCE-SHEET ARRANGEMENTS

During the nine months ended February 28, 2006, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

PART II. OTHER INFORMATION.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c) Sales of Unregistered Securities

Date	Title and Shares of Common Stock	Purchasers	Principal Underwriter	Total Offering Price/Underwriting Discounts
December 12, 2005	1,000,000	Divine Capital Markets LLC	NA	$10,000/NA
December 12, 2005	3,000,000	Financial Consultant	NA	$30,000/NA
December 14, 2005	400,000	Alphatrade, Inc.	NA	$4,000/NA

   The above issuances of Common Stock were exempt from registration under the Securities Act of 1933, as amended, under section 4(1) thereof, as transactions not involving any public offering.

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

Dated:  April 26, 2006