Form 10KSB
period 2006-05-31
ELGRANDE INTERNATIONAL, INC.
filed 2006-09-14
CIK 1073362

OMB APPROVAL
OMB Number: 3235-0042
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

 [X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934     For the fiscal year ended May 31, 2006

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

State issuer’s revenues for its most recent fiscal year.  $690,741

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes  [X] No

The aggregate market value of the Common Stock held by non-affiliates (based upon the last reported price on the bid-ask average on the OTC Bulletin Board) on September 13, 2006 was approximately $739,712. As of September 13, 2006, there were 43,512,479 shares of Common Stock outstanding.

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

General

Beginning in April 2002 Elgrande International, Inc. ("Elgrande", the "Company", "we" or "us") specialized in designing, sourcing, importing, marketing and distributing products for the North American giftware, and home décor sectors. The Company sourced product from small and mid-sized European based “export ready” manufacturers and has been selling to independent retailers, designers and key accounts. Sales are made through the Company’s trade name European Sources Direct (ESD).

In addition to representing established product lines Elgrande has actively worked with artists and manufacturers to design and produce limited edition products for sale through the Company’s customer base. As at the close of the 2006 fiscal year Elgrande represented products produced by Walther-Glas (Germany), and Almas d’Areosa Ceramicas (Portugal). Elgrande was also working with Honza Galek, a master glassblower in the Czech Republic, to produce a line of limited edition glasses designed by Ginger Kelly and marketed under the name Ginger Kelly Glassware.

Recent Developments

We experienced a significant disruption in the production of our Ginger Kelly product in the Czech Republic. In February 2006 the production furnace used by Mr. Honza Galek, the master glassblower producing the Ginger Kelly glassware, suffered a terminal failure of the refractory lining. Re-build costs were prohibitive and all production was cancelled. This led to an acceleration of pre-existing plans to move production of the Ginger Kelly line to China. The unit cost in China is substantially lower than in Eastern Europe which is already the lowest in Europe. The glass blowers in China are very competent and production quality is similar to the high standards in the Czech Republic provided on-site quality control processes are in place. Failure of the production furnace in the Czech Republic prevented us from fulfilling orders booked during the spring trade shows in January and early February 2006 and has led to the cancellation of pending sales orders.

On June 21, 2006, we were informed verbally by a sales representative of a division of Walther-Glas GmbH & Co. KG that Walther-Glas was terminating their agreement with the Company, which is inconsistent with the terms of our agreement with Walther-Glas and our recent working relationship with them.  As of the date of filing our annual report for the fiscal year ending May 31, 2006 we have not received any confirmation of this advice from Walther-Glas, and we have requested clarification in writing of Walther-Glas’s position.  Walther-Glas has not shipped the Company’s pre-paid inventory and have ignored the Company’s request for a refund. The Company is carefully reviewing its option to seek a legal solution.

This event, in combination with the disruption in production of our Ginger Kelly line, has caused management to review the feasibility of continuing in the home décor sector and to consider alternative business opportunities. In light of the breach of the Company’s Agreement with Walther-Glas by Walther-Glas and its impact on future sales, management has concluded that it is in the best interest of shareholders to seek an alternative business opportunity. The Company plans to phase out of the home décor sector progressively over the period September through December 2006 as inventory is sold, and is considering entering an entirely separate line of business through an acquisition.

Letter of Intent with MCM Integrated Technologies Ltd.

On August 24, 2006, we entered into a preliminary non-binding Letter of Intent (“Letter of Intent”) with MCM Integrated Technologies Ltd. (“MCM”), a Vancouver based company wholly owned by Murat Erbatur, one of our directors.  MCM is pursuing four main areas of business: wholesale distribution of home automation equipment and computer peripherals to third party installers, and home automation projects in three main areas: homes [which includes single unit detached homes, single-unit town homes and single unit condominiums], town home projects, and condominium projects. MCM was established in 1994 and is pursuing home automation projects under the trade name Intelligent Living by MCM. MCM currently has projects underway in Phoenix AZ, Vancouver BC and the south central region of BC. Projects include multi unit condominiums, multi unit town homes and single unit home installations. Home automation includes design, equipment supply, installation, training, upgrading and maintaining of security systems, HVAC and lighting controls, distributed audio and video, internet, phone and computer networking. The home automation projects are characterized by the following main points:

▪

Homes are single-unit custom installations for existing or new construction. They are designed individually and installed individually.

▪

Town Home and Condominium projects offer higher returns because of the large number of units in each project, efficiency of the structured the sales process with the unit owners and high probability of opt-in by the unit owners, efficient use of installation labor due to the concentration of units, efficient design process due to the similarity of units, higher purchasing power for installed equipment due to large volumes.

▪

Projects also include automated sales centers designed to enhance the sale of the project through audio video presentations and enhanced graphics.

▪

Projects include system design, procurement, structured wiring, equipment installation, programming, technology transfer and options for maintenance and programmed upgrades.

The Letter of Intent provides for the acquisition of all of the assets and ongoing contracts of MCM by us, for a price based on an independent third party evaluation of the fair market value of the acquired assets including current assets, liabilities and future value based on the pro forma three year business plan for Intelligent Living. The form of payment is to be a combination of common shares of the Company and cash, and the terms of payment would be negotiated between buyer and seller based on a formula structured to reflect current and future value as determined in the purchase price

Our Potential Businesses

With our decision to phase out of the business of designing, sourcing, importing, marketing and distributing products for the North American giftware market, and our ongoing evaluation of the possible negotiation of an agreement to acquire MCM, our Board of Directors has determined that, if we do not proceed to acquire MCM, our business model should be re-evaluated to identify and acquire another business through a business combination. As of this date, we have not entered into any agreements relating to any such acquisitions.

We anticipate that the search for a business combination, if we decide to pursue that course, would be complex and extremely risky. Due to general economic conditions and shortages of available capital, we believe that there may be some firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include, among other things, facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes) for all shareholders. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We have, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. However, we believe we will be able to offer owners of certain acquisition candidates the opportunity to acquire an interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering, subject to compliance, however, with the filings required by the rules and regulations of the Securities and Exchange Commission with regard to the acquisition. The owners of the business opportunities will incur significant legal and accounting costs in connection with our acquisition of a business opportunity, including the ongoing costs of preparing annual (Form 10-K or 10-KSB), quarterly (Form 10-Q or 10-QSB) and current reports (Form 8-K), agreements and related documents. However, we have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Our officers and directors will analyze new business opportunities. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present affiliations and relationships of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, we will consider such matters as:

         o     available technical, financial and managerial resources;

         o     working capital and other financial requirements;

         o     history of operations, if any;

         o     prospects for the future, and the nature of present and expected competition;

         o     quality and experience of management services which may be available and the depth of that management;

         o     potential for further research, development, or exploration;

         o     potential for growth, expansion and profit; and

         o     perceived public recognition of name identification, products and services.

Our officers and directors expect to meet personally with management and key personnel of the business opportunity as part of their "due diligence" investigation. To the extent possible, we intend to utilize written reports and personal investigations to evaluate the above factors.

We will rely upon the efforts of our officers and directors in implementing in evaluating candidates. We do not anticipate hiring outside consultants or advisors, except for our legal counsel and accountants. As of the date of this memorandum, we do not have any contracts or agreements with any outside consultants and none are contemplated.

Acquisition Structure

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control of us. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders.

In some circumstances, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition. The issuance of substantial additional securities and their potential sale into the trading market may have a depressive effect on the value of our securities.

Risk Factors

In evaluating us, the following risk factors should be carefully considered.

WE HAVE ONLY A LIMITED OPERATING HISTORY

We have a limited operating history on which to base an evaluation of our business and prospects.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. We are phasing out of the home décor business and plan to negotiate an agreement to acquire MCM or to enter a new line of business with which our management is not familiar, so that our operations will essentially have to be restarted and the success thereof is not predictable.

WE WILL BE REQUIRED TO RAISE SUBSTANTIAL AMOUNTS OF CAPITAL

We will be required to raise substantial amounts of capital to acquire MCM or to enter a new line of business, and there is no assurance that we will be able to raise this additional required capital.

SPECULATIVE NATURE OF OUR OPERATIONS

The success of our alternative plan of operation, if we complete the acquisition of another business, will depend to a great extent on the operations, financial condition and management of the identified business opportunity. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm and numerous other factors beyond our control.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS

We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by us. We cannot assure you that we will be able to negotiate a business combination on terms favorable to us.

NO STANDARDS FOR BUSINESS COMBINATION

We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved. Accordingly, we may enter into a business combination with a business opportunity not having any significant operating history or assets, or with a limited potential for earnings.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION

Sections 13 and 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude us from consummating an otherwise desirable acquisition. Acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

LACK OF DIVERSIFICATION

Our operations, if we engage in a business combination, will be limited to those engaged in by the entity with which we merge or acquire. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and, therefore, increase the risks associated with our operations.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT

A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our management and/or affiliates to sell or transfer all or a portion of our common stock held by them and/or to resign as members of our board of directors. The resulting change in control of us could result in removal of one or more of our present officers and directors and a corresponding reduction in or elimination of their participation in our future affairs.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP OR CHANGE IN OUTSTANDING SHARES FOLLOWING A BUSINESS COMBINATION.

If we engage in a business combination with a private entity, in all likelihood, such a combination would result in us issuing securities to the owners of such private entity. The issuance of our previously authorized and unissued common stock would result in a reduction in the percentage of shares owned by our present and prospective shareholders and may result in a change in control or management of us. In addition, the new owners could change the outstanding shares be effecting a reverse stock split or a forward stock split, thus changing the number of shares our stockholders hold.

MANAGEMENT OF FUTURE OPERATIONS.

There can be no assurance that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations or that management will be able to hire, train, retain, motivate and manage required personnel.

Employees

As of May 31, 2006, we had a staff of nine consisting of six employees: one Controller, one sales staff, three administrative clerks, one database manager; and three consultants, consisting of the President, sales accounts manager and the warehouse consultant.

ITEM  2.  PROPERTIES

Our executive headquarters is located at 1450 Kootenay Street Vancouver, B.C. We have initially entered into a lease for our premises of approximately 5,400 square feet, with a term commencing August 1, 2003 and expiring on July 31, 2008. On December 2004, a lease for additional 2,689 square feet was entered.  The total area of the leased premises comes up to 8,089 square feet.  The leases provide for a base rent of $6,741 per month.  After July 31, 2006, the terms of the leases allow the Company the option to provide the Landlord with 6 months notice to terminate the lease.  Pursuant to the leases, we are also responsible for additional rents for building operating costs. We believe that the premises are adequately insured.

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

$0.10

Fourth Quarter

$0.04

$0.09

2006

First Quarter

$0.03

$0.05

Second Quarter

$0.01

$0.04

Third Quarter

$0.02

$0.07

Fourth Quarter

$0.01

$0.02

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

______________________________________________________________________________________

Equity

55,000

$1.00

15,769,145

compensation plans

not approved by

security holders

______________________________________________________________________________________

Total

55,000

$1.00

15,769,145

______________________________________________________________________________________

HOLDERS

As of September 13, 2006, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 177.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following table sets for the information with respect to all securities of the Company sold in its fiscal years ended May 31, 2005 and 2006, without registration of the securities under the Securities Act of 1933. The information includes the names of purchasers, date of issue, number of shares issued or shares into which warrants are convertible, the exercise price and expiration date of warrants, and the consideration received by the Company for the issuance of the shares or warrants. The securities so sold are believed by the Company to be exempt from registration under either Regulation S or Rule 506 under the Securities Act of 1933.

Number of Shares

Purchase or

Purchased

Exercise Price

Purchasable

Expiration

Type of

(USD

Upon Exercise

Date(WTS) or

Name

Date of Issue

Security

Per Share)

or Conversion

Due date(DEB)

______________________________________________________________________________________

Carol Murphy

8/03

Common Stock

0.0414

74,517

Robert Issac

8/03

Common Stock

0.0414

74,517

T. Simons

9/03

Common Stock

0.38

2,282,486

Dataway Systems

9/03

Common Stock

0.30

31,400

S. Jackson

9/03

Common Stock

0.30

167,000

M. Holloran

9/03

Common Stock

0.18

1,014,616

Fisherman’s Wharf

Market

9/03

Common Stock

0.30

83,333

C. Goddard

9/03

Common Stock

0.30

25,000

Nicholas Moore

12/03

Common Stock

0.50

35,000

Maggie Ramsay

12/03

Common Stock

0.20

11,344

Miggs Consulting

12/03

Common Stock

0.40

8,066

Glen Boehm

12/03

Common Stock

0.22

29,162

T. Simons

1/04

Common Stock

0.30

947,917

Perich & Partners

1/04

Common Stock

0.22

45,813

T. Simons

2/04

Common Stock

0.28

681,101

M. Holloran

2/04

Common Stock

0.23

83,912

G. Madeya

3/04

Common Stock

0.10

100,000

M. Langert

3/04

Common Stock

0.10

100,000

Nicholas, Moore &

Associates

9/04

Common Stock

0.06

122,000

R.  Somerville

1/05

Common Stock

0.07

27,935

Walther Glas GmbH

& Co. KG

6/05

Common Stock

0.07

6,026,299

R. Somerville1

6/05

Common Stock

0.10

110,190

SRS Trust Ltd.

8/05

Common Stock

0.03

315,629

Divine Capital Markets

12/05

Common Stock

0.01

1,000,000

Jason Goldstein

12/05

Common Stock

0.01

3,000,000

AlphaTrade.com

12/05

Common Stock

0.01

400,000

Jason Goldstein

5/06

Common Stock

0.01

600,000

Michael Wallach

5/06

Common Stock

0.01

100,000

Danielle Hughes

5/06

Common Stock

0.01

100,000

Focus Partners

5/06

Common Stock

0.06

400,000

M.  Holloran

6/05

Convertible Debenture

Principal Amount $320,000

due May, 2008

Institutional Purchasers

11/05-2/06

Convertible Debenture

Principal Amount $555,000

due Feb, 2008

______________________________________________________________________________________

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

RESULTS OF OPERATIONS

Comparison of the Years Ended May 31, 2006 and May 31, 2005.

In January 2002 we launched our wholesale operations through the trade name European Sources Direct (ESD). Since then, we have established wholesale sales representation in key U.S. and Canadian regional giftware and home décor wholesale centers. The Company has invested in product inventory to fulfill sales, to stock showrooms established in key market centers in the USA and Canada, and provide a minimum level of safety stock. On May 31, 2006 we had inventory on hand of $213,314.

For the year ended May 31, 2006, we had revenues of $690,741 versus $1,040,306 for the same period ending last year. These revenues are primarily due to Elgrande's inaugural product-line, the “Love Plates” from Walther Glas. Revenue for the year ending May 31, 2006 has decreased by approximately 33.6% compared to the same period in the prior year. These revenues are primarily due to Elgrande's inaugural product-line, the “Love Plates” from Walther Glas.  This substantial decrease in revenues is primarily due to the direct and indirect effects of a prolonged container strike that significantly delayed the receipt of our products from Europe and adversely affected our ability to fulfill orders to our customers. This strike occurred at the start of the first quarter and continued into the first month of the second quarter. The container strike was a force majeure event. This period covers the majority of the fall and Christmas holiday wholesale giftware and home décor buying season and resulted in the loss of a substantial portion of our expected incoming sales orders and the cancellation of a large portion of our existing pending sales orders. Fulfilling orders during this period also resulted in a substantial reduction of our Walther-Glas inventory and a resulting inventory imbalance which we were able to start correcting in mid second quarter. At the close of the year ending May 2006 the Company had pre-paid inventory orders placed with Walther-Glas in the amount of approximately $42,000. This inventory was pre-sold and committed to orders placed in the third and fourth quarters.

We experienced a significant disruption in the production of our Ginger Kelly product in the Czech Republic. In February 2006 the production furnace used by Mr. Honza Galek, the master glassblower producing the Ginger Kelly glassware, suffered a terminal failure of the refractory lining. Re-build costs were prohibitive and all production was cancelled. Failure of the production furnace in the Czech Republic prevented us from fulfilling orders booked during the spring trade shows in January and early February 2006 and has led to the cancellation of pending sales orders.

Gross Profit for the year ending May 31, 2006 was $313,652 versus $370,445 as at May 31, 2005. The current gross profit of 45 percent of revenue is due entirely to the Company’s wholesale activity. The net loss for the year ending May 31, 2006 was $1,253,788 versus $936,000 for the prior year. We generated negative cash flow from operating activities for the period from inception (April 8, 1998) through May 31, 2006.

Changes in Financial Condition

A summary of expenses for the year ended May 31, 2006 compared to the same period in 2005 is as follows:

       2006

       2005

Consulting

509,437

168,018

Selling expense

101,625

270,410

Legal and other

103,624

103,116

Salaries

229,360

428,976

Depreciation and amortization

10,661

28,962

Office and administration

83,821

  213,726

Travel and entertainment

     18,058

     37,309

1,056,586

1,250,517

Significant changes in the Company's financial condition that warrant discussion include:

Selling expense

Selling expenses were 62.4% lower in the year ended May 31, 2006 than in the same period ended 2005.  Due to established lines, our need for promotional activity was decreased.   We limited our trade show attendance to key shows with guaranteed retailer attendance.  In addition, certain of our expenses were reclassified from Selling Expenses to Office and Administration in our third quarter to properly reflect only sales generating expenses.

Depreciation and amortization

Our property and equipment were fully amortized at the start of this fiscal year and accordingly, our depreciation expense had been greatly reduced as the year ended.

Office and Administration

Office and administration costs were lower by 61% in the year ended May 31, 2006 compared to 2005. This reduction is primarily a result of reduced administrative expenses plus re-classification of expenses previously booked to office and administration and re-allocated to other categories.

Travel and Entertainment

In the year ended May 31, 2006 we cut our travel and entertainment costs by close to 52% by being selective in the trade shows we attended. We also limited our representation at these trade shows, further cutting back travel costs.

Management is currently investigating other ways to improve its business administration.  This may involve additional investments in information technology to create efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

Trends Likely to Have a Material Impact on Short & Long Term Liquidity

Liquidity

Our business is in transition.  Uncertainties in the marketplace that affect sales and product supply of our home décor line of business directly impact liquidity. These uncertainties include, but are not limited to: foreign exchange fluctuations, labor and material shortages, labor disruptions, continued acceptance of the Company’s product within the Company’s market cannot be quantified at this time.

Internal and External Sources of Capital

We have limited assets to sell in order to create short or long term liquidity. Therefore we are dependent on a combination of external sources for funding and the developing trend to increased sales and positive net cash flow to maintain liquidity. Until such time as we have positive cash flow on a monthly basis, the dependence on external capital will remain.

There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us. We have not been able to demonstrate a consistent trend of positive cash flow and profitable quarters, which would a beneficial effect on liquidity.

Investing Activities

Investing activities for the period from inception through May 31, 2006 consisted primarily of the purchase of inventory, property and equipment and soft costs associated with the development of our wholesale activities and supporting infrastructure.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others.  To date, we raised approximately $7 million from the sale of common stock and have borrowed approximately $2 million from investors and shareholders.  As at May 31, 2006, approximately $923,921 remains as debt.  Funds from these sources were used as working capital to fund the on-going development of our wholesale division.

On October 3, 2003, we entered into a merger agreement with Biscayne Bay Trading Corporation (‘Biscayne Bay”), a Florida corporation.  Biscayne Bay was created to market and sell leading home décor and office furnishing products throughout the southeast United States.  The merger became effective October 30, 2003 after which Biscayne Bay ceased to exist.

We issued 35,000 shares of our common stock in exchange for the outstanding shares of Biscayne Bay which equated the aggregate fair market value of approximately $8,000 of Biscayne Bay at the time of merger.  As part of the merger agreement with Biscayne Bay the rights and obligations of Biscayne Bay under a debenture agreement were assigned to us, so that we would receive any subsequent funding under the debenture agreement.  Under this Agreement, we have received $697,000 in convertible debenture financing.

The Company executed a securities purchase agreement dated as of December 7, 2005 (the "Purchase Agreement") with certain accredited investors under which we agreed to sell to these investors our convertible Debentures due three years from the final Closing Date under the Purchase Agreement in the aggregate principal amount of up to $600,000 bearing interest at the rate of 6% per annum and convertible into shares of our Common Stock at a conversion price for each share of Common Stock equal to 75% of the lowest closing bid price per share (as reported by Bloomberg, LP) of our Common Stock for the fifteen trading days immediately preceding the date of conversion. At the close of the offering the company the company completed the sale of an aggregate of $555,000 in Debentures under the Purchase Agreement which resulted in net proceeds of $424,850.

The Company secured additional debenture financing from an accreted investor in the amount of $50,000 under terms similar to the December 7, 2005 purchase agreement and a loan of $101,551 from an accreted investor. Loans and repayments to related parties netted to $20,927. The net total of financing activities for the year ended May 31, 2006 was $597,329. Cash at the end of the period was $32,586.

PLAN OF OPERATION

We have specialized in designing, sourcing, importing, marketing and distributing products for the North American giftware, and home décor sectors. The Company has sourced product from small and mid-sized European based “export ready” manufacturers for sale to independent retailers, designers and key accounts. Sales are made through the Company’s trade name European Sources Direct (ESD).

The principal country of supply was Germany and the principle currency for pricing inventory purchases was the Euro. We negotiated a currency accommodation with our principal supplier that provided some protection from currency fluctuations and a reduction of exposure to foreign currency fluctuations between the Euro and US dollars.

On June 21, 2006, we were informed verbally by a sales representative of a division of Walther-Glas GmbH & Co. KG that Walther-Glas was terminating their agreement with the Company, which is inconsistent with the terms of our agreement with Walther-Glas and our recent working relationship with them.  We have not received any confirmation of this advice from Walther-Glas, and we have requested clarification in writing of Walther-Glas’s position.  Walther-Glas has not shipped the Company’s pre-paid inventory and have ignored the Company’s request for a refund. The Company is carefully reviewing its option to seek a legal solution.

This event, in combination with the disruptions in the production of our Ginger Kelly product, has caused management to review the feasibility of continuing in the home décor sector and to consider alternative business opportunities. In light of the breach of the Company’s agreement with Walther-Glas by Walther-Glas, and its impact on future sales, management has concluded that it is in the best interest of shareholders to seek an alternative business opportunity. The Company plans to phase out of the home décor sector progressively over the period September through December 2006 as inventory is sold, and is considering entering an entirely separate line of business through an acquisition.

Letter of Intent with MCM Integrated Technologies Ltd.

On August 24, 2006, we entered into a preliminary non-binding Letter of Intent (“Letter of Intent”) with MCM Integrated Technologies Ltd. (“MCM”), a Vancouver based company wholly owned by Murat Erbatur, one of our directors.  MCM is pursuing four main areas of business: wholesale distribution of home automation equipment and computer peripherals to third party installers, and home automation projects in three main areas: homes [which includes single unit detached homes, single-unit town homes and single unit condominiums], town home projects, and condominium projects.

The Letter of Intent provides for the acquisition of all of the assets and ongoing contracts of MCM by us, for a price based on an independent third party evaluation of the fair market value of the acquired assets including current assets, liabilities and future value based on the pro forma three year business plan for Intelligent Living. The form of payment is to be a combination of common shares of the Company and cash, and the terms of payment would be negotiated between buyer and seller based on a formula structured to reflect current and future value as determined in the purchase price

Our Potential Businesses

With our decision to phase out of the business of designing, sourcing, importing, marketing and distributing products for the North American giftware market, and our ongoing evaluation of the possible negotiation of an agreement to acquire MCM, our Board of Directors has determined that, if we do not proceed to acquire MCM, our business model should be re-evaluated to identify and acquire another business through a business combination. As of this date, we have not entered into any agreements relating to any such acquisitions.

We realized negative cash flow of $520,284 from operating activities for the twelve months ending May 31, 2006 compared to negative cash flow of $774,621 from operating activities for the year ended May 31, 2005.

Collection of accounts receivable and sale of prepaid inventory is estimated to be sufficient to sustain the current level of operations through to the end of January 2007

OFF BALANCE-SHEET ARRANGEMENTS

During the year ended May 31, 2006, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

ITEM  7.     FINANCIAL  STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Elgrande International, Inc. and Subsidiaries

San Diego, California

We have audited the accompanying  balance sheets of Elgrande International, Inc. as of May 31, 2006 and 2005, and the related  statements of operations, stockholders’ equity and cash flows for the years then ended.  These  financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these  financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the  financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the  financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall  financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the  financial statements referred to above present fairly, in all material respects, the  financial position of Elgrande International, Inc. as of May 31, 2006 and 2005, and the  results of their operations and their cash flows for the years then ended,  in conformity with accounting principles generally accepted in the United States of America.

The accompanying  financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the  financial statements, the Company has a working capital deficit, is dependent on financing to continue operations, and has suffered recurring losses to date, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The  financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Chisholm, Bierwolf & Nilson

Chisholm Bierwolf & Nilson, LLC

Bountiful, Utah

August 4, 2006

ELGRANDE INTERNATIONAL, INC.
(Formerly known as Elgrande.com, Inc.)
CONSOLIDATED BALANCE SHEETS
	May 31,	May 31,
A S S E T S	2006	2005
CURRENT ASSETS
Cash	$32,586	$7,918
Accounts receivable	54,334	163,671
Prepaid expenses	2,296	-
Prepaid inventory	41,186	-
Inventory	213,314	256,898
Employee expense advances	2,624	2,884
GST tax refundable	3,806	6,999
TOTAL CURRENT ASSETS	350,146	438,370
PROPERTY AND EQUIPMENT, NET	-	1,950
OTHER ASSETS
Software, net	100,395	46,596
Deposits	32,987	33,062
TOTAL OTHER ASSETS	133,383	79,658
TOTAL ASSETS	$483,529	$519,978

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y ( D E F I C I T )
CURRENT LIABILITIES
Accounts payable	$275,797	$282,740
Accrued liabilities	304,618	240,759
Accrued interest	8,325	35,142
Debentures	277,500	35,000
Derivative liability	251,191	-
Loans payable	923,921	766,590
Debentures and loans payable, related parties	433,775	249,839
TOTAL CURRENT LIABILITIES	2,475,127	1,610,070

LONG-TERM LIABILITIES
Accounts payable	130,478	126,710

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 500,000,000 shares authorized,
$.001 par value; 39,512,479 shares
issued and outstanding	39,512	23,439
Additional paid-in capital	9,616,114	9,270,158
Accumulated deficit	(11,767,183)	(10,513,395)
Accumulated other comprehensive income (loss)	(10,520)	2,996
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,122,076)	(1,216,802)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$483,529	$519,978

The accompanying notes are an integral part of these financial statements.

ELGRANDE INTERNATIONAL, INC.
(Formerly known as Elgrande.com, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Year Ended May 31,	Year Ended May 31,
	2006	2005
R E V E N U E S	$690,410	$1,040,306

COST OF REVENUES	377,089	669,861

GROSS PROFIT	313,652	370,445

E X P E N S E S
Consulting fees	509,437	168,018
Legal and professional fees	103,624	103,116
Salaries	229,360	428,976
Depreciation and amortization	10,661	28,962
Office and administration	145,557	123,107
Travel and entertainment	18,058	37,309
Selling expense	101,625	270,410
Rent	115,645	79,969
Miscellaneous	(177,381)	10,650
TOTAL OPERATING EXPENSES	1,056,586	1,250,517

LOSS FROM OPERATIONS	(742,934)	(880,072)

OTHER INCOME (EXPENSE)
Debt forgiveness	-	29,777
Interest income	126	38
Interest expense	(510,979)	(85,743)
TOTAL OTHER INCOME (EXPENSE)	(510,854)	(55,928)

NET LOSS	(1,253,788)	(936,000)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain (loss)	(13,516)	12,244
COMPREHENSIVE LOSS	$(1,240,272)	$(923,756)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.04)	$(0.05)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	31,785,056	17,675,422

The accompanying notes are an integral part of these financial statements.

ELGRANDE INTERNATIONAL, INC.
(Formerly Known as Elgrande.com, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
					Accumulated
	Common Stock				Other	Total
	Number		Additional	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Deficit
Balance, May 31, 2003	3,540,283	$3,540	$6,608,089	$(8,345,618)	$(5,995)	$(1,739,984)
Stock issued for debt and interest at an average of
$0.31 per share	4,354,181	4,354	1,366,991	-	-	1,371,345
Stock issued for accrued expenses at an average of
$0.16 per share	1,480,489	1,480	239,280	-	-	240,760
Stock issued for conversion of debentures at an average
of $.14 per share	308,333	308	42,192	-	-	42,500
Stock issued for services at an average of $0.31 per share	122,184	122	37,210	-	-	37,332
Stock rescinded	(35,000)	(35)	35	-	-	-
Stock issued for cash at $0.08 per share less
$233,386 for issuance costs	7,189,089	7,190	537,420	-	-	544,610
Warrants expired		-	-	-	-	-
Options expired	-	-	-	-	-	-
Miscellaneous stock adjustment for reverse split	41	-	-	-	-
Net loss for the year ended May 31, 2004	-	-	-	(1,231,777)	-	(1,231,777)
Foreign currency translation gain (loss)	-	-	-	-	(3,253)	(3,253)
Balance, May 31, 2004	16,959,600	16,960	8,831,216	(9,577,395)	(9,248)	(738,467)
Stock issued for services at an average of $0.07
per share	136,143	136	9,607	-	-	9,743
Stock issued for compensation at an average of
$0.05 per share	138,125	138	6,996	-	-	7,134
Stock issued for debt and interest at an average of
$0.07 per share	6,205,799	6,205	422,339	-	-	428,544
Net loss for the year ended May 31, 2005	-	-	-	(936,000)	-	(936,000)
Foreign currency translation gain (loss)	-	-	-	-	12,244	12,244
Balance, May 31, 2005	23,439,667	23,440	9,270,158	(10,513,395)	2,996	(1,216,802)
Stock issued for compensation at an average of
$0.05 per share	2,559,990	2,560	104,960	-	-	107,520
Stock issued for compensation at an average of
$0.02 per share	4,000,000	4,000	63,200			67,200
Stock issued for services at an average of $0.04
per share	9,012,822	9,013	173,296	-	-	182,309
Stock issued for debt and interest at an average of	500,000	500	4,500			5,000
$0.01 per share
Net loss for the year ended May 31, 2006	-	-	-	(1,253,788)	-	(1,253,788)
Foreign currency translation gain (loss)	-	-	-	-	(13,516)	(13,516)
Balance, May 31, 2006	39,512,479	$39,513	$9,616,114	$(11,767,183)	$(10,520)	$(2,122,077)

The accompanying notes are an integral part of these financial statements.

ELGRANDE INTERNATIONAL, INC.
(Formerly known as Elgrande.com, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOW
	Year Ended May 31,	Year Ended May 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,253,788)	$(936,000)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization of debt discount	277,500	-
Services paid by issuance of common stock	200,881	9,743
Compensation paid by issuance of common stock	107,520	7,134
Stock issued for interest expense	101,600	9,123
Gain on derivative instruments	(173,659)	-
Depreciation	4,290	20,819
Amortization	6,371	8,143
Forgiveness of debt	-	(29,777)
Payables rolled up into convertible debt	60,000	-
Bad Debt expense	73,039	-
Decrease (increase) in:
Accounts receivable	109,337	34,524
Prepaid expenses	(2,296)	7,845
Prepaid inventory	(41,186)	-
Inventory	43,584	36,816
Other assets	75	26,993
Accrued liabilities	(63,859)	(70,068)
Accounts payable	6,943	46,225
Commitments and contingencies	-	24,596
Increase (decrease) in:
GST tax refundable	(3,193)	-
Employee advance receivable	(260)	(519)
Accrued interest	26,818	29,782
Net cash used in operating activities	(520,284)	(774,621)
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	-	(1,641)
Software acquisition	(65,893)	(54,740)
Purchase of property and equipment	-	-
Net cash used in investing activities	(65,893)	(56,381)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans, related party	111,927	142,837
Repayment of loans, related party	(91,000)	(137,167)
Proceeds from loans	576,401	752,108
Repayment of loans	-	(18,359)
Issuance of common stock for cash	-	-
Net cash provided by financing activities	597,329	739,419
Net increase (decrease) in cash	11,152	(91,583)
Foreign currency translation gain (loss)	13,516	2,627

Cash, beginning of period	7,918	96,874
Cash, end of period	$32,586	$7,918

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued liabilities paid with stock	$-	$400,000
Common stock issued for debt and interest	$-	$19,421

The accompanying notes are an integral part of these financial statements.

ELGRANDE INTERNATIONAL, INC.

(Formerly known as Elgrande.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2006

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Elgrande International, Inc., (formerly known as Elgrande.com, Inc.) (hereinafter, “the Company”), was incorporated in April 1998 under the laws of the State of Nevada. Through the year ended May 31, 2001, the Company was primarily involved in developing and marketing internet applications, specifically for books, software, audio and video media, and computer games and the on-line sales of media and computer equipment. The Company began operating the Elgrande.com web site on June 2, 1999. This web site sold books, media and computer hardware and software direct to consumers. This web site was subsequently terminated and replaced with the Company’s Shopengine.net web site in November of 2001. The Shopengine.net web site sold handcrafted products from international artists and craftsmen direct to consumers. This web site was terminated in May 2002 as planning began for the Company’s giftware and home décor wholesale operations. We commenced operation of our wholesale business in January 2003.

During the year ended May 31, 2003, the Company changed its focus and now sourcing, manufacturing, importing and distributing European designed giftware and home products. The Company is doing business under the trade name “European Sources Direct”. The Company maintains an office in Vancouver, British Columbia, Canada.

Elgrande International, Inc. formed a subsidiary, Yaletown Marketing Corp., a British Columbia Corporation, to provide management and administrative services for the Company. Yaletown Marketing was incorporated February 23, 1999 in Victoria, British Columbia, Canada. For administrative reasons associated with amendments to the B.C. Incorporations Act Yaletown ceased to operate in May 2006. On March 31, 2006, the Company formed a new wholly owned subsidiary, Cardinal Points Trading Corporation, a British Columbia Corporation, to take up the role of Yaletown Marketing Corp. in continuously providing management and administration services for the Company.

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

May 31, 2006

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

Advertising and Marketing Expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. It also includes expenses related to trade shows and display racks supplied to customers. The Company expenses all advertising expenditures as incurred.  The Company’s advertising expenses were $101,625 and $270,410 for the years ended May 31, 2006 and 2005, respectively.

ELGRANDE INTERNATIONAL, INC.

(Formerly known as Elgrande.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2006

Bad Debts

The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions.  At May 31, 2006 and 2005, there was no allowance for doubtful accounts. For the years ended May 31, 2006, the Company record $25,000 as bad debt expense. Re-classification of inter-company accounts from 2004 resulted in a bad debt expense of $48,039 in the current year.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.  At May 31, 2006 and 2005, the Company did not have cash equivalents.

Compensated Absences

Employees of the Company are entitled to paid vacation, sick, and personal days off, depending on job classification, length of service, and other factors.  The Company accrues vacation expense throughout the year.  Accrued compensated absences as of May 31, 2006 and 2005 were approximately $1,432 and $27,177, respectively.

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

May 31, 2006

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

At May 31, 2006, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings per Share

The Company has adopted Statement of Financial Accounting Standards Statement  No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of common shares outstanding.  Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.  As of May 31, 2006, the Company had convertible debt of $1,516,653, which is included in debentures and related party loans payable and considered to be antidilutive.

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

May 31, 2006

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, at May 31, 2006 the Company has an accumulated deficit of $11,767,183, and current liabilities in excess of current assets by $2,124,981.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Inventory

Inventories, consisting of products available for sale, are recorded using the first-in first-out method and valued at the lower of cost or market value.  Inventory at May 31, 2006 and 2005 consists of tableware for resale with a recorded cost of $213,314 and $256,898, respectively.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company transactions and balances have been eliminated in consolidation.  References herein to the Company include the Company and its subsidiaries, unless the context otherwise requires.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.  See Note 3.

ELGRANDE INTERNATIONAL, INC.

(Formerly known as Elgrande.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2006

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

At May 31, 2006, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $3,200,000 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at May 31, 2006.  The significant components of the deferred tax asset at May 31, 2006 and May 31, 2005 were as follows:

	May 31, 2005	May 31, 2004
Net operating loss carry forward	$ 9,500,000	$ 8,600,000
Deferred tax asset	$ 3,200,000	$ 2,900,000
Deferred tax asset valuation allowance	(3,200,000)	(2,900,000)
Net deferred tax asset	$ -	$ -

At May 31, 2006, the Company has net operating loss carryforwards of approximately $9,500,000, which expire in the years 2019 through 2024.  The Company recognized approximately $360,000 of losses from issuance of restricted common stock and stock options for services in fiscal 2006 and 2005, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets.  The change in the allowance account from May 31, 2005 to May 31, 2006 was $300,000.

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

May 31, 2006

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (hereinafter “SFAS No. 109”).  This statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that opinion; however, included certain exceptions to that principle.  This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued.  During the year ended May 31, 2006, the Company adopted SFAS No. 153.  The Company has determined that there was no financial impact from the adoption of this statement.

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

Short-term Deposits

The Company’s principal product supplier required prepayment for products ordered.  The amount of $41,186 represents inventory ordered and prepaid but not received at May 31, 2006.

ELGRANDE INTERNATIONAL, INC.

(Formerly known as Elgrande.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2006

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property and equipment for purposes of computing depreciation are three to seven years. The following is a summary of property, equipment, and accumulated depreciation:

	May 31, 2006	May 31, 2005
Computer hardware	$112,080	$ 109,740
Furniture and fixtures	78,016	78,016
Subtotal	190,096	187,756
Less accumulated depreciation	(190,096)	(185,806)
Property and equipment - net	$ -	$ 1,950

Depreciation expense for the year ended May 31, 2006 and 2005 was $4,290 and $20,819, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 – INTANGIBLE ASSETS

The Company adopted SOP 98-1 as amplified by EITF 00-2, “Accounting for Web Site Development Costs.”  In accordance with the adoption, the Company capitalized $545,645 in web site development costs, which is the contractual cost of data base software purchased from an independent software supplier.  No portion of this software was internally developed and, accordingly, there are no internal costs associated with this software which were charged to research and development.  Consistent with SOP 98-1, the costs of this software—which was purchased solely for internal use and will not be marketed externally—have been capitalized. Capitalized costs are amortized on the straight line basis over five years.  At May 31, 2006, this software was fully amortized.

ELGRANDE INTERNATIONAL, INC.

(Formerly known as Elgrande.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2006

At May 31, 2006, the Company has capitalized an additional $118,293 for the development of an ERP system designed to integrate all departments and functions across the Company into a single computer system database, thereby allowing various departments to share information.  Amortization expense for the year ended May 31, 2006 was $6,371.  The Company amortizes this system using the straight line method over five years.

NOTE 5 – COMMON STOCK AND WARRANTS

During the year ended May 31, 2006, the Company issued 500,000 shares of common stock in payment of interest of $5,000; 9,012,822 shares of common stock for services valued at $182,309 and 6,559,990 shares of common stock for compensation valued at $174,720.

During the year ended May 31, 2005, the Company issued 6,205,799 shares of common stock in payment of debt and interest of $428,544; 136,143 shares of common stock for services valued at $9,743 and 138,125 shares of common stock for compensation valued at $7,134.

During the years ended May 31, 2006 and 2005, all stock issued for other than cash was valued at the fair market value of the stock at the date of grant.

NOTE 6 – COMMON STOCK OPTIONS

Since 1998 the Company has registered 5 stock option plans entitled the Elgrande.com Inc. 1998 Stock Option Plan, Elgrande.com Inc. 1999 Stock Option Plan, Elgrande.com Inc. 2000 Stock Option Plan, the Elgrande.com Inc. 2003 Stock Option Plan , the Elgrande International, Inc. 2005 Stock Option Plan and the Elgrande International, Inc. 2006 Stock Option Plan, hereinafter “the Plans”. Their purpose is to advance the business and development of the Company and its shareholders by enabling employees, officers, directors and independent contractors or consultants of the Company the opportunity to acquire a proprietary interest in the Company from the grant of options to such persons under the Plans' terms. The Plans provide that the Company’s board of directors may exercise its discretion in awarding options under the Plans. The Board determines the per share option price for the stock subject to each option.  All options authorized by each plan must be granted within ten years from the effective date of the Plan.

During the years ended May 31, 2004, 2005, and 2006 the Company did not issue any new common stock options.  Additionally, no options were exercised, and 30,000 options that were issued in 2002 vested during 2004.

The fair value of each of the above options granted was estimated on the grant date using the Black-Scholes Option Price Calculation.  The following assumptions were made to estimate fair value:  the risk-free interest rate is 5%, volatility is 50%, and the expected life of the options is five years.

ELGRANDE INTERNATIONAL, INC.

(Formerly known as Elgrande.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2006

The following is a summary of the Company's stock option plans:

	Number of Shares	Weighted Average Exercise Price

Options outstanding and exercisable at May 31, 2005	55,000	$1.00
Options outstanding and exercisable at May 31, 2006	55,000	$1.00

NOTE 7 – RELATED PARTIES

During the year ended May 31, 2006, one of the Company’s officers loaned the Company $111,927 which is uncollateralized, due on demand and bears no interest.  The Company repaid $91,000 to its officer in cash during 2006.

During the year ended May 31, 2006, the Company issued a 8% convertible debenture to one of its officers in the amount of $320,000.  This debenture is convertible at the fair market value at the date of conversion per share on or before the maturity date of 1 June, 2008.  There are no other stated terms of repayment.

During the years ending May 31, 2006 and 2005, the Company paid its officers and directors $19,577 and $9,720, respectively, in consulting fees.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company rents office space in Vancouver, B.C., Canada for $6,741 base rent per month under a lease which is effective until July 30, 2008.  The Company can terminate the lease with 6 months notice.

Future minimum lease payments under this operating lease at May 31, 2006 for each of the next three calendar years are:

2006	$80,892
2007	$80,892
2008	$13,482

ELGRANDE INTERNATIONAL, INC.

(Formerly known as Elgrande.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2006

Commitments

During July 2003, the Company agreed to issue up to $600,000 of common stock to Walther-Glas plus an option to purchase $200,000 of additional common stock shares for inventory of $400,000.  The accrued liability of $400,000 for inventory was converted to common shares in the year ended May 31, 2005.

NOTE 9 – CONCENTRATION OF CREDIT RISK

Cash

The Company maintains cash balances at two banks.  Accounts at each institution are insured by the Canadian Depository Insurance up to $60,000 in Canadian funds.  At May 31, 2006 and 2005, no account exceeded this limit.

Economic Dependency

During the fiscal year ended May 31, 2006, the Company expanded its product line but each individual product is supplied by its own supplier.  The Company currently purchases approximately 80% of its product line from one supplier.

NOTE 10 – NOTES AND DEBENTURES PAYABLE

Short-term Notes

During 2004, the Company issued common stock for $15,495 for outstanding debt, and paid additional debt of $29,956 in cash for outstanding debts of which $14,574 was accrued interest.  During 2005, the Company borrowed $7,000 from an outside party, due on demand, no interest.  In addition, the Company repaid a loan balance of $18,359 in cash and $19,421 in shares of common stock. In 2006 the Company issued $5,000 in shares of common stock for interest payments.

Debentures

Three 12% convertible debentures were issued to private investors during the year ended May 31, 2004, in the amount of $42,500.  These debentures were converted to 308,333 shares of common Stock at May 31, 2004.  In addition, the Company issued $60,911 of common stock for outanding loans.

During the years ended May 31, 2002 and 2001, the Company issued 12%, subordinated convertible debentures for a total of $172,042, of which $32,030 was to related parties.  The debentures matured on various dates beginning January 1, 2002 through May 2002 and pay simple interest quarterly.  The debentures are convertible to common stock at a conversion price equal to the average closing bid price for the five trading days immediately prior to the conversion date.  During the year ended May 31, 2002, all debenture holders signed an agreement to extend the terms of their debentures for one year.  During the year ended May 31, 2003, $11,135 was repaid in cash.  Subsequent to May 31, 2003, the Company negotiated the extension of all the debentures outstanding.  During the year ended May 31, 2004, an additional $158,262 in debentures were issued to a related party, $74,456 of debentures were paid with stock to non-related parties and $12,030 of interest was paid in cash to a related party.  During the year ended May 31, 2005, the Company paid $27,500 cash in payment of debentures to related parties. (See Note 7)

ELGRANDE INTERNATIONAL, INC.

(Formerly known as Elgrande.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2006

During the year ended May 31, 2004, private investors loaned the Company $315,248 which was unsecured with a 12% interest rate of per annum.  The Company issued shares of common stock in full payment of $1,135,248.

During the year ended May 31, 2005, a private investor made loans to the Company in the aggregate amount of $745,108.  These loans have an interest rate of 8% per annum and are collateralized by all of the Company’s inventory and accounts receivable.  The underlying note is convertible into 9,000,000 shares of common stock.  At May 31, 2005, the Company accrued interest on the principal of $8,560.

During the year ended May 31, 2006 an existing debenture in the amount of $161,000 was amalgamated with short term debt into a new debenture in the amount $320,000 bearing an interest rate of 8%. In addition new debentures totaling $605,000 bearing an interest rate of 6% were issued pursuant to financing activities. Total accrued interest for the year ending May 31, 2006 is $39,558.

NOTE 11 – MERGER AGREEMENT

On October 31, 2003, the Company and Biscayne Bay Trading Corporation (“Biscayne Bay”, a Florida corporation, entered into a merger agreement.  Biscayne Bay was created to market and sell leading home décor and office furnishing products throughout the southeast United States.  The merger become effective October 31, 2003 and Biscayne Bay ceased to exist.

The Company issued 35,000 shares of its common stock in exchange for the outstanding shares of Biscayne Bay which equated to the aggregate fair market value of approximately $8,000 of Biscayne Bay at the time of merger.  This investment has bee subsequently impaired and has no value.

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

Subsequent to the merger, the Company deposited 2,000,000 shares of the Company's common stock with an escrow agent as security for its performance under the Biscayne Bay agreement. An additional 6,500,000 shares were placed in escrow during the year ended May 31, 2004. The Company received $544,610 in cash for the issuance of debentures.  The debentures were immediately converted to 7,189,089 shares of common stock.

These debentures bear an 8% interest rate and are discounted 11.5%.  The discount of $80,154 has been recorded as interest expense since the debentures were immediately converted to common stock.

ELGRANDE INTERNATIONAL, INC.

(Formerly known as Elgrande.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2006

NOTE 12 – DEBT FORGIVENESS

During the years ended May 31, 2005, the Company recorded income of $29,777 from the Company’s vendors forgiving old accounts payable.  In accordance with Financial Accounting Standards Board No. 145, these gains are included in other income in the Company’s statement of operations.

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

Our executive officers and directors and their ages as of September 13, 2006 are as follows:

NAME

AGE

POSITION

______________________________________________________________________________________

Michael  F.  Holloran

   58

President, CEO and Director

Murat Erbatur

   56

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

MURAT ERBATUR, DIRECTOR

Murat F. Erbatur founded and is currently President and CEO of MCM Integrated Technologies Ltd and ScanTech Imaging Corp. MCM is one of the leading providers of information technology products and services. ScanTech Imaging Corp. is the market leader in fillable and linkable forms for the mutual fund industry. Mr. Erbatur has held these positions for the past 10 years and 8 years respectively. Mr. Erbatur has spent most of his 32-year professional career in computers and their applications in technical and business environments. His career includes 11 years with Swan Wooster Engineering, three years as Vice President of Engineering Software Development Corp, two years as Director of Marketing with REBIS Industrial Work Group Software and six years with Simons International as Manager, Computer Applications.  Mr. Erbatur received a B.Sc. degree in Civil Engineering from Robert College (Istanbul, Turkey) in 1972 and a Masters degree in Engineering from University of British Columbia in 1973.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We believe that during the fiscal year ended May 31, 2006, Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were satisfied.

Number

Transactions

Known Failures

Of late

Not Timely

To File a

Name and principal position

Reports

Reported

Required Form

______________________________________________________________________________________

Michael F. Holloran, President & CEO

0

0

0

Thomas A. Simons

0

0

0

ITEM  10.     EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual compensation for services in all capacities to us for the years ended May 31, 2006 and May 31, 2005:

SUMMARY COMPENSATION TABLE

Long-Term Compensation

                      Annual Compensation

          Awards

     Payouts

(a)

(b)

(c)

(d)

(e)

(f)

(g)

(h)

(i)

Name

Other

Restricted

Securities

and

Annual

Stock

Underlying

LTIP

All Other

Principal

Year

Salary

Bonus

Comp.

Awards(1)

Options/

Payouts

Comp.

Position                                                   ($)

 ($)

 ($)

($)

SARs(#)

($)

($)

Michael F. Holloran(1)

2006

$19,577

$0

$0

$0

-0-

$0

$0

President and Director

2005

$9,720

$0

$0

$0

-0-

$0

$0

_____________________

(1)    Mr. Holloran's annual contract amount of $120,000 is paid in combination of cash and stock. The amount of stock due is calculated monthly based on the amount of unpaid compensation and the lowest closing price of the Company’s shares within the month.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No options/SARs were granted in the fiscal year ended May 31, 2006.

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

No officer or Director exercised any options in the fiscal year ended May 31, 2006.

LONG TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

We have not otherwise awarded any stock options, stock appreciation rights or other form of derivative security or common stock or cash bonuses to our executive officers and directors.

COMPENSATION OF DIRECTORS

The members of our Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

EMPLOYMENT CONTRACTS

Our current CEO and President, Michael F. Holloran, is party to a consulting contract at a salary of $120,000 per annum payable in a combination of cash and shares at the discretion of the board of directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 13, 2006, information concerning the beneficial ownership of the our Common Stock by (i) each person who is known by us to own beneficially more than 5% of our Common Stock, (ii) each of our directors and officers, and (iii) all of our directors and executive officers as a group.

Title of

Name and Address

Amount and Nature

 % of

Class

of Beneficial Owner

of Beneficial Ownership    Class

______________________________________________________________________________________

Common

Michael F. Holloran (1)

3,785,117     Direct

7.8%

Stock

c/o 1450 Kootenay St.

Vancouver, B.C. V5K 4R1

Thomas A. Simons (2)

13,335,864   Direct

27.5%

3685 Cameron Street

Vancouver, B.C. V6R 1A1

All officers and directors

as a Group (2 persons)

3,785,117     shares

7.8%

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

Our By-Laws include a provision regarding related party transactions which requires that each participant to such transaction identify all direct and indirect interests to be derived as a result of the Company's entering into the related transaction. A majority of the disinterested members of the board of directors must approve any related party transaction. We have an employment contract with Michael F. Holloran, our Chairman and CEO, providing for annual compensation of $120,000, and expiring on June 30, 2008.

On August 24, 2006, we entered into a preliminary non-binding Letter of Intent (“Letter of Intent”) with MCM Integrated Technologies Ltd. (“MCM”), a Vancouver based company wholly owned by Murat Erbatur, one of our directors.  MCM is pursuing four main areas of business: wholesale distribution of home automation equipment and computer peripherals to third party installers, and home automation projects in three main areas: homes [which includes single unit detached homes, single-unit town homes and single unit condominiums], town home projects, and condominium projects. The Letter of Intent provides for the acquisition of all of the assets and ongoing contracts of MCM by us, for a price based on an independent third party evaluation of the fair market value of the acquired assets including current assets, liabilities and future value based on the pro forma three year business plan for Intelligent Living. The form of payment is to be a combination of common shares of the Company and cash, and the terms of payment would be negotiated between buyer and seller based on a formula structured to reflect current and future value as determined in the purchase price

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

In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filings set forth below:

EXHIBIT

NUMBER

DESCRIPTION

Ex  3.1

Articles of Incorporation

3.1 in Form 10-SB dated  Feb 2, 1999

Ex  3.11

By-Laws

3.11 in Form 10-SB dated Feb 2, 1999

Ex   4.2

Form of 12% Convertible debenture

4.2 in Form 10-KSB dated Aug 21, 2001

Ex   4.3

Form of Stock Purchase Warrant

4.3 in Form 10-KSB dated Aug 21, 2001

Ex   4.4

Stock Purchase Agreement, between

4.4 in Form SB-2 dated May 17, 2002

Company and IFG Private Equity LLC

Ex   4.5

Commitment Warrant to IFG

4.5 in Form SB-2 dated May 17, 2002

Private Equity LLC

Ex   4.6

Registration Rights Agreement, between

4.6 in Form SB-2 dated May 17, 2002

Company and IFG Private Equity LLC

Ex   4.7

1998 Directors' & Officers' Stock Option Plan

99.1 in Form S-8 dated Feb 29, 1999

Ex   4.8

1999 Stock Option Plan

99.2 in Form S-8 dated Feb 29, 1999

Ex  4.9

2001 Stock Option Plan

4.7 in Form S-8 filed November 27, 2001

Ex  4.10

2003 Stock Option Plan

4.8 in Form S-8 filed October 25, 2002

Ex  4.11

2005 Stock Option Plan

4.8 in Form S-8 filed July 28, 2005

Ex  4.12

2006 Stock Option Plan

4.8 in Form S-8 filed April 28, 2006

Ex  10.3

M. Page-Consulting Agreement

10.3 in Form 10-SB dated Feb 2, 1999

Ex  10.4

C. Parfitt-Consulting Agreement

10.4 in Form 10-SB dated Feb 2, 1999

Ex  10.6

Office lease dated Aug 27, 1998

10.6 in Form 10-SB dated Apr 21, 1999

Ex  10.7

Office lease dated Dec 22, 1998

10.7 in Form 10-SB  dated Apr 21, 1999

Ex  10.8

Wolnosc International-Consulting  Agreement

10.8 in Form 10-SB dated Aug 29, 2000

Ex  10.9

Office lease dated Jan 1, 2000

10.9 in Form 10-SB dated Aug 29, 2000

Ex  10.10

Capital Lease Agreement

10.10 in Form 10-SB dated Aug 29, 2000

Ex  10.11

Michael F. Holloran - Consulting Agreement

10.11 in Form 10-KSB dated Aug 21, 00      2001

Ex  10.12

Sublease Agreement of Company's

10.12 in Form 10-QSB dated Oct 15,

offices dated August 7, 2001

2001

Ex  10.13

Addendum to the Sublease dated

10.13 in Form 10-QSB dated Oct 15,

August 22, 2001

2001

Ex  10.14

Paul Morford Consulting Agreement

10.14 in Form 10-QSB dated Oct 15,

2001

Ex 10.15

8% Secured Convertible Promissory

4.7 in Form 8-K dated January 4,

Note due December 31, 2006

2005

Ex 10.16

Securities Purchase Agreement, dated

10.15 in Form 8-K dated January 13,

December 7, 2005, by and among the

2006

Company and the holders of the Company’s

6% Convertible Debentures, with the form

of Debenture attached

10.17

Registration Rights Agreement, dated

10.16 in Form 8-K dated January 13,

December 7, 2005, by and among the

2006

Company and the Holders of the 6%

Convertible Debentures

Ex  21

List of Subsidiaries

21 in Form 10-SB  dated Aug 29, 2000

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)

Audit related fees for 2005: $20,115

(2)

Audit related fees for re-audit 2005 and audit 2006: $27,383

(3)

 Tax fees for 2005: $3,012

(4)

Tax fees for 2006: $3,012

(5)

All other fees: NA

(6)

Audit committee pre-approval processes, percentages of services approved by audit committee, percentage of hours spent on audit engagement by persons other than principal accountant’s full time employees: NA

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf the undersigned, thereto duly authorized.

Dated:  September 13, 2006

               Elgrande International, Inc.

               By:  /s/ Michael F. Holloran

                    -----------------------------

                    Michael F. Holloran,

                    President, Chief Executive Officer, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 13, 2006.

     SIGNATURE                              CAPACITY

________________________________________________________________________

-

/s/  Murat Erbatur

_____________________                   Director

     Murat Erbatur