Form 10QSB
period 2006-08-31
ELGRANDE INTERNATIONAL, INC.
filed 2006-10-17
CIK 1073362

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES

        EXCHANGE ACT  OF  1934

        For the Quarterly period ended August 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes  [X] No

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

            Class                                      August 31, 2006

-------------------------------                     -----------------------

Common stock, $ 0.001 par value                           41,512,479

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

                             ELGRANDE INTERNATIONAL, INC.

                                FORM 10-QSB

                For the Quarterly period ended August 31, 2006

                               TABLE OF CONTENTS

                                                                        Page

PART  I.  FINANCIAL  INFORMATION                                          3

ITEM  I - Unaudited  Consolidated  Financial Statements

          Consolidated Balance Sheets as of

          August 31, 2006 (Unaudited) and  May  31,  2006                 3

          Consolidated  Statements  of  Operations

          for  the  Three Months ended  August 31,

          2006 and  2005  (Unaudited)                                     4

          Consolidated  Statements  of  Cash  Flows

          for  the  Three  Months  ended August 31, 2006

          and  2005 (Unaudited)                                           5

          Condensed Notes to Consolidated Interim Financial Statements    6

ITEM  2   Management's  Discussion  and  Analysis  of

          Financial  Condition  and  Results  of  Operations              10

Item 3    Controls and Procedures                                         14

PART II.  OTHER  INFORMATION                                              15

Signatures                                                                15

PART  I.  FINANCIAL  INFORMATION

Item 1 - Financial Statements

ELGRANDE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	August 31
	2006	May 31,
A S S E T S	(Unaudited)	2006
CURRENT ASSETS
Cash	$2,469	$32,586
Accounts receivable	42,039	54,334
Prepaid expenses	2,282	2,296
Prepaid inventory	40,939	41,186
Inventory	165,729	213,314
Employee expense advances	2,622	2,624
GST tax refundable	3,249	3,806
TOTAL CURRENT ASSETS	259,330	350,146

PROPERTY AND EQUIPMENT, NET	-	-

OTHER ASSETS
Software, net	94,690	100,396
Deposits	19,364	32,987
TOTAL OTHER ASSETS	114,054	133,383

TOTAL ASSETS	$373,383	$483,529

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y ( D E F I C I T )
CURRENT LIABILITIES
Accounts payable	$276,651	$275,797
Accrued liabilities	335,817	304,618
Accrued interest	-	-
Debentures	138,750	92,500
Derivative liability	145,805	155,399
Loans payable	926,479	923,921
Debentures and loans payable, related parties	428,060	433,775
TOTAL CURRENT LIABILITIES	2,251,562	2,186,010

LONG – TERM LIABILITIES
Accounts payable	130,294	130,478

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 500,000,000 shares authorized,
$0.001 par value; 41,512,469 shares
issued and outstanding, respectively	41,512	39,512
Additional paid-in capital	9,634,114	9,616,114
Accumulated deficit	(11,670,926)	(11,478,066)
Accumulated other comprehensive income (loss)	(13,173)	(10,520)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,008,473)	(1,832,960)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$373,383	$483,529

See accompanying condensed notes to the financial statements.

ELGRANDE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2006	2005
	(unaudited)	(unaudited)

R E V E N U E S
Product sales	$96,010	$163,942

COST OF REVENUES	62,232	150,759

GROSS PROFIT (LOSS)	33,778	13,183

E X P E N S E S
Consulting fees	63,896	38,240
Legal and professional fees	5,603	24,795
Salaries	51,694	96,112
Depreciation and amortization	5,976	2,737
Office and administration	10,845	10,349
Travel and entertainment	75	8,931
Selling expense	4,892	24,058
Rent	31,636	27,078
Bad debts	-	1,172
TOTAL OPERATING EXPENSES	174,616	233,472

LOSS FROM OPERATIONS	(140,838)	(220,289)

OTHER INCOME (EXPENSE)
Non – Operating Income	12,067	5,384
Interest income	46	23
Interest expense	(64,134)	(7,176)
TOTAL OTHER INCOME (EXPENSE)	(52,021)	(1,769)

NET LOSS	(192,860)	(222,058)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	(2,653)	6,077

COMPREHENSIVE LOSS	$(195,513)	$(215,981)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	41,273,349	23,439,667

See accompanying condensed notes to the financial statements.

ELGRANDE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	August 31	August 31
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(192,860)	$(222,058)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization of debt discount	46,250	-
Services paid by issuance of common stock	20,000	-
Gain on derivative instruments	(9,594)
Depreciation	5,851	2,620
Amortization	125	117
Allowance for bad debts	-	1,172
Commitments and contingencies	-	1,464
Decrease (increase) in:
Accounts receivable	12,295	(3,998)
Prepaid expenses	14	(2,124)
Prepaid inventory	247	(21,819)
Inventory	47,585	50,434
Employee advance receivable	2	4,694
Increase (decrease) in:
Bank overdraft	13,243	18,565
GST tax refundable	(557)	279
Accrued interest	16,650	22,909
Accrued liabilities	31,199	44,164
Accounts payable	854	(18,953)
Net cash used in operating activities	(25,346)	(122,534)

Cash flows from investing activities:
Deposits	13,623	1,731
Software acquisition	(270)	-
Purchase of property and equipment	-	-
Net cash used in investing activities	13,353	1,731

Cash flows from financing activities:
Proceeds from loans, related party	-	78,364
Repayment of loans, related party	(20,777)	(32,609)
Proceeds from loans	-	99,463
Net cash provided by financing activities	(20,777)	145,218

Net increase (decrease) in cash	(32,770)	24,415

Foreign currency translation gain (loss)	2,653	(21,877)

Cash, beginning of period	32,586	7,918
Cash, end of period	$2,469	$10,456

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of common stock	$20,000 20,000	$-

See accompanying condensed notes to the financial statements.

ELGRANDE INTERNATIONAL, INC.

(Formerly Known as Elgrande.com, Inc.)

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

August 31, 2006

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended May 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At August 31, 2006, the Company has a working capital deficit of approximately $1,992,200, an accumulated deficit of approximately $11,670,900 and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Inventories

Inventory at August 31, 2006 consists of a variety of home-décor products.  Inventories are recorded using the specific identification method and valued at the lower of cost or market value. Inventory consisting of manufactured products is recorded using the first in first out method and valued at the lower of cost or market value.

ELGRANDE INTERNATIONAL, INC.

(Formerly Known as Elgrande.com, Inc.)

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

August 31, 2006

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

ELGRANDE INTERNATIONAL, INC.

(Formerly Known as Elgrande.com, Inc.)

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

August 31, 2006

NOTE 3 - COMMON STOCK

During the three months ended August 31, 2006, the Company issued 2,000,000 shares of common stock for services of $20,000.

NOTE 4 - STOCK OPTIONS

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

During the years ended May 31, 2004, 2005, and 2006 the Company did not issue any new common stock options.  Additionally, no options were exercised, and all options previously granted expired.

The fair value of each of the above options granted was estimated on the grant date using the Black-Scholes Option Price Calculation.  The following assumptions were made to estimate fair value:  the risk-free interest rate is 5%, volatility is 50%, and the expected life of the options is five years.

The following is a summary of the Company's stock option plans:

	Number of Shares	Weighted Average Exercise Price

Options outstanding and exercisable at May 31, 2006	55,000	$1.00
Expired	55,000	$1.00
Options outstanding and exercisable at August 31, 2006	0	$-

ELGRANDE INTERNATIONAL, INC.

(Formerly Known as Elgrande.com, Inc.)

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

August 31, 2006

NOTE 5 - NOTES AND DEBENTURES PAYABLE

Short-term Notes

During the three months ended August 31, 2006, the Company repaid the Company’s officers loans approximately $20,770.

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

The Company recorded a beneficial conversion feature on the debentures as a discount on the debt in the amount of $130,150. This discount is being amortized over the 36 month term of the debenture, totaling $10,846 per month. Due to the requirement of the Company to provide free trading shares to the Debenture holders upon conversion, the Company has recorded a derivative liability of $514,300 at the date of execution.  At August 31, 2006 and May 31, 2006, the Company revalued the derivative liability at $145,805 and $155,399, respectively. A gain of $9,594 and $358,901 was recognized for the change in derivative valuation at August 2006 and May 2006, respectively.

                             ELGRANDE INTERNATIONAL, INC.

                                FORM 10-QSB

                For the Quarterly period ended August 31, 2006

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

RESULTS OF OPERATIONS

Comparison of the three months ended August 31, 2006 and August 31, 2005.

For the quarter  ended  August 31,  2006, we had revenues of $96,010 versus $163,942 for the same period ending last year. These revenues are primarily due to the wholesale distribution of the “Love Plates” from Walther Glas.  This decrease in  revenues is due to our inability to fulfill booked orders because of the refusal of the Company’s principal supplier, Walther-Glas, to ship pre-paid inventory.

For  the quarter ended  August 31,  2006,  cost  of  revenues  decreased to $62,232 versus $150,759 for the same period ending last year.   This  represents  the  cost of inventory sold and the corresponding freight-in charges of importing product.

For the quarter ended August 31, 2006, gross profit was $33,778, or 35% of revenue versus $13,183 or 8% of revenue for the same period ending last year.

Changes in Financial Condition

A summary of expenses for the three month period ended August 31, 2006 compared to the same period in 2005 is as follows:

       2006

       2005

Consulting

$ 63,896

$ 38,240

Selling expense

4,892

24,058

Legal and other

5,603

24,795

Salaries

51,694

96,112

Depreciation and amortization

5,976

2,737

Office and administration

42,481

38,599

Travel and entertainment           75              8,931

                              $174,617          $233,472

Significant changes in the Company's financial condition that warrant discussion include:

Selling expense

Selling expenses were 79.67% lower in the three months ended August 31, 2006 than in the same period ended 2005.  This is due to the Company’s scaling back on tradeshow attendance, sales representative activity and marketing activity. This is all a result of the dispute with Walther Glas.  In addition, certain of our expenses were reclassified from Selling Expenses to Office and Administration to properly reflect only sales generating expenses.

Consulting Fees

Consulting fees were 67.1% more in the three months ended August 31, 2006 due  to the engagement  of  a sale accounts manager and a management and marketing consultant to assist in evaluating our business strategy.

Office and Administration

Office and administration costs were higher by 10.06% in the three months ended August 31, 2006 compared to the same period ending August 31, 2005. This increase is primarily a result of the raise in the rental expense of our premises.

Travel and Entertainment

In the three months ended August 31, 2006 we cut our travel and entertainment costs by close to 99.16%. We limited our representation at trade shows, cutting back travel costs.

LIQUIDITY AND CAPITAL RESOURCES

Trends Likely to Have a Material Impact on Short & Long Term Liquidity

Liquidity

Our business is in transition and our liquidity must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Uncertainties in the marketplace that affect sales and product supply of our home décor line of business directly impact liquidity. These uncertainties include, but are not limited to: the Company’s ability to secure ongoing product supply, foreign exchange fluctuations, labor and material shortages, labor disruptions, continued acceptance of the Company’s product within the Company’s market and cannot be quantified at this time.

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

Investing Activities

Investing activities for the period from inception through August 31, 2006 consisted primarily of the purchase of inventory, property and equipment and soft costs associated with the development of our wholesale activities and supporting infrastructure.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others.  To date, we raised approximately $7 million from the sale of common stock and have borrowed approximately $2 million from investors and shareholders.  As at August 31, 2006, approximately $926,479 remains as debt.  Funds from these sources were used as working capital to fund the on-going development of our wholesale division.

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

The Company secured additional debenture financing from an accredited investor in the amount of $50,000 under terms similar to the December 7, 2005 purchase agreement and a loan of $101,551 from an accredited investor. Loans and repayments to related parties netted to -$20,777. The net total of financing activities for the quarter ended August 31, 2006 was -$20,777. There were no financing activities in the three month period ended August 31, 2006.  Cash at the end of the three months ended August 31, 2006 was $2,469.

PLAN OF OPERATION

We have specialized in designing, sourcing, importing, marketing and distributing products for the North American giftware, and home décor sectors. The Company has sourced product from small and mid-sized European based “export ready” manufacturers for sale to independent retailers, designers and key accounts. Sales have been made through the Company’s trade name European Sources Direct (ESD).

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

The Letter of Intent provides for the acquisition of all of the assets and ongoing contracts of MCM by us, for a price based on an independent third party evaluation of the fair market value of the acquired assets including current assets, liabilities and future value based on the pro forma three year business plan for Intelligent Living. The form of payment is to be a combination of common shares of the Company and cash, and the terms of payment would be negotiated between buyer and seller based on a formula structured to reflect current and future value as determined in the purchase price.

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

Collection of accounts receivable and sale of prepaid inventory is estimated to be sufficient to sustain the current level of operations through to the end of January 2007.

OFF BALANCE-SHEET ARRANGEMENTS

During the year ended May 31, 2006, and the three months ended August 31, 2006, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

PART II. OTHER INFORMATION.

Item  6.  Exhibits.

      No.         Description

----------    --------------------------------------------------------------------

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

Dated:  October 17, 2006