Form 10QSB
period 2006-11-30
ELGRANDE INTERNATIONAL, INC.
filed 2007-01-16
CIK 1073362

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES

        EXCHANGE ACT  OF  1934

        For the Quarterly period ended November 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes  [X] No

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

            Class                                      November 30, 2006

-------------------------------                     -----------------------

Common stock, $ 0.001 par value                           72,712,479

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

                             ELGRANDE INTERNATIONAL, INC.

                                FORM 10-QSB

                For the Quarterly period ended November 30, 2006

                               TABLE OF CONTENTS

                                                                        Page

PART  I.  FINANCIAL  INFORMATION                                          3

ITEM  I - Unaudited  Consolidated  Financial Statements

          Consolidated Balance Sheets as of

          November 30, 2006 (Unaudited)                                   3

          Consolidated  Statements  of  Operations

          for  the  Three Months and Six Months ended  November 30,

          2006 and  2005  (Unaudited)                                     4

          Consolidated  Statements  of  Cash  Flows

          for  the  Three  Months  and Six Months ended November 30, 2006

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

PART  I.  FINANCIAL  INFORMATION

Item 1 - Financial Statements

ELGRANDE.COM INC.
CONSOLIDATED BALANCE SHEETS
November 30
2006
A S S E T S	(Unaudited)
CURRENT ASSETS
Cash	$18,088
Accounts receivable	23,083
Prepaid expenses	2,230
Prepaid inventory	40,006
Inventory	149,713
Employee expense advances	2,616
GST tax refundable	3,017
TOTAL CURRENT ASSETS	238,753

PROPERTY AND EQUIPMENT, NET	-

OTHER ASSETS
Software, net	88,649
Deposits	19,171
TOTAL OTHER ASSETS	107,820
TOTAL ASSETS	$346,573

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y ( D E F I C I T )
CURRENT LIABILITIES
Bank overdraft	$41,060
Accounts payable	264,116
Accrued liabilities	330,605
Accrued interest	-
Debentures	185,000
Derivative liability	999,000
Loans payable	935,371
Debentures and loans payable, related parties	458,134
TOTAL CURRENT LIABILITIES	3,213,286

COMMITMENTS AND CONTINGENCIES	129,599

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 500,000,000 shares authorized,
$.001 par value; 72,712,479 shares
issued and outstanding, respectively	72,712
Additional paid-in capital	9,734,914
Accumulated deficit	(12,785,694)
Accumulated other comprehensive income (loss)	(18,244)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,996,312)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$346,573

See accompanying condensed notes.

ELGRANDE.COM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	November 30	November 30	November 30	November 30
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
R E V E N U E S
Product sales	$46,116	$159,282	$142,129	$328,608
	46,116	159,282	142,129	328,608

COST OF REVENUES	29,668	80,924	91,900	231,683
GROSS PROFIT (LOSS)	16,448	78,358	50,229	96,925

E X P E N S E S
Consulting fees	137,417	41,168	201,313	79,408
Legal and professional fees	5,505	17,490	10,508	42,285
Salaries	24,803	73,282	76,497	169,394
Depreciation and amortization	6,053	2,737	12,029	5,474
Office and administration	8,477	40,110	19,922	80,926
Travel and entertainment	97	2,162	172	11,093
Selling expense	1,146	33,350	6,038	48,477
Rent	30,364	30,424	62,000	57,502
Bad debts	-	-	-	1,172
TOTAL OPERATING EXPENSES	213,862	240,723	388,479	495,731

LOSS FROM OPERATIONS	(197,414)	(162,365)	(338,250)	(398,806)

OTHER INCOME (EXPENSE)
Non - Operating Income	(430,392)	-	(311,032)	(180)
Interest income	50	28	96	51
Interest expense	(65,208)	(9,774)	(129,342)	(16,950)
TOTAL OTHER INCOME (EXPENSE)	(495,550)	(9,746)	(440,278)	(17,079)
NET LOSS	(692,964)	(172,111)	(778,528)	(415,885)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	(5,071)	(40,104)	(7,724)	(34,027)

COMPREHENSIVE LOSS	$(698,035)	$(212,215)	$(786,252)	$(449,912)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	48,590,740	30,612,479	45,475,522	28,266,776

See accompanying condensed notes.

ELGRANDE.COM INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	November 30	November 30
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(778,528)	$(415,885)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization of debt discount	92,500	-
Services paid by issuance of common stock and options	152,000	-
Loss on derivative instruments	314,500	-
Depreciation	11,778	5,240
Amortization	251	234
Allowance for bad debts	-	-
Commitments and contingencies	-	-
Decrease (increase) in:
Accounts receivable	31,251	15,897
Prepare expenses	66	-
Prepaid inventory	1,180	-
Inventory	63,601	140,360
Employee advance receivable	8	(1,890)
Increase(decrease) in:
Bank overdraft	41,060	44,867
GST tax refundable	789	(5,905)
Accrued interest	-	29,905
Accrued liabilities	25,987	78,487
Accounts payable	(11,681)	(8,001)
Net cash used in operating activities	(55,238)	(116,691)

Cash flows from investing activities:
Deposits	13,816	1,340
Purchase of property and equipment	(270)	-
Net cash used in investing activities	13,546	1,340

Cash flows from financing activities:
Proceeds from loans	15,889	101,551
Proceeds from loans, related party	24,359	64,177
Repayment of loans	(20,777)	(19,790)
Issuance of stock	-	-
Net cash provided by financing activities	19,471	145,938

Net increase (decrease) in cash	(22,222)	30,587

Foreign currency translation gain (loss)	7,724	(669)

Cash, beginning of period	32,586	7,918
Cash, end of period	$18,088	$37,836
	-
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$-	$7,283
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock and options	$152,000	$-
Warrants issued for financing fees	$-	$-
Stock issued for debt	$-	$-
Stock issued for rent	$-	$-

See accompanying condensed notes.

ELGRANDE INTERNATIONAL, INC.

(Formerly Known as Elgrande.com, Inc.)

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

November 30, 2006

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At November 30, 2006, the Company has a working capital deficit of approximately $2,974,500, an accumulated deficit of approximately $12,785,700 and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Inventories

Inventory at November 30, 2006 consists of a variety of home-décor products.  Inventories are recorded using the specific identification method and valued at the lower of cost or market value. Inventory consisting of manufactured products is recorded using the first in first out method and valued at the lower of cost or market value.

ELGRANDE INTERNATIONAL, INC.

(Formerly Known as Elgrande.com, Inc.)

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

November 30, 2006

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

ELGRANDE INTERNATIONAL, INC.

(Formerly Known as Elgrande.com, Inc.)

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

November 30, 2006

NOTE 3 - COMMON STOCK

During the six months ended November 30, 2006, the Company issued 33,200,000 shares of common stock for services of $152,000.

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

ELGRANDE INTERNATIONAL, INC.

(Formerly Known as Elgrande.com, Inc.)

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

November 30, 2006

NOTE 5 - NOTES AND DEBENTURES PAYABLE

Short-term Notes

During the six months ended November 30, 2006, the Company’s officers loaned the Company $24,359 to fund continuing operations.

On December 7, 2005, the Company executed a securities purchase agreement with certain accredited investors. Under the agreement, the Company agreed to sell its convertible debentures due three years from the final closing date.  The principal amount of up to $600,000 bearing interest at the rate of 6% per annum and is convertible into shares of the Company’s common stock at a conversion price for each share of common stock equal to 75% of the lowest closing bid price per share of the common stock for the fifteen trading days immediately preceding the date of conversion.  For the quarter ended February 28, 2006, the company completed the sale of an aggregate of $555,000 in Debentures under the Purchase Agreement which resulted in net proceeds of $424,850. The difference between the Debenture face value and the proceeds received was for fees in the amount of $130,150. These fees have been recorded as a debt discount and are being amortized over a 3 year period straight line, totaling $3,615 per month.

The Company also recorded a beneficial conversion feature on the debentures as a discount on the debt in the amount of $424,850. This discount is being amortized over the 36 month term of the debenture, totaling $11,801 per month. Due to the requirement of the Company to provide restricted trading shares to the Debenture holders upon conversion, the Company has recorded a derivative liability of $514,300 at the date of execution.  At November 30, 2006, the Company revalued the derivative liability at $999,000. A loss of $314,500 was recognized for the change in derivative valuation at November 2006.

                             ELGRANDE INTERNATIONAL, INC.

                                FORM 10-QSB

                For the Quarterly period ended November 30, 2006

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

RESULTS OF OPERATIONS

Comparison of the quarter ended November 30, 2006 and November 30, 2005.

For the quarter  ended  November 30,  2006, we had revenues of $46,116 versus $159,282 for the same period ending last year. These revenues are primarily due to the wholesale distribution of the “Love Plates” from Walther Glas and the Ginger Kelly line of glassware.  This decrease in revenues is due to our inability to fulfill orders because of the refusal of the Company’s principal supplier, Walther-Glas, to ship pre-paid inventory and management’s resulting decision to phase out of the home décor sector. The process of phase out began in July 2006 and is ongoing.

For the quarter ended November 30, 2006,  cost  of  revenues  decreased to $29,668 versus $80,924 for the same period ending last year.   This  represents  the  cost of inventory sold and the corresponding freight-in charges of importing product.

For the quarter ended November 30, 2006, gross profit was $16,448, or 35.7% of revenue versus $78,358 or 49.2% of revenue for the same period ending last year. The reduction in gross profit and gross profit as a percentage of revenue reflects the Company’s phase out from the home décor sector and the liquidation of existing inventory.

Changes in Financial Condition

A summary of expenses for the three month period ended November 30, 2006 compared to the same period in 2005 is as follows:

                                     2006               2005

Consulting                       $ 137,417           $ 41,168

Selling expense                      1,146            33,350

Legal and other                      5,505

            17,490

Salaries                            24,803

            73,282

Depreciation and amortization        6,053             2,737

Office and administration           38,841            70,534

Travel and entertainment                97              2,162

                                 $ 213,862          $ 240,723

Significant changes in the Company's financial condition that warrant discussion include:

Consulting Fees

Consulting fees were significantly increased in the three months ended November 30, 2006 than in the same period ended 2005 due to the engagement of a sales manager,  management and marketing consultants to assist in evaluating our business strategy, and assisting the merging and acquisition transaction. These are expected to be non-recurring one time expenses.

Selling expense

Selling expenses were 96% lower in the three months ended November 30, 2006 than in the same period ended 2005.  This is due to the Company’s scaling back on tradeshow attendance, sales representative activity and marketing activity all a result of the Company’s decision to phase out of the home décor sector and liquidate existing inventory. This is all a result of the dispute with Walther Glas.  In addition, certain of our expenses were reclassified from Selling Expenses to Office and Administration to properly reflect only sales generating expenses.

Salaries

Salary costs were 66% lower in the three months ended November 30, 2006 than in the same period ended 2005. This reduction reflects the downsizing of staff in response to the phase out of the home décor sector.

Office and Administration

Office and administration costs were lower by 45% in the three months ended November 30, 2006 compared to the same period ending November 30, 2005. This reduction is primarily a result of reduced administrative expenses associated with the Company’s phase out of the home décor sector and the effective cost saving actions.

Travel and Entertainment

In the three months ended November 30, 2006 we cut our travel and entertainment costs by close to 96%. We eliminated our representation at trade shows and associated travel costs.

OTHER INCOME (EXPENSES)

Non-Operating Income (Expense)

For the quarter ending November 30, 2006 the Company incurred a $430,392 non-operating expense as a result of a change in the treatment of the derivative liability associated with the Company’s convertible debentures (Note 5). This resulted in a net non-operating expense of $311,032 for the six months ending November 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Trends Likely to Have a Material Impact on Short & Long Term Liquidity

Liquidity

Our business is in transition and our liquidity must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Uncertainties in the ongoing supply of our principal home décor product line have directly impacted first and second quarter sales and liquidity. These uncertainties include, but are not limited to: the Company’s ability to secure ongoing product supply, foreign exchange fluctuations, and continued acceptance of the Company’s product within the Company’s home décor market and cannot be quantified at this time.

Internal and External Sources of Capital

We have limited assets to sell in order to create short or long term liquidity. Therefore we are dependent on external sources for funding until such time as the Company re-organizes and is either sold or shifts business sectors and develops positive net cash flow to maintain liquidity. Until such time as we have positive cash flow on a monthly basis, the dependence on external capital will remain.

There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us. We have not been able to demonstrate a consistent trend of positive cash flow and profitable quarters, which would a beneficial effect on liquidity.

Investing Activities

Investing activities for the period from inception through November 30, 2006 consisted primarily of the purchase of inventory, property and equipment and soft costs associated with the development of our wholesale activities and supporting infrastructure.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others.  To date, we raised approximately $7 million from the sale of common stock and have borrowed approximately $2 million from investors and shareholders.  As at November 30, 2006, approximately $935,370 remains as debt.  Funds from these sources were used as working capital to fund the development of the Company.

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

The Company executed a securities purchase agreement dated as of December 7, 2005 (the "Purchase Agreement") with certain accredited investors under which we agreed to sell to these investors our convertible Debentures due three years from the final Closing Date under the Purchase Agreement in the aggregate principal amount of up to $600,000 bearing interest at the rate of 6% per annum and convertible into restricted shares of our Common Stock at a conversion price for each share of Common Stock equal to 75% of the lowest closing bid price per share (as reported by Bloomberg, LP) of our Common Stock for the fifteen trading days immediately preceding the date of conversion. At the close of the offering the company the company completed the sale of an aggregate of $555,000 in Debentures under the Purchase Agreement which resulted in net proceeds of $424,850.

The Company secured additional debenture financing from an accredited investor in the amount of $50,000 under terms similar to the December 7, 2005 purchase agreement. Loans and repayments to related parties netted to $40,248. The net total of financing activities for the quarter ended November 30, 2006 was $19,471. Cash at the end of the three months ended November 30, 2006 was $18,088.

PLAN OF OPERATION

Up to the year ending May 31, 2006 the Company specialized in designing, sourcing, importing, marketing and distributing products for the North American giftware, and home décor sectors. The Company sourced product from small and mid-sized European based “export ready” manufacturers for sale to independent retailers, designers and key accounts. Sales were made through the Company’s trade name European Sources Direct (ESD).

The principal country of supply was Germany and the principle currency for pricing inventory purchases was the Euro. We negotiated a currency accommodation with our principal supplier Plates GmbH a division of Walther-Glas GmbH & Co. KG of Germany. This accommodation provided some protection from currency fluctuations between the Euro and US dollars.

On June 21, 2006, we were informed verbally by a sales representative of a division of Walther-Glas GmbH & Co. KG that Walther-Glas had terminated their Agreement with the Company, which is inconsistent with the terms of our Agreement and our historical working relationship with Walther-Glas.  We have not received any confirmation of this advice from Walther-Glas, in spite of several requests for clarification in writing of Walther-Glas’s position.  Walther-Glas has not shipped the Company’s pre-paid inventory and have ignored the Company’s request for a refund. The Company is carefully reviewing its option to seek a legal solution.

This event, in combination with the disruptions in the production of our Ginger Kelly product, caused management to review the feasibility of continuing in the home décor sector and to consider alternative business opportunities. In light of the breach of the Company’s Agreement with Walther-Glas by Walther-Glas, and its impact on ongoing operations and sales, management concluded that it was in the best interest of shareholders to seek an alternative business opportunity. The Company initiated a plan to phase out of the home décor sector progressively over the period July through December 2006 as inventory is sold, and to enter into an entirely separate line of business through an acquisition.

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

The Letter of Intent provided for our acquisition of all of the assets, liabilities and ongoing contracts of MCM, for a price based on an independent third party evaluation of the fair market value of MCM based on the pro forma three year business plan including current assets, liabilities, ongoing and forecast contracts. The form of payment is a combination of restricted common shares of the Company and cash, and the terms of payment are based on a formula structured to reflect current and future value as determined in the purchase price.

During the quarter ending November 30, 2006 the Company’s Board of Directors engaged an independent valuation of MCM and management consultants to assist in structuring the acquisition. The acquisition was completed on December 8, 2006 at which time the Company entered into an Agreement and Plan of Reorganization with Intelligent Living Corp. (“ILC”), formerly MCM Integrated Technologies, Ltd. On December 12, 2006 the Company filed a notice of reorganization with the SEC on Form 8-K. Since that time the Company has continued to wind down its home décor inventory while beginning the process of integrating the ongoing business of ILC. The Board of Directors is continuing to evaluate the need for further acquisitions to strengthen and grow the revenue and market position of ILC. As of this date, we have not entered into any agreements relating to any such acquisitions.

Cash flow from ongoing ILC business combined with collection of home décor related accounts receivable and sale of residual home décor inventory are estimated to be sufficient to sustain the current level of operations through to the end of February 2007.

OFF BALANCE-SHEET ARRANGEMENTS

During the year ended May 31, 2006, and the six months ended November 30, 2006, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

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

Dated:  January 16, 2006