Form 10QSB/A
period 2006-02-28
ELGRANDE INTERNATIONAL, INC.
filed 2007-04-13
CIK 1073362

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB/A

                                  Amendment No. 1

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

                                FORM 10-QSB/A

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

          and 2005 (Unaudited)                                            3

          Condensed Notes to Consolidated Interim Financial Statements    4

ITEM 2 -  Management's Discussion and Analysis of

          Financial Condition and Results of Operations                   9

ITEM 3 -  Controls and Procedures                                         13

PART II.  OTHER INFORMATION

ITEM 2 -  Changes in Securities, Use of Proceeds and Issuer

          Purchases of Equity Securities                                  14

ITEM 6 -  Exhibits                                                        14

Signatures                                                                15

Certifications (filed as exhibits)

-ii-

ELGRANDE INTERNATIONAL, INC.

FORM 10-QSB

For the Quarterly period ended February 28, 2006

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

ELGRANDE.COM INC.
CONSOLIDATED BALANCE SHEETS
	February 28
	2006
	(Unaudited)	May 31,
A S S E T S	restated	2005
CURRENT ASSETS
Cash	$86,793	$7,918
Accounts receivable	106,177	163,671
Prepaid expenses	2,205
Inventory	290,861	256,898
Employee expense advances	3,854	2,884
GST tax refundable	10,294	6,999
TOTAL CURRENT ASSETS	500,184	438,370

PROPERTY AND EQUIPMENT, NET		1,950
OTHER ASSETS
Software, net	40,336	46,596
Deposits	32,105	33,062
TOTAL OTHER ASSETS	72,441	79,658

TOTAL ASSETS	$572,625	$519,978

L I A B I L I T I E S & S T O C K H O L D E R S ' E Q U I T Y ( D E F I C I T )
CURRENT LIABILITIES
Accounts payable	$249,382	$282,740
Accrued liabilities	337,801	240,759
Accrued interest	105,855	35,143
Debentures, net of discount	46,250	35,000
Loans payable	893,278	766,590
Debentures and loans payable, related parties	210,597	249,839
TOTAL CURRENT LIABILITIES	1,843,163	1,610,071

COMMITMENTS AND CONTINGENCIES	129,252	126,710

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 500,000,000 shares authorized,
$0.001 par value; 35,012,469 and 23,439,667 shares
issued and outstanding, respectively	35,012	23,439
Additional paid-in capital	9,976,572	9,270,157
Accumulated deficit	(11,420,869)	(10,513,395)
Accumulated other comprehensive income (loss)	9,495	2,996
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,399,790)	(1,216,803)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$572,625	$519,978

See accompanying condensed notes to the financial statements.

ELGRANDE.COM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months		Nine Months
	Ended	Three Months	Ended	Nine Months
	February 28,	Ended	February 28,	Ended
	2006	February 28,	2006	February 28,
	restated	2005	restated	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

R E V E N U E S
Product sales	$55,790	$175,725	$384,398	$811,206
	55,790	175,725	384,398	811,206

COST OF REVENUES	17,638	129,008	249,321	467,779

GROSS PROFIT (LOSS)	38,152	46,717	135,077	343,427

E X P E N S E S
Consulting fees	130,266	38,844	209,674	130,865
Selling expense	38,781	71,854	98,351	225,658
Compensation	117,600	-	117,600	-
Salaries	104,032	75,196	273,426	367,207
Depreciation and amortization	360	3,466	5,114	36,870
Office and administration	77,904	208,733	259,789	339,622
TOTAL OPERATING EXPENSES	468,943	398,093	963,954	1,100,222

LOSS FROM OPERATIONS	(430,791)	(351,376)	(828,877)	(756,795)

OTHER INCOME (EXPENSE)
Debt forgiveness	-	-	-	40,896
Amortization of debt discount	(46,250)	-	(46,250)	-
Interest income	35	-	86	-
Interest expense	(15,303)	(21,901)	(32,433)	(32,150)
TOTAL OTHER INCOME (EXPENSE)	61,518	(21,901)	78,597	8,746

NET LOSS	(492,309)	(373,277)	(907,474)	(748,049)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	4,532	5,755	6,499	17,264

COMPREHENSIVE LOSS	$(487,777)	$(367,522)	$(900,975)	$(730,785)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.02)	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	34,465,812	17,519,179	30,301,822	17,088,245

See accompanying condensed notes to the financial statements.

ELGRANDE.COM INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
	Nine Months
	Ended		Nine Months
	February 28		Ended
	2006		February 28
	restated		2005
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net loss	$(907,474)		$(748,049)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization of debt discount	46,250		-
Debt forgiveness	-		40,896
Services paid by issuance of common stock and options	85,709		22,718
Accrued interest paid by issuance of common stock	86,520		-
Stock issued for compensation	117,600		-
Depreciation and amortization	5,114		36,869
Decrease (increase) in:
Accounts receivable	57,494		(17,089)
Prepaid expenses	(2,205)		-
Inventory	(33,963)		(44,578)
GST tax refundable	(3,295)		-
Accrued liabilities	97,042		(309,030)
Accounts payable and accrued expenses	(33,358)		43,389
Employee advance receivable	(970)		(5,552)
Other assets	957		35,949
Accrued interest	70,712		(12,410)
Net cash used in operating activities	(413,867)	(413,867)	(956,887)

Cash flows from investing activities:
Deposits	-		(3,160)
Purchase of property and equipment	-		(34,650)
Net cash used in investing activities	-		(37,810)

Cash flows from financing activities:
Proceeds from loans	490,997		742,028
Proceeds from loans, related party	96,671		195,408
Repayment of loans, related party	(94,926)		(20,727)
Net cash provided by financing activities	492,742		916,709

Net increase (decrease) in cash	78,875		(77,988)

Foreign currency translation gain (loss)	-		12,822

Cash, beginning of period	7,918		96,874
Cash, end of period	$86,793		$31,708

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$-		$7,283
Income taxes	$-		$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock and options	$85,709		$22,718
. Stock issued for accrued compensation	$117,600		$-
Stock issued for interest	$96,600		$-

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At February 28, 2006, the Company has a working capital deficit of approximately $1,342,970, an accumulated deficit of approximately $11,420,870  and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The difference between the Debenture face value and the proceeds received was for fees in the amount of $130,150.  These fees have been recorded as debt discount and are being amortized over a 3 year period straight line, totaling $3,615 per month.

ELGRANDE INTERNATIONAL, INC.

(Formerly Known as Elgrande.com, Inc.)

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

February 28, 2006

The Company also recorded a beneficial conversion feature on the debentures as a discount on the debt in the amount of $424,850.  This discount is being amortized over the 36 month term of the debenture, totaling $11,801 per month.  Due to the requirement of the Company to provide restricted trading shares to the Debenture holders upon conversion, the Company has recorded the total amount of $185,000 as debentures at February 28, 2006.

Note 6 – Restatement of Financial Statements for the period ending February 28, 2006

The 10QSB quarterly financial statements for the period ending February 28, 2006 filed on April 26, 2006 recorded a derivative liability on $555,000 in Debentures pursuant to the requirements of Financial Accounting Standard No. 133. In a subsequent re-examination of the terms of the debentures it was concluded that since the debentures contemplate the issuance of restricted securities upon conversion the calculation and statement of derivative liability was inappropriate. The re-evaluation resulted in re-statements of certain line items affecting the balance sheet, income statement and cash flows including: reversal of derivative liability $251,191 and corresponding net gain of derivative instrument $173,659, and additional accruals of interest and amortized debt discount. The adjustments are summarized in the following table:

ELGRANDE INTERNATIONAL, INC.	February 28	February 28
	2006	2006
	filed 26/04/06	restated	Change in
	(Unaudited)	(Unaudited)	Position
CONSOLIDATED BALANCE SHEETS
Accrued interest	70,451	105,855	35,404
Derivative liability	251,191	-	(251,191)
TOTAL CURRENT LIABILITIES	2,058,950	1,843,163	(215,787)

STOCKHOLDERS' EQUITY (DEFICIT)
Additional paid-in capital	9,551,722	9,976,572	424,850
Accumulated deficit	(11,211,806)	(11,420,869)	(209,063)
TOTAL STOCKHOLDERS' (DEFICIT)	(1,615,577)	(1,399,790)	215,787

ELGRANDE INTERNATIONAL, INC.

(Formerly Known as Elgrande.com, Inc.)

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

February 28, 2006

	Three Months	Three Months		Nine Months	Nine Months
	Ended	Ended		Ended	Ended
	February 28,	February 28,		February 28,	February 28,
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	2006	2006		2006	2006
	filed 26/04/06	amended	Change in	filed 26/04/06	amended	Change in
	(unaudited)	(unaudited)	Position	(unaudited)	(unaudited)	Position
Amortization of debt discount	(10,846)	(46,250)	(35,404)	(10,846)	(46,250)	35,404
Gain (loss) on derivative instruments	173,659	-	(173,659)	173,659	-	173,659
TOTAL OTHER INCOME (EXPENSE)	147,545	(61,518)	(209,063)	130,466	(78,597)	209,063
NET LOSS	(283,246)	(492,309)	(209,063)	(698,411)	(907,474)	209,063
COMPREHENSIVE LOSS	$(278,714)	$(487,777)	$(209,063)	$(691,912)	$(900,975)	$209,063
CONSOLIDATED STATEMENT OF CASH FLOWS
Net gain (loss)				(698,411)	(907,474)	209,063
Amortization of debt discount				10,846	46,250	(35,404)
Gain (loss) on derivative instruments				(173,659)	-	(173,659)
Accrued interest				35,308	70,712	(35,404)
Net cash provided from financing activities				$528,146	$492,742	$35,404

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

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

OPERATING ACTIVITIES

We generated negative cash flow from operating activities for the period from inception (April 8, 1998) through February 28, 2006.  We realized negative cash flow of $413,867 from operating activities for the nine months ending February 28, 2006 compared to negative cash flow of $956,887 from operating activities for the nine months ending February 28, 2005.

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

Our financing activities for the nine months ended February 28, 2006 provided a net total of$492,742. Cash at the end of the period was $86,793.

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

CEO CERTIFICATIONS.

Appearing immediately following the Signatures section of this amended Quarterly Report there are two separate forms of "Certifications" of the CEO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification).  This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Dated:  April 11 , 2007