Form 10KSB/A
period 2006-05-31
ELGRANDE INTERNATIONAL, INC.
filed 2007-04-13
CIK 1073362

OMB APPROVAL
OMB Number: 3235-0042
Expires: December 31, 2006
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

State issuer’s revenues for its most recent fiscal year.   $517,082

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

TO CORRECT FOR INAPPROPRIATE CALCULATIONS AND STATEMENTS OF DERIVATIVE LIABIITY THAT WERE PART OF PAST FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY IS FILING THIS AMENDMENT NO. 1 (“THIS AMENDMENT NO. 1”) TO ITS FORM 10-KSB FOR THE YEAR ENDED MAY 31, 2006  (THE "2006 FORM 10-KSB"),  AS WELL AS TO AMEND ITS QUARTERLY REPORT ON FORM 10-QSB FOR THE THIRD QUARTER OF ITS 2006 FISCAL YEAR, FILED IN APRIL 2006 (“AMENDED 2006 THIRD QUARTER REPORT”) AND THE FIRST TWO QUARTERLY REPORTS FOR OUR CURRENT FISCAL YEAR ENDING MAY 31, 2007. WE HAVE FILED THE AMENDED 2006 THIRD QUARTER REPORT. THIS AMENDMENT NO. 1 AMENDS ONLY THE INFORMATION SET FORTH UNDER "ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" AND “ITEM 7. FINANCIAL STATEMENTS” IN PART II OF THE 2006 FORM 10-KSB.  IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE 2006 FORM 10-KSB AS OF APRIL 2, 2001, THE DATE ON WHICH THE 2006 FORM 10-KSB WAS FILED, NO ATTEMPT HAS BEEN MADE IN THIS AMENDMENT NO. 1 TO  MODIFY OR UPDATE DISCLOSURES EXCEPT AS DESCRIBED ABOVE.

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

For the year ended May 31, 2006, we had revenues of $517,082 versus $1,040,306 for the same period ending last year. These revenues are primarily due to the Company’s importation and wholesale distribution of glass tableware manufactured in Germany by Walther-Glas. Revenue for the year ending May 31, 2006 has decreased by approximately 50% compared to the same period in the prior year.  This substantial decrease in revenues is primarily due to the direct and indirect effects of a prolonged container strike that significantly delayed the receipt of inventory from Europe and adversely affected our ability to fulfill orders to our customers. This strike occurred at the start of the first quarter and continued into the first month of the second quarter. The container strike was a force majeure event. This period covers the majority of the fall and Christmas holiday wholesale giftware and home décor buying season and resulted in the loss of a substantial portion of our expected incoming sales orders and the cancellation of a large portion of our existing pending sales orders. Fulfilling orders during this period also resulted in a substantial reduction of our Walther-Glas inventory and a resulting inventory imbalance which we were able to start correcting in mid second quarter. At the close of the year ending May 2006 the Company had pre-paid inventory orders placed with Walther-Glas in the amount of approximately $42,000. This inventory was pre-sold and committed to orders placed in the third and fourth quarters.

We experienced a significant disruption in the production of our Ginger Kelly product in the Czech Republic. In February 2006 the production furnace used by  the master glassblower producing the Ginger Kelly glassware line suffered a terminal failure of the refractory lining. Re-build costs were prohibitive and all production was cancelled. Failure of the production furnace prevented us from fulfilling orders booked during the spring trade shows in January and early February 2006 and has led to the cancellation of pending sales orders.

Gross Profit for the year ending May 31, 2006 was $139,993 versus $370,445 as at May 31, 2005. The current gross profit of 27 percent of revenue is due entirely to the Company’s wholesale activity. The net loss for the year ending May 31, 2006 was $1,234,122 versus $936,000 for the prior year. We generated negative cash flow from operating activities for the period from inception (April 8, 1998) through May 31, 2006.

Changes in Financial Condition

A summary of expenses for the year ended May 31, 2006 compared to the same period in 2005 is as follows:

       2006

       2005

Consulting

509,437

168,018

Selling expense

101,625

270,410

Legal and other

103,624

103,116

Salaries

229,360

428,976

Depreciation and amortization

10,661

28,962

Office administration and misc

83,821

  213,726

Travel and entertainment

     18,058

     37,309

1,056,586

1,250,517

Significant changes in the Company's financial condition that warrant discussion include:

Selling expense

Selling expenses were 62% lower in the year ended May 31, 2006 than in the same period ended 2005.  Due to established lines, our need for promotional activity was decreased.   We limited our trade show attendance to key shows with guaranteed retailer attendance.  In addition, certain of our expenses were reclassified from Selling Expenses to Office and Administration in our third quarter to properly reflect only sales generating expenses.

Depreciation and amortization

Our property and equipment were fully amortized at the start of this fiscal year and accordingly, our depreciation expense had been greatly reduced as the year ended.

Office and Administration

Office, administration and miscellaneous costs were lower by 61% in the year ended May 31, 2006 compared to 2005. This reduction is primarily a result of reduced administrative expenses plus re-classification of expenses previously booked to office and administration and re-allocated to other categories.

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

The Company secured additional debenture financing from an accreted investor in the amount of $50,000 under terms similar to the December 7, 2005 purchase agreement and a loan of $101,551 from an accreted investor. Loans and repayments to related parties netted to $20,927. The net total of financing activities for the year ended May 31, 2006 was $580,679. Cash at the end of the period was $32,586.

PLAN OF OPERATION

We have specialized in designing, sourcing, importing, marketing and distributing products for the North American giftware, and home décor sectors. The principal country of supply was Germany and the principal currency for pricing inventory purchases was the Euro. We negotiated a currency accommodation with our principal supplier that provided some protection from currency fluctuations and a reduction of exposure to foreign currency fluctuations between the Euro and US dollars.

On June 21, 2006, we were informed verbally by a sales representative of a division of Walther-Glas GmbH & Co. KG that Walther-Glas was terminating their agreement with the Company.  The Company plans to phase out of the home décor sector progressively over the period September through December 2006 as inventory is sold, and is considering entering an entirely separate line of business through an acquisition.

Letter of Intent with MCM Integrated Technologies Ltd.

On August 24, 2006, we entered into a preliminary non-binding Letter of Intent (“Letter of Intent”) with MCM Integrated Technologies Ltd. (“MCM”), a Vancouver based company wholly owned by Murat Erbatur, one of our directors, and on December 8, 2006, closed an acquisition of that company. MCM is pursuing four main areas of business: wholesale distribution of home automation equipment and computer peripherals to third party installers, and home automation projects in three main areas: homes [which includes single unit detached homes, single-unit town homes and single unit condominiums], town home projects, and condominium projects.

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

Cash Flow

 We realized negative cash flow of $503,633 from operating activities for the twelve months ending May 31, 2006 compared to negative cash flow of $774,621 from operating activities for the year ended May 31, 2005.

Collection of accounts receivable and sale of prepaid inventory is estimated to be sufficient to sustain the current level of operations through to the end of April 2007.

OFF BALANCE-SHEET ARRANGEMENTS

During the year ended May 31, 2006, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

ITEM  7.     FINANCIAL  STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Elgrande International, Inc. and Subsidiaries

Vancouver, BC Canada

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

As discussed in Note 13 to the financial statements, there were errors in reporting the derivative liability, and in amortizing the discount on convertible debentures. The effects the financial statements are described in Note 13. Accordingly, the financial statements have been restated to correct the errors.

/s/Chisholm, Bierwolf & Nilson

Chisholm Bierwolf & Nilson, LLC

Bountiful, Utah

August 4, 2006 except for Notes 2, 10 and 13 dated January 17, 2007

ELGRANDE INTERNATIONAL, INC.	May 31, 2006
CONSOLIDATED BALANCE SHEET	restated	31-May-05
ASSETS
CURRENT ASSETS
Cash	$32,586	$7,918
Accounts Receivable	54,334	163,671
Prepaid expenses	2,296
Prepaid Inventory	41,186
Inventory	213,314	256,898
Employee expense advances	2,624	2,884
GST tax refundable	3,806	6,999
TOTAL CURRENT ASSETS	350,146	438,370
PROPERTY & EQUIPMENT, NET		1,950
OTHER ASSETS
Software net	100,395	46,596
Deposits	32,987	33,062
TOTAL OTHER ASSETS	133,383	79,658
TOTAL ASSETS	$483,529	$519,978

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$275,797	$282,740
Accrued liabilities	304,618	240,759
Accrued interest payable		35,143
Debentures	92,500	35,000
Loans payable	923,921	766,590
Debentures and loans payable related parties	433,775	249,839
TOTALCURRENTLIABILITIES	2,030,611	1,610,071

LONG-TERM LIABILITIES
Accounts payable	130,478	126,710

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock 500,000,000 shares authorized, $0.001par value; 39,512,479 and 23,439,667 issued and outstanding	39,512	23,439
Additional paid in capital	10,040,964	9,270,157
Accumulated deficit	(11,747,517)	(10,513,395)
Accumulated other comp income/(loss)	(10,520)	2,996
TOTALSTOCKHOLDERS'EQUITY	(1,677,560)	(1,216,803)

TOTALLIABILITIESANDSTOCKHOLDERS'EQUITY	$483,529	$519,978

The accompanying notes are an integral part of these financial statements

ELGRANDE INTERNATIONAL, INC.	Year Ended May 31
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	2006
	restated	2005
REVENUES
Product Sales	$517,082	$1,040,306

COST OF REVENUES	377,089	669,861

GROSS PROFIT (LOSS)	139,993	370,445

EXPENSES
Consulting fees	509,437	168,018
legal and professional fees	103,624	103,116
Salaries	229,360	428,976
Depreciation and amortization	10,661	28,962
Office and administration	145,557	123,107
Travel and entertainment	18,058	37,309
Selling expenses	101,625	270,410
Rent	115,645	79,969
Miscellaneous	(177,381)	10,650
TOTAL OPERATING EXPENSES	1,056,586	1,250,517

LOSS FROM OPERATIONS	(916,593)	(880,072)

OTHER INCOME (EXPENSE)
Debt forgiveness	-	29,777
Interest income	126	38
Interest expense	(317,654)	(85,743)
TOTAL OTHER INCOME (EXPENSE)	(317,529)	(55,928)

NET LOSS	$(1,234,122)	$(936,000)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain/loss	(13,516)	12,244

COMPREHENSIVE LOSS	$(1,220,606)	$(923,756)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.04)	$(0.05)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING BASIC AND DILUTED	31,785,056	17,675,422

The accompanying notes are an integral part of these financial statements

ELGRANDE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock				Other	Total
	Number		Additional	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Deficit	Income(Loss)	Deficit
Balance, May 31, 2003	3,540,283	$3,540	$6,608,089	$(8,345,618)	$(5,995)	$(1,739,984)
Stock issued for debt and interest at an average of
$0.31 per share	4,354,181	4,354	1,366,991	-	-	1,371,345
Stock issued for accrued expenses at an average of
$0.16 per share	1,480,489	1,480	239,280	-	-	240,760
Stock issued for conversion of debentures at an average
of $.14 per share	308,333	308	42,192	-	-	42,500
Stock issued for services at an average of $0.31 per share	122,184	122	37,210	-	-	37,332
Stock rescinded	(35,000)	(35)	35	-	-	-
Stock issued for cash at $0.08 per share less
$233,386 for issuance costs	7,189,089	7,190	537,420	-	-	544,610
Warrants expired		-	-	-	-	-
Options expired	-	-	-	-	-	-
Miscellaneous stock adjustment for reverse split	41	-	-	-	-
Net loss for the year ended May 31, 2004	-	-	-	(1,231,777)	-	(1,231,777)
Foreign currency translation gain (loss)	-	-	-	-	(3,253)	(3,253)
Balance, May 31, 2004	16,959,600	16,960	8,831,216	(9,577,395)	(9,248)	(738,467)
Stock issued for services at an average of $0.07 per share	136,143	136	9,607	-	-	9,743
Stock issued for compensation at an average of $0.05 per share	138,125	138	6,996	-	-	7,134
Stock issued for debt and interest at an average of $0.07 per share	6,205,799	6,205	422,339	-	-	428,544
Net loss for the year ended May 31, 2005	-	-	-	(936,000)	-	(936,000)
Foreign currency translation gain (loss)	-	-	-	-	12,244	12,244
Balance, May 31, 2005	23,439,667	$23,440	$9,270,158	$(10,513,395)	$2,996	$(1,216,802)
Stock issued for compensation at an average of $0.05 per share	2,559,990	2,560	104,960	-	-	107,520
Stock issued for compensation at an average of $0.02 per share	4,000,000	4,000	63,200			67,200
Stock issued for services at an average of $0.04 per share	9,012,822	9,013	173,296	-	-	182,309
Stock issued for debt and interest at an average of $0.01 per share	500,000	500	4,00			5,000
Recording of beneficial conversion feature - restated			424,850			424,850
Net loss for the year ended May 31, 2006 restated	-	-	-	(1,234,122)	-	(1,234,122)
Foreign currency translation gain (loss)	-	-	-	-	(13,516)	(13,516)
Balance, May 31, 2006 restated	39,512,479	$39,513	$10,040,964	$(11,767,183)	$(10,520)	$(1,677,561)

The accompanying notes are an integral part of these financial statements

ELGRANDE INTERNATIONAL, INC.	Year Ended May 31,
CONSOLIDATED STATEMENTS OF CASH FLOW	2006
	restated	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,234,122)	$(936,000)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization of debt discount	92,500	-
Services paid by issuance of common stock	200,881	9,743
Compensation paid by issuance of common stock	107,520	7,134
Stock issued for interest expense	101,600	9,123
Depreciation and amortization	10,661	28,962
Forgiveness of debt	-	(29,777)
Payables rolled up into convertible debt	60,000
Bad Debt expense	73,039
Decrease (increase) in:
Accounts receivable	109,337	34,524
Prepaid expenses	(2,296)	7,845
Prepaid inventory	(41,186)	-
Inventory	43,584	36,816
Other assets	75	26,993
Accrued liabilities	(63,859)	(70,068)
Accounts payable	6,943	46,225
Commitments and contingencies	-	24,596
Increase (decrease) in:
GST tax refundable	(3,193)	-
Employee advance receivable	(260)	(519)
Accrued interest	35,143	29,782
Net cash used in operating activities	(503,633)	(774,621)
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	-	(1,641)
Software acquisition	(65,893)	(54,740)
Purchase of property and equipment	-	-
Net cash used in investing activities	(65,893)	(56,381)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans, related party	111,927	142,837
Repayment of loans, related party	(91,000)	(137,167)
Proceeds from loans	559,751	752,108
Repayment of loans	-	(18,359)
Issuance of common stock for cash	-	-
Net cash provided by financing activities	580,679	739,419
Net increase (decrease) in cash	11,152	(91,583)
Foreign currency translation gain (loss)	13,516	2,627
Cash, beginning of period	7,918	96,874
Cash, end of period	$32,586	$7,918
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$-	$-
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued liabilities paid with stock	$60,000	$400,000
Common stock issued for debt and interest	$101,600	$19,421

The accompanying notes are an integral part of these financial statement

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

 As shown in the accompanying financial statements, at May 31, 2006 the Company has an accumulated deficit of $11,747,517, and current liabilities in excess of current assets by $1,677,560.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Debentures

Three 12% convertible debentures were issued to private investors during the year ended May 31, 2004, in the amount of $42,500.  These debentures were converted to 308,333 shares of common Stock at May 31, 2004.  In addition, the Company issued $60,911 of common stock for outstanding loans.

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

During the year ended May 31, 2006 an existing debenture in the amount of $161,000 was amalgamated with short term debt into a new debenture in the amount $320,000 bearing an interest rate of 8%. In addition new debentures totaling $555,000 bearing an interest rate of 6% were issued pursuant to financing activities with net proceeds of $424,850.

The Company also recorded a beneficial conversion feature on the 6% debentures as a discount on the total net debenture value in the amount of $424,850.  The fees and disbursements of $130,150 and the net debenture of $424,850 are being amortized over the 36 month term of the debentures. The net debenture balance is summarized as follows:

Debenture face value

$555,000

Fund raising fees and disbursements

($130,150)

Debenture net of fees and disbursements

$424,850

Discount on debentures

( $332,350)

Net debenture balance

92,500

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

NOTE 12 – DEBT FORGIVENESS

During the years ended May 31, 2005, the Company recorded income of $29,777 from the Company’s vendors forgiving old accounts payable.  In accordance with Financial Accounting Standards Board No. 145, these gains are included in other income in the Company’s statement of

ELGRANDE INTERNATIONAL, INC.

(Formerly known as Elgrande.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2006

NOTE 13 –

RESTATEMENT OF FINANCIAL STATEMENTS FOR THE PERIOD ENDING MAY 31, 2006

The 10KSB annual financial statements for the period ending May 31, 2006 filed on September 14, 2006 recorded a derivative liability on $555,000 in Debentures pursuant to the requirements of Financial Accounting Standard No. 133. In a subsequent re-examination of the terms of the debentures it was concluded that since the debentures contemplate the issuance of restricted securities upon conversion the calculation and statement of derivative liability was inappropriate. The re-evaluation resulted in re-statements of certain line items affecting the balance sheet, income statement and cash flows including: reversal of derivative liability $251,191 and corresponding net gain of derivative instrument $173,659, and additional accruals of interest and amortized debt discount. Reversal of the net gain of derivative instruments resulted in a reduction in other income which reduced revenues and gross profit by $173,659. The value of the debentures net of fees is being depreciated using the straight line method over the three year term. The year end debenture balance is $92,500. The adjustments are summarized in the following table:

ELGRANDE INTERNATIONAL, INC.

(Formerly known as Elgrande.com, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2006

ELGRANDE INTERNATIONAL, INC.	May 31, 2006	May 31, 2006	Change in
	filed 14/09/2006	restated	Position
CONSOLIDATED BALANCE SHEETS
Accrued interest payable	8,325	-	(8,325)
Net Debenture Balance	277,500	92,500	(185,000)
Derivative liability	251,191	-	(251,191)
TOTAL CURRENT LIABILITIES	2,475,127	2,030,611	(444,516)

STOCKHOLDERS' EQUITY (DEFICIT)
Additional paid-in capital	9,616,114	10,040,964	424,850
Accumulated deficit	(11,767,183)	(11,747,517)	19,666
TOTAL STOCKHOLDERS' (DEFICIT)	$(2,122,076)	$(1,677,560)	$444,516
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
R E V E N U E S	690,410	$517,082	(173,659)
GROSS PROFIT (LOSS)	313,652	139,993	(173,659)
E X P E N S E S			-
LOSS FROM OPERATIONS	(742,934)	(916,593)	(173,659)
OTHER INCOME (EXPENSE)
Interest Expense	(510,979)	(317,654)	193,325
TOTAL OTHER INCOME (EXPENSE)	(510,854)	(317,529)	193,326
NET LOSS	(1,253,788)	$(1,234,122)	19,666
COMPREHENSIVE LOSS	$(1,240,272)	$(1,220,606)	$19,666
CONSOLIDATED STATEMENT OF CASH FLOWS
Net gain (loss)	$(1,253,788)	$(1,234,122)	19,666
amortization of debt discount	277,500	92,500	(185,000)
Gain (loss) on derivative instruments	(173,659)	-	173,659
Accrued Interest	26,818	35,143	8,325
Net cash used in operating activities	520,283	503,633	$16,650
Proceeds from Loans	$576,401	$559,751	$(16,650)
Net cash provided by financing activities	$597,328	580,679	$(16,650)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf the undersigned, thereto duly authorized.

Dated:  April 10, 2007

               Elgrande International, Inc.

               By:  /s/ Michael F. Holloran

                    -----------------------------

                    Michael F. Holloran,

                    President, Chief Executive Officer, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 10, 2007.

     SIGNATURE                              CAPACITY

________________________________________________________________________

-

/s/  Murat Erbatur

_____________________                   Director

     Murat Erbatur