Form 10QSB/A
period 2006-08-31
ELGRANDE INTERNATIONAL, INC.
filed 2007-04-13
CIK 1073362

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

                                FORM 10-QSB/A

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

          and  2005 (Unaudited)                                           5

          Condensed Notes to Consolidated Interim Financial Statements    6

ITEM  2   Management's  Discussion  and  Analysis  of

          Financial  Condition  and  Results  of  Operations              11

Item 3    Controls and Procedures                                         15

PART II.  OTHER  INFORMATION                                              16

Signatures                                                                16

ELGRANDE INTERNATIONAL, INC.

FORM 10-QSB/A

For the Quarterly period ended August 31, 2006

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

ELGRANDE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
	August 31	May 31,
	2006	2006
ASSETS	(Unaudited)	Audited
CURRENT ASSETS	restated	restated
Cash	$2,469	$32,586
Accounts receivable	42,042	54,334
Prepaid expenses	2,282	2,296
Prepaid inventory	40,939	41,186
Inventory	165,729	213,314
Employee expense advances	2,622	2,624
GST tax refundable	3,249	3,806
TOTAL CURRENT ASSETS	259,332	350,146

PROPERTY AND EQUIPMENT, NET	-	-

OTHER ASSETS
Software, net	94,690	100,396
Deposits	19,364	32,987
TOTALOTHERASSETS	114,054	133,383

TOTAL ASSETS	$373,386	$483,529

LIABILITIES & STOCKHOLDERS' EQUITY(DEFICIT)
CURRENT LIABILITIES
Accounts payable	276,651	275,797
Accrued liabilities	335,817	304,618
Accrued interest	-
Debentures	138,750	92,500
Loans payable	926,479	923,921
Debentures and loans payable, related parties	428,060	433,775
TOTAL CURRENT LIABILITIES	2,105,757	2,030,611

LONG-TERM LIABILITIES	130,294	130,479

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 500,000,000 shares authorized,
$.001 par value; 41,512,479 and 39,512, 479 shares issued and
outstanding, respectively	41,512	39,512
Additional paid-in capital	10,058,964	10,040,964
Accumulated deficit	(11,949,968)	(11,747,517)
Accumulated other comprehensive income (loss)	(13,173)	(10,520)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,862,665)	(1,677,561)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$373,386	$483,529

See accompanying condensed notes to the financial statements.

ELGRANDE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months	Three Months
	Ended	Ended
	August 31	August 31
	2006	2005
	(unaudited)	(unaudited)
	restated
R E V E N U E S
Product sales	$96,013	$163,942

	96,013	163,942
COST OF REVENUES	62,232	150,759

GROSS PROFIT (LOSS)	33,781	13,183

E X P E N S E S
Consulting fees	63,896	38,240
Legal and professional fees	5,603	24,795
Salaries	51,694	96,112
Depreciation and amortization	5,976	2,737
Office and administration	10,845	10,349
Travel and entertainment	75	8,931
Selling expense	4,892	24,058
Rent	31,636	27,078
Bad debts	-	1,172
TOTAL OPERATING EXPENSES	174,617	233,472

LOSS FROM OPERATIONS	(140,836)	(220,289)

OTHER INCOME (EXPENSE)
Non - Operating Income	2,473	5,384
Interest income	46	23
Interest expense	(64,134)	(7,176)
TOTAL OTHER INCOME (EXPENSE)	(61,615)	(1,769)
NET LOSS	(202,451)	(222,058)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	(2,653)	6,077

COMPREHENSIVE LOSS	$(205,104)	$(215,981)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.005)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	41,273,349	23,439,667

See accompanying condensed notes to the financial statements

ELGRANDE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	August 31	August 31
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:	restated
Net loss	$(202,451)	$(222,058)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization of debt discount	46,250	-
Services paid by issuance of common stock	20,000	-
Depreciation	5,851	2,620
Amortization	125	117
Allowance for bad debts	-	1,172
Commitments and contingencies	-	1,464
Decrease (increase) in:
Accounts receivable	12,292	(3,998)
Prepare expenses	14	(2,124)
Prepaid inventory	247	(21,819)
Inventory	47,585	50,434
Employee advance receivable	2	4,694
Increase(decrease) in:
Bank overdraft	13,243	18,565
GST tax refundable	(557)	279
Accrued interest		22,909
Accrued liabilities	31,199	44,164
Accounts payable	854	(18,953)
Net cash used in operating activities	(25,346)	(122,534)

Cash flows from investing activities:
Deposits	13,623	1,731
software acquisition	(270)
Purchase of property and equipment		-
Net cash used in investing activities	13,353	1,731

Cash flows from financing activities:
Proceeds from loans	-	99,463
Proceeds from loans, related party	-	78,364
Repayment of loans	(20,777)	(32,609)
Issuance of stock	-	-
Net cash provided by financing activities	(20,777)	145,218

Net increase (decrease) in cash	(32,770)	24,415

Foreign currency translation gain (loss)	2,653	(21,877)

Cash, beginning of period	32,586	7,918
Cash, end of period	$2,469	$10,456
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$-	$-
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock and options	$20,000	$-

See accompanying condensed notes to the financial statements

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At August 31, 2006, the Company has a working capital deficit of approximately $1,846,400, an accumulated deficit of approximately $11,949,960 and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company also recorded a beneficial conversion feature on the debentures as a discount on the debt in the amount of $424,850. This discount is being amortized over the 36 month term of the debenture, totaling $11,801 per month. Due to the requirement of the Company to provide restricted trading shares to the Debenture holders upon conversion, the Company has recorded the total amount of $138,750 as debentures.

ELGRANDE INTERNATIONAL, INC.

(Formerly Known as Elgrande.com, Inc.)

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

August 31, 2006

Note 6 – Restatement of Financial Statements for the period ending August 31, 2006

The 10QSB quarterly financial statements for the period ending August 31, 2006 filed on October 17, 2006 recorded a derivative liability on $555,000 in Debentures pursuant to the requirements of Financial Accounting Standard No. 133. In a subsequent re-examination of the terms of the debentures it was concluded that since the debentures contemplate the issuance of restricted securities upon conversion the calculation and statement of derivative liability was inappropriate. The re-evaluation resulted in re-statements of certain line items affecting the balance sheet, income statement and cash flows including: reversal of derivative liability $145,805 and corresponding decrease in total current liabilities of $145,805; increase in paid-in capital of $424,850 equal to the net proceeds of sale of debentures; increase in accumulated deficit of $279,042, and additional reduction in non-operating income and accruals for amortized debt discount. The adjustments are summarized in the following table:

ELGRANDE INTERNATIONAL, INC.
	August 31	August 31
	2006	2006
	filed 17/10/06	restated	Change in
CONSOLIDATED BALANCE SHEETS	(Unaudited)	(Unaudited)	Position
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Derivative liability	145,805	-	(145,805)
TOTAL CURRENT LIABILITIES	2,251,562	2,105,757	(145,805)

STOCKHOLDERS' EQUITY (DEFICIT)
Additional paid-in capital	9,634,114	10,058,964	424,850
Accumulated deficit	(11,670,926)	(11,949,968)	(279,042)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,008,473)	(1,862,665)	145,808

	Three Months Ended August 31, 2006 Filed 17/10/2006 (Unaudited)	Three Months Ended August 31,2006 Amended (Unaudited)	Change in Position
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

OTHER INCOME (EXPENSE)
Non-Operating Income	12,067	2,473	(9,594)
TOTAL OTHER INCOME (EXPENSE)	(52,021)	(61,615)	(9,594)
NET LOSS	(192,860)	(202,451)	(9,594)
COMPREHENSIVE LOSS	$(195,513)	$(205,104)	$(9,594)
CONSOLIDATED STATEMENT OF CASH FLOWS
Net gain (loss)	(192,857)	(202,451)	(9,594)
Gain (loss) on derivative instruments	(9,594)	-	9,594
Accrued interest	16,650		(16,650)

                        ELGRANDE INTERNATIONAL, INC.

                                FORM 10-QSB/A

                  For the Quarterly period ended August 31, 2006

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

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

RESULTS OF OPERATIONS

Comparison of the three months ended August 31, 2006 and August 31, 2005.

For the quarter  ended  August 31,  2006, we had revenues of $96,013 versus $163,942 for the same period ending last year. These revenues are primarily due to the wholesale distribution of the “Love Plates” from Walther-Glas.  This decrease in revenues is due to our inability to fulfill booked orders because of the refusal of the Company’s principal supplier, Walther-Glas, to ship pre-paid inventory.

For  the quarter ended  August 31,  2006,  cost  of  revenues  decreased to $62,232 versus $150,759 for the same period ending last year.   This represents  the  cost of inventory sold and the corresponding freight-in charges of importing product.

For the quarter ended August 31, 2006, gross profit was $33,780, or 35% of revenue versus $13,183 or 8% of revenue for the same period ending last year.

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

Significant changes in the Company's financial condition that warrant discussion include:

Selling expense

Selling expenses were 79.67% lower in the three months ended August 31, 2006 than in the same period ended 2005.  This is due to the Company’s scaling back on tradeshow attendance, sales representative activity and marketing activity. This is all a result of the dispute with Walther-Glas.  In addition, certain of our expenses were reclassified from Selling Expenses to Office and Administration to properly reflect only sales generating expenses.

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

Dated:  April 11, 2007