Form 10QSB/A
period 2006-11-30
ELGRANDE INTERNATIONAL, INC.
filed 2007-04-16
CIK 1073362

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

                               TABLE OF CONTENTS

                                                                        Page

PART  I.  FINANCIAL  INFORMATION                                          3

ITEM  1 - Unaudited  Consolidated  Financial Statements

          Consolidated Balance Sheets as of

          November 30, 2006 (Unaudited) and May 31, 2006                  3

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

PART  I.  FINANCIAL  INFORMATION

Item 1 - Financial Statements

November 30
2006
restated
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$18,088
Accounts receivable	23,083
Prepaid expenses	2,230
Prepaid inventory	40,006
Inventory	149,713
Employee expense advances	2,616
GST tax refundable	3,017
TOTAL CURRENT ASSETS	238,753

PROPERTY AND EQUIPMENT, NET

OTHER ASSETS
Software, net	88,649
Deposits	19,171
TOTALOTHERASSETS	107,820

TOTAL ASSETS	$346,573

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdraft	$41,060
Accounts payable	264,116
Accrued liabilities	330,605
Accrued interest
Debentures	185,000
Loans payable	935,371
Debentures and loans payable, related parties	458,134
TOTALCURRENTLIABILITIES	2,214,286

LONG-TERM LIABILITIES

COMMITMENTS AND CONTINGENCIES	129,599

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 500,000,000 shares authorized,
$.001 par value; 72,712,479 and 39,512,479 shares
issued and outstanding, respectively	72,712
Additional paid-in capital	10,159,764
Accumulated deficit	(12,211,544)
Accumulated other comprehensive income (loss)	(18,244)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,997,312)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$346,573

See accompanying condensed notes to the financial statements.

 3 -

ELGRANDE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Three Months		Six Months
	Ended	Three Months	Ended	Six Months
	November 30	Ended	November 30	Ended
	2006	November 30	2006	November 30
	restated	2005	restated	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
R E V E N U E S
Product sales	$46,116	$159,282	$142,129	$328,608

	46,116	159,282	142,129	328,608
COST OF REVENUES	29,668	80,924	91,900	231,683

GROSS PROFIT (LOSS)	16,448	78,358	50,229	96,925

E X P E N S E S
Consulting fees	137,417	41,168	201,313	79,408
Legal and professional fees	5,505	17,490	10,508	42,285
Salaries	24,803	73,282	76,497	169,394
Depreciation and amortization	6,053	2,737	12,029	5,474
Office and administration	8,477	40,110	19,922	80,926
Travel and entertainment	97	2,162	172	11,093
Selling expense	1,146	33,350	6,038	48,477
Rent	30,364	30,424	62,000	57,502
Bad debts	-	-	-	1,172
TOTAL OPERATING EXPENSES	213,862	240,723	388,479	495,731

LOSS FROM OPERATIONS	(197,414)	(162,365)	(338,250)	(398,806)

OTHER INCOME (EXPENSE)
Non - Operating Income	995	-	3,468	(180)
Interest income	50	28	96	51
Interest expense	(65,208)	(9,774)	(129,342)	(16,950)
TOTAL OTHER INCOME (EXPENSE)	(64,163)	(9,746)	(125,778)	(17,079)

NET LOSS	(261,577)	(172,111)	(464,028)	(415,885)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	(5,071)	(40,104)	(7,724)	(34,027)

COMPREHENSIVE LOSS	$(266,648)	$(212,215)	$(471,752)	$(449,912)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	48,590,740	30,612,479	45,475,522	28,266,776

See accompanying condensed notes to the financial statements

ELGRANDE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(with Derivative Liability amendment)
		Six Months
		Ended		Six Months
		November 30		Ended
		2006		November 30
		restated		2005
		(unaudited)		(unaudited)
Cash flows from operating activities:
Net loss		$(464,028)		$(415,885)
Adjustments to reconcile net loss
To net cash used by operating activities:
Amortization of debt discount		92,500		-
Services paid by issuance of common stock and options		152,000		-
Depreciation		11,778		5,240
Amortization		251		234
Decrease(increase)in:
Accounts receivable		31,251		15,897
Prepaid expenses		66		-
Prepaid inventory		1,180		-
Inventory		63,601		140,360
Employee advance receivable		8		(1,890)
Increase(decrease)in:
Bank overdraft		41,060		44,867
GST tax refundable		789		(5,905)
Accrued interest				29,905
Accrued liabilities		25,987		78,487
Accounts payable		(11,681)		(8,001)
Net cash used in operating activities		(55,238)		(116,691)

Cash flows from investing activities:
Deposits		13,816		1,340
Purchase of property and equipment		(270)
Net cash used in investing activities		13,546		1,340

Cash flows from financing activities:
Proceeds from loans		15,889		101,551
Proceeds from loans, related party		24,359		64,177
Repayment of loans		(20,777)		(19,790)
Net cash provided by financing activities		19,471		145,938

Net increase (decrease) in cash		(22,222)		30,587
Foreign currency translation gain (loss)		7,724		(669)
Cash, beginning of period		32,586		7,918
Cash, end of period		$18,088		$37,836

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$			$7,283
Income taxes	$		$
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock and options		$152,000	$

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception.  At November 30, 2006, the Company has a working capital deficit of approximately $1,975,500, an accumulated deficit of approximately $12,211,500 and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

ELGRANDE INTERNATIONAL, INC.

(Formerly Known as Elgrande.com, Inc.)

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

November 30, 2006

Note 6 – Restatement of Financial Statements for the period ending November 30, 2006

The 10QSB quarterly financial statements for the period ending November 30, 2006 filed on January 16, 2007 recorded a derivative liability on $555,000 in Debentures pursuant to the requirements of Financial Accounting Standard No. 133. In a subsequent re-examination of the terms of the debentures it was concluded that since the debentures contemplate the issuance of restricted securities upon conversion the calculation and statement of derivative liability was inappropriate. The re-evaluation resulted in re-statements of certain line items affecting the balance sheet, income statement and cash flows including: reversal of derivative liability $999,000 and corresponding reduction of current liabilities and stockholders equity of $999,000; decrease in non-operating loss and reduction of net loss of $431,387; reversal of loss on derivative instruments $314,500, and corresponding adjustments to paid-in capital $424,850 and reduction in accumulated deficit of $574,150. The adjustments are summarized in the following table:

ELGRANDE INTERNATIONAL, INC.	November 30	November 30
	2006	2006
	filed 16-01-07	restated	Change in
CONSOLIDATED BALANCE SHEETS	(Unaudited)	(Unaudited)	Position
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Derivative liability	999,000	-	(999,000)
TOTAL CURRENT LIABILITIES	(3,213,286)	(2,214,286)	(999,000)

STOCKHOLDERS' EQUITY (DEFICIT)
Additional paid-in capital	9,734,914	10,159,764	424,850
Accumulated deficit	(12,785,694)	(12,211,544)	574,150
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,996,312)	(1,997,312)	999,000

	Three Months	Three Months		Six Months	Six Months
	Ended	Ended		Ended	Ended
	November30	November30		November 30	November 30
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	2006	2006		2006	2006
	filed16-01-07	amended	Change in	filed 16-01-07	amended	Change in
	(unaudited)	(unaudited)	Position	(unaudited)	(unaudited)	Position
Non - Operating Income (Loss)	(430,392)	995	431,387	(311,032)	3,468	314,500
TOTAL OTHER INCOME (EXPENSE)	(495,550)	(64,163)	431,387	(440,278)	(125,778)	314,500
NET LOSS	(692,964)	(261,577)	431,387	(778,528)	(464,028)	314,500
COMPREHENSIVE LOSS	$(698,035)	$(266,648)	$431,387	$(786,252)	$(471,752)	$314,500
CONSOLIDATED STATEMENT OF CASH FLOWS
Cash flows from operating activities:				$(778,528)	$(464,028)	$314,500
Loss on derivative instruments				$314,500	-	$(314,500)

                        ELGRANDE INTERNATIONAL, INC.

                                FORM 10-QSB/A

                For the Quarterly period ended November 30, 2006

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

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

Changes in Financial Condition

A summary of expenses for the three month period ended November 30, 2006 compared to the same period in 2005 is as follows:

                                       2006                2005

     Consulting                    $ 137,417          $ 41,168

     Selling expense                   1,146            33,350

     Legal and other                   5,505            17,490

     Salaries                         24,803            73,282

     Depreciation and amortization     6,053             2,737

     Office and administration        38,841            70,534

     Travel and entertainment             97              2,162

                                    $213,862           $240,723

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

PART II. OTHER INFORMATION.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c) Sales of Unregistered Securities

Date	Title and Shares of Common Stock	Purchasers	Principal Underwriter	Total Offering Price/Underwriting Discounts
November 15, 2006	20,000,000	Michael Holloran	NA	$20,000/NA

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