Form 10QSB
period 2007-02-28
ELGRANDE INTERNATIONAL, INC.
filed 2007-05-16
CIK 1073362

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES

        EXCHANGE ACT  OF  1934

        For the Quarterly period ended February 28, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes  [X] No

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

            Class                                      February 28, 2007

-------------------------------                     -----------------------

Common stock, $ 0.001 par value                           116,712,469

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

                             ELGRANDE INTERNATIONAL, INC.

                                FORM 10-QSB

                For the Quarterly period ended February 28, 2007

                               TABLE OF CONTENTS

                                                                        Page

PART  I.  FINANCIAL  INFORMATION                                          3

ITEM  1 - Unaudited  Consolidated  Financial Statements

          Consolidated Balance Sheets as of

          February 28, 2007 (Unaudited) and May 31, 2006                  3

          Consolidated  Statements  of  Operations

          for  the  Three Months and Six Months ended  February 28,

          2007 and  2006  (Unaudited)                                     4

          Consolidated  Statements  of  Cash  Flows

          for  the  Three  Months  and Nine Months ended February 28, 2007

          and  2006 (Unaudited)                                           5

          Condensed Notes to Consolidated Interim Financial Statements    6

ITEM  2   Management's  Discussion  and  Analysis  of

          Financial  Condition  and  Results  of  Operations              11

ITEM  3   Controls and Procedures                                         15

PART II.  OTHER  INFORMATION                                              15

Signatures                                                                17

PART  I.  FINANCIAL  INFORMATION

Item 1 - Financial Statements

ELGRANDE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
		May 31
	February 28	2006
	2007	restated
	unaudited	(audited)
ASSETS
CURRENT ASSETS
Cash	$-	$32,586
Accounts receivable	80,161	54,334
Prepaid expenses	5,221	2,296
Prepaid Inventory		41,186
Inventory	299,737	213,314
Employee expense advances	2,611	2,624
GST tax refundable	3,276	3,806
TOTAL CURRENT ASSETS	391,005	350,146
PROPERTY & EQUIPMENT, NET	2,248
OTHER ASSETS
Hardware and Software, net	99,718	100,396
Deposits	46,111	32,987
Goodwill MCM	201,767	-
TOTAL OTHER ASSETS	347,596	133,383
TOTAL ASSETS	$740,850	$483,529

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdraft	156
Accounts payable	436,809	275,797
Accrued liabilities	303,197	304,618
Debentures	224,893	92,500
Debentures and loans payable, related parties	511,668	433,775
TOTAL CURRENT LIABILITIES	1,476,724	1,106,690

LONG-TERM LIABILITIES
Accounts payable	128,905	130,478
Loans payable	1,007,429	923,921
Total Long-Term Liabilities	1,136,334	1,054,399
COMMITMENTS & CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Common stock, 500,000,000 shares authorized,
$0.001 par value, 106,134,691 and 39,512,479 shares
issued and outstanding respectively	116,712	39,512
Additional paid in capital	10,309,764	10,040,964
Retained earnings (accumulated deficit)	(12,274,486)	(11,747,517)
Accumulated other comp income (loss)	(24,198)	(10,520)
TOTAL STOCKHOLDERS' EQUITY	(1,872,208)	(1,677,561)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$740,850	$483,529

See accompanying condensed notes to the financial statements.

ELGRANDE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
	unaudited	unaudited	unaudited	unaudited
REVENUES [Note 1]
Smart-Home products and services	$135,123	$-	$135,123	$-

COST OF REVENUES
Smart-Home products and services	67,794	-	67,794	-

GROSS PROFIT (LOSS)	67,328	-	67,328	-

EXPENSES
Consulting fees		6,613	53,200	19,840
Selling expense
Compensation
Salaries	13,160	3,200	37,160	9,600
Depreciation
Office & Admin	14,948	6,717	31,266	20,150
TOTAL OPERATING EXPENSES	28,107	16,530	121,625	49,590

GAIN (LOSS) FROM OPERATIONS	39,221	(16,530)	(54,297)	(49,590)

OTHER INCOME (EXPENSE)
Non-Operating Income	(3,468)		-	-
Amortization of Debenture Discounts	(39,893)	(46,250)	(132,393)	(46,250)
Interest income	17	35	113	86
Accrued Interest expense	(15,014)	(15,303)	(51,856)	(32,433)
TOTAL OTHER INCOME (EXPENSE)	(58,358)	(61,518)	(184,136)	(78,597)

GAIN (LOSS) FROM CONTINUING OPERATIONS	(19,137)	(78,048)	$(238,433)	(128,187)

GAIN (LOSS) from DISCONTINUED OPERATIONS	(43,804)	(414,261)	(288,563)	(779,287)

NET (LOSS) INCOME	(62,941)	(492,309)	(526,969)	(907,474)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain/loss	21,402	4,532	13,678	6,499

COMPREHENSIVE LOSS	$(41,539)	$(487,777)	$(513,291)	$(900,975)

BASIC AND DILUTED NET GAIN (LOSS) PER COMMON SHARE	$0.000	(0.01)	(0.008)	(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	106,134,691	34,465,812	65,506,630	30,301,822

See accompanying condensed notes to the financial statements

ELGRANDE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
	Nine month ended February 28
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:	unaudited	Unaudited
Net loss	$(526,929)	$(907,474)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization of debt discount	132,393	46,250
Services paid by issuance of common stock	152,000	85,709
Compensation paid by issuance of common stock	-	117,600
Stock issued for interest expense	-	86,520
Depreciation	11,617	5,114
Accrued Interest	26,163	70,712
Decrease (increase), net of acquisition, in:
Accounts receivable	29,803	57,494
Prepaid expenses	154	(2,205)
Prepaid inventory	41,186
Inventory	82,493	(33,963)
Other assets		957
Accrued liabilities	9,468	97,042
Accounts payable	(68,644)	(33,358)
Commitments and contingencies
Increase (decrease), net of acquisition, in:
Bank Overdraft	156
GST tax refundable	(2,158)	(3,295)
Employee advance receivable	13	(970)
Net cash used in operating activities	(115,014)	(413,867)
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	21,711
Net cash used in investing activities	21,711
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans, related party	77,893	96,671
Repayment of loans, related party	(22,216)	(94,926)
Proceeds from loans	16,029	490,997
Net cash provided by financing activities	71,706	492,742

Net increase (decrease) in cash	(18,908)	78,875
Foreign currency translation gain (loss)	(13,678)

Cash, beginning of period	32,586	7,918

Cash, end of period	$(0)	$86,793
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	6,511
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued liabilities paid with stock	$180,000	$400,000
Common stock issued for debt and interest	$14,000	$19,421

See accompanying condensed notes to the financial statements

ELGRANDE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2007

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Elgrande International, Inc. (“Elgrande” or “Company”), through its wholly owned subsidiary MCM Integrated Technologies, Ltd. [name change to Intelligent Living Corp. (“ILC”) in process] (www.intelligent-living.us) specializes in designing, supplying, installing, upgrading and servicing home automation and commercial presentation center solutions including: structured wiring, security systems, internet access, lighting and HVAC control, and distributed audio/video systems. The Company offers both wired and wireless technology for single and multi unit new construction and existing buildings, using both traditional component and Windows Media Center/Vista based systems. ILC has been supplying custom IT solutions since 1994 and home automation solutions since 2003. The Company has offices and demonstration suites in Phoenix and Vancouver and is active with single family homes and multi-unit town homes and condominium projects in southwest BC and the greater Phoenix area.

On December 8, 2006 Elgrande acquired all of the outstanding capital stock of ILC for $261,390, which included $180,000 in shares of Elgrande and $81,390 in the form of a note payable. With this acquisition, Elgrande became a leading home automation provider in southwestern BC and the greater Phoenix area.

Prior to the acquisition noted above the Company was engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In July 2006, as a result of a breach of the Company’s exclusivity agreement with its principal supplier by its principal supplier and other production related issues the board of directors began an evaluation of alternative business models and opportunities. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process continued through the current quarter and is expected to be substantially completed by the close of the current fiscal year.

Results of operations reported for the current quarter relate to the activities of ILC. Results of operations reported for prior quarters relate to the Company’s activities in the home décor sector. The disposal of assets and reduction of liabilities associated with the home décor business are reported as results from discontinued activities.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the restated audited financial statements for the period ended May 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At February 28, 2007, the Company has a working capital deficit of approximately $1,872,200, an accumulated deficit of approximately $12,274,500 and negative cash flows from consolidated operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

ELGRANDE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2007

(Unaudited)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue and Cost Recognition

The Company recognizes revenue for product sales and services when products are shipped and title passes to customers and or when services are provided. Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, and packaging supplies. Services are provided at billing rates that reflect a mark-up over the cost of labor and supporting infrastructure. Services are billed as progress payments linked to pre-agreed work schedules, on fixed price schedules or as hourly charges.

Accounts Receivable

The Company carries its accounts receivable at net realizable value.  The Company is in the process of developing a policy for recognizing doubtful accounts.  A receivable is considered past due if the Company does not receive payment within 30 days.

Inventories

Inventory at February 28, 2007 consists of a variety of home-décor products, computer and audio/video hardware and software.  Inventories are recorded using the specific identification method and valued at the lower of cost or market value. Inventory consisting of manufactured products is recorded using the first in first out method and valued at the lower of cost or market value.

Foreign currency translation

MCM Integrated Technologies, Ltd. and Cardinal Points Trading, Corp. use the Canadian Dollar as their functional currency. Transactions denominated in currencies other than the entity’s functional currency are translated into the entity’s functional currency at the exchange rate ruling on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are retranslated at the exchange rate ruling on the balance sheet date. Currency translation differences are recognized in the statement of income for the period.

On consolidation, the results of operations and cash flows whose functional currency is other than the US dollar are translated into US dollars at the average exchange rate for the period and their assets and liabilities are translated into US dollars at the exchange rate ruling on the balance sheet date. Currency translation differences are recognized within other comprehensive income as a separate component of shareholders’ equity. In the event that such an operation is sold, the cumulative currency translation differences that are attributable to the operation are reclassified to income.

Goodwill

Goodwill is calculated as the excess of the fair value of consideration paid over the fair value of tangible and intangible assets acquired and liabilities assumed. Goodwill will be tested for impairment annually according to FAS 142. An impairment test would also be performed in any period in which events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment would be recognized at that time, to the extent that the carrying amount exceeds the undiscounted future net cash flows expected from its use.

ELGRANDE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2007

(Unaudited)

Impairment of long-lived assets

We assess the impairment of goodwill and indefinite life intangibles on an annual basis. The potential impairment of finite life intangibles is assessed whenever events or a change in circumstances indicate the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•

significant underperformance relative to historical or expected projected future operating results;

•

significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•

significant negative industry or economic trends;

•

significant decline in our stock price for a sustained period of time; and

•

our market capitalization relative to net book value.

When we determine that the carrying value of goodwill and indefinite life intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

Segment Reporting

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within Elgrande for making operational decisions and assessments of financial performance.

Elgrande’s chief executive officer (CEO) is considered to be the chief operating decision-maker. The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Elgrande has determined that it operates in a single operating segment, specifically, marketing home automation products, technology and services.

NOTE 3 - COMMON STOCK

During the nine months ended February 28, 2007, the Company issued 33,200,000 shares of common stock for services of $152,000; 30,000,000 shares for the purchase of all of the outstanding shares of MCM Integrated Technologies Ltd.  valued at $180,000, and 14,000,000 shares for conversion of debentures.

NOTE 4 - STOCK OPTIONS

Since 1998 the Company has registered 6 stock option plans entitled the Elgrande.com Inc. 1998 Stock Option Plan, Elgrande.com Inc. 1999 Stock Option Plan, Elgrande.com Inc. 2000 Stock Option Plan, the Elgrande.com Inc. 2003 Stock Option Plan , the Elgrande International, Inc. 2005 Stock Option Plan, the Elgrande International, Inc. 2006 Stock Option Plan and the Elgrande International, Inc. 2007 Stock Option Plan, hereinafter “the Plans”. Their purpose is to advance the business and development of the Company and its shareholders by enabling employees, officers, directors and independent contractors or consultants of the Company the opportunity to acquire a proprietary interest in the Company from the grant of options to such persons under the Plans' terms. The Plans provide that the Company’s board of directors may exercise its discretion in awarding options under the Plans. The Board determines the per share option price for the stock subject to each option.  All options authorized by each plan must be granted within ten years from the effective date of the Plan.

During the years ended May 31, 2004, 2005, and 2006 the Company did not issue any new common stock options. Additionally, no options were exercised, and all options previously granted expired.

ELGRANDE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2007

(Unaudited)

NOTE 5 - NOTES AND DEBENTURES PAYABLE

Short-term Notes

During the nine months ended February 28, 2007, the Company’s officers loaned the Company $77,893 to fund continuing operations.

On December 7, 2005, the Company executed a securities purchase agreement with certain accredited investors. Under the agreement, the Company agreed to sell its convertible debentures due three years from the final closing date.  The principal amount of up to $600,000 bearing interest at the rate of 6% per annum and is convertible into shares of the Company’s common stock at a conversion price for each share of common stock equal to 75% of the lowest closing bid price per share of the common stock for the fifteen trading days immediately preceding the date of conversion.  For the quarter ended February 28, 2006, the company completed the sale of an aggregate of $555,000 in Debentures under the Purchase Agreement which resulted in net proceeds of $424,850. The difference between the Debenture face value and the proceeds received was for fees in the amount of $130,150. These fees have been recorded as a debt discount and are being amortized over a 3 year period straight line.

The Company also recorded a beneficial conversion feature on the debentures as a discount on the debt in the amount of $424,850. This discount is being amortized over the 36 month term of the debenture.

NOTE 6 – ACQUISITION OF MCM INTEGRATED TECHNOLOGIES, LTD

As discussed in Note 1, on December 8, 2006 the Company acquired 100% of the outstanding shares of MCM Integrated Technologies, Ltd. [name change to Intelligent Living Corp. [ILC] in process]. The acquisition was accounted for as a purchase, and, accordingly, the results of operations of ILC have been included in the consolidated financial statements commencing on the date of acquisition. In connection with the acquisition, the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition were as follows:

Description	Dec 8, 2006

Assets:
Cash and Deposits	$50,962
Trade receivables	55,630
Inventory	168,916
Property and equipment	2,275
Other Assets	16,365
Goodwill	201,767
Total assets acquired	495,915
Liabilities:
Accounts payable and accrued expenses	59,800
Revolving credit lines	174,725
Total liabilities	234,525
Net assets acquired	$261,390

Represented by:
Common Stock issued at closing	$180,000
Note payable	81,390
$261,390

ELGRANDE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2007

(Unaudited)

 NOTE 7 – DISCONTINUED OPERATIONS

At February 28, 2007, assets and liabilities from discontinued operations consisted of:

Description	February 28, 2007

Inventory	$132,799
Accounts receivable remaining from discontinued operations	42,138
Allowance for doubtful accounts remaining from discontinued operations	(32,732)
Total assets related to discontinued operations	142,205

Accounts Payable Trade Long Term	93,608
Total liabilities related to discontinued operations	$93,608

At February 28, the Company believes that the probability of disposing of residual inventory at or above cost and collecting these receivables net of the reserve for doubtful accounts is high. The Company is planning to conclude the disposal of inventory and collection of receivables by the close of the current fiscal year and in any event not later than the close of the first quarter of the coming fiscal year. The noted accounts payable are substantially in dispute and the Company believes they will not be paid in full. However the Company has fully reserved these payables at their full value. As the inventory is disposed, receivables collected, and payables reduced the Company will record a gain (loss) in the period of activity.

The loss from discontinued operations, recorded for the three months ended February 28, 2007, relates to the disposal of inventory and wind down of wholesale activity. During this three month period the company laid off its remaining staff related to the wholesale operation, concluded its lease of office and warehouse space required for the home décor business and eliminated operational overheads related to the maintenance of warehouse and office facilities. The Company sold inventory with a book value of $15,444 for $25,769 and incurred expenses of $54,129 for a net loss of $43,804.

ELGRANDE INTERNATIONAL, INC.

FORM 10-QSB

For the Quarterly period ended February 28, 2007

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF CONTINUING AND FUTURE PLAN OF OPERATIONS

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

OVERVIEW

Elgrande International, Inc. (“Elgrande” or “Company”), through its wholly owned subsidiary MCM Integrated Technologies, Ltd. [name change to Intelligent Living Corp. (“ILC”) in process] (www.intelligent-living.us) specializes in designing, supplying, installing, upgrading and servicing home automation and commercial presentation center solutions including: structured wiring, security systems, internet access, lighting and HVAC control, and distributed audio/video systems. The Company offers both wired and wireless technology for single and multi unit new construction and existing buildings, using both traditional component and Windows Media Center/Vista based systems. ILC has been supplying custom IT solutions since 1994 and home automation solutions since 2003. The Company has offices and demonstration suites in Phoenix and Vancouver and is active with single family homes and multi-unit town homes and condominium projects in southwest BC and the greater Phoenix area.

On December 8, 2006 Elgrande acquired all of the outstanding capital stock of ILC for $261,390, which included $180,000 in shares of Elgrande and $81,390 in the form of a note payable. With this acquisition, Elgrande became a leading home automation provider in southwestern BC and the greater Phoenix area.

Prior to the acquisition noted above the Company was engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In July 2006, as a result of a breach of the Company’s exclusivity agreement with its principal supplier by its principal supplier and other production related issues the board of directors began an evaluation of alternative business models and opportunities. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process continued through the current quarter and is expected to be substantially completed by the close of the current fiscal year.

Results of ongoing operations reported for the current quarter relate to the activities of ILC. Results of ongoing operations reported for prior quarters relate to the Company’s activities in the home décor sector. The disposal of assets and reduction of liabilities associated with the home décor business are reported as results from discontinued activities.

Foreign currency translation

MCM Integrated Technologies, Ltd. and Cardinal Points Trading, Corp. use the Canadian Dollar as their functional currency. Transactions denominated in currencies other than the entity’s functional currency are translated into the entity’s functional currency at the exchange rate ruling on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are retranslated at the exchange rate ruling on the balance sheet date. Currency translation differences are recognized in the statement of income for the period.

On consolidation, the results of operations and cash flows whose functional currency is other than the US dollar are translated into US dollars at the average exchange rate for the period and their assets and liabilities are translated into US dollars at the exchange rate ruling on the balance sheet date. Currency translation differences are recognized within other comprehensive income as a separate component of shareholders’ equity. In the event that such an operation is sold, the cumulative currency translation differences that are attributable to the operation are reclassified to income.

Transactions with related parties

During Q3 2007, the Company purchased MCM Integrated Technologies, Ltd. a company owned by a Director of Elgrande International, Inc. for an aggregate amount of less than $0.3 million. Prior to the acquisition, the board commissioned an independent fairness opinion on the transaction and the transaction was authorized by the board of directors, with the director involved in the transaction abstaining from voting on the approval resolution. It is believed that these transactions represent fair value for the assets and liabilities purchased.

RESULTS OF OPERATIONS – for the three months ended February 28, 2007 and February 28, 2006

For the 3 months ended February 28, 2007, revenues from continuing operations increased to $135,123  compared to zero in the same period ending last year. These revenues are a result of the sale of smart home products and services offered through the Company’s subsidiary ILC.

For the 3 months ended February 28, 2007, gross profit increased to $67,328 compared to zero in  the same period in the prior year. Gross margin (gross profit as a percent of revenue) was 50% and above the forecast value of 40%. The increase in gross profit reflects the Company’s entry into the smart home sector through the acquisition of ILC.

Operating expenses for the 3 months ending February 28, 2007 were $28,107 versus $16,530 for the same period in the prior year.

The Company recorded an operating profit from continuing operations of $39,221 for the period ending February 28, 2007 compared to a loss on operations of $16,530 for the same period in the prior year.

Total other expenses for the three month period ending February 28, 2007 were $58,358 including accrued amortization expenses of $39,893 for debenture discounts and debenture value net of discounts and conversion, and accrued interest of $15,014 from long term debt. Total other expenses were $61,518 for the comparable period in the prior year.

During the 3 months ended February 28, 2007 the Company incurred expenses associated with its discontinued wholesale business. Expenses include the costs of liquidating inventory, reducing staff and closing office and warehouse space. Expenses were partially offset by a gain on the sale of discontinued inventory. The net loss from discontinued operations was $43,804 compared to a net loss of $414,261 for the comparible period in the prior year. As at the end of February 2007 the Company had approximately $133,000 of home décor inventory remaining for disposal.

The net loss was $62,941, a gain of $21,402 was realized due as a result of foreign currency translation and the resulting comprehensive loss the period ending February 28, 2007 was $41,539 compared to a comprehensive loss of $487,777 for the corresponding period in the prior year. The comprehensive loss decreased 91% compared to the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of February 28, 2007, our principal sources of liquidity included cash and cash equivalents, and operating cash flow from our operating subsidiaries, and loans from related parties.  At February 28, 2007, cash and cash equivalents totaled $46,111 compared to $65,573 at May 31, 2006.

Our business is in transition and our liquidity must be considered in light of the risks, expenses and difficulties frequently encountered by companies in this stage of development. The decisions to discontinue operations in the wholesale home décor sector and acquire the assets and ongoing business of ILC have directly impacted year to date sales and liquidity. Risk factors relevant to these events and decisions include, but are not limited to: the Company’s ability to secure ongoing product supply, foreign exchange fluctuations, continued acceptance of the Company’s products and services, changes in technology and consumer adoption of technology, the strength of the housing market and the strength of the consumer economy in general, and cannot be quantified at this time.

Internal and External Sources of Capital

We have limited assets to sell in order to create short or long term liquidity. Therefore we are dependent on external sources for funding until such time as the Company completes its re-organization and develops positive net cash flow to maintain liquidity. Until such time as we have positive cash flow on a monthly basis, the dependence on external capital will remain.

There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us. We have not been able to demonstrate a consistent trend of positive cash flow and profitable quarters, which would have a beneficial effect on liquidity.

Investing Activities

Investing activities for the period from inception through February 28, 2007 consisted primarily of the purchase of inventory, property and equipment and soft costs associated with the development of our areas of business activities and supporting infrastructure.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others.  To date, we raised approximately $10.3 million from the sale of common stock and have borrowed approximately $2 million from investors and shareholders.  As at February 28, 2007, approximately $1,430,000 remains as debt.  Funds from these sources were used as working capital to fund the development of the Company.

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

The Company secured additional debenture financing from an accredited investor in the amount of $50,000 under terms similar to the December 7, 2005 purchase agreement. Year to date loans and repayments to related parties netted to $46,569. The net total of financing activities for the quarter ended February 28, 2007 was $56,415.

FUTURE PLAN OF OPERATIONS

On December 8, 2006 the Company acquired all of the outstanding capital stock of, and entered into an Agreement and Plan of Reorganization with MCM Integrated Technologies, Ltd. [name change to Intelligent Living Corp. (“ILC”) in process].  At the time of the acquisition ILC had ongoing projects, prospects and outstanding proposals for work in the greater Phoenix area, the Okanagan area of south central British Columbia and the greater Vancouver area.  As of December 8, 2006, the Company has reorganized and focused primarily in the areas of smart home technology. The Board of Directors has plans for aggressively expanding its smart home operations through the activities of ILC and through further acquisitions.

On December 8, 2006 the Company discontinued its activity in the home décor sector and began a process to liquidate its residual inventory of home décor products and to fully wind down its home décor business. This process continued through the current quarter and is expected to be substantially completed by the close of the current fiscal year.

Cash flow from ongoing ILC business combined with collection of home décor related accounts receivable and sale of residual home décor inventory are estimated to be sufficient to sustain the current level of operations through to the end of May 2007.

OFF BALANCE-SHEET ARRANGEMENTS

During the year ended May 31, 2006, and the six months ended February 28, 2007, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

SUBSEQUENT EVENTS

Late filing of Q3 FY 2007 Unaudited Financial Statements

The Company was unable to file its unaudited financial statements for Q3 FY 2007 by 23-April-07; the extended deadline specified under NASD Rule 6530. The delay was the result of complexities involved in the restatement of the previous unaudited Q3 FY 2006, audited Q4 FY 2006, unaudited Q1 FY 2007 and unaudited Q2 FY 2007 financial statements and consolidation of the Q3 FY 2007 acquisition of MCM Integrated Technologies. As a consequence of failing to meet the extended filing deadline, the NASD appended a fifth character “E” to the Company’s trading symbol “EGDI”. The required financial statements were filed on 16 May-07.

ITEM 3. CONTROLS AND PROCEDURES.

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

As of the close of the period covered by this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls).  This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation. Based upon that evaluation,  the Chief Executive Officer and Principal Financial and  Accounting  Officer  concluded that the Company's  disclosure  controls and procedures  are  effective  in  timely  alerting  the Company’s management to  material  information relating to the Company required to be included in this Quarterly  Report on Form 10-QSB.  There have been no changes in the  Company's  internal  controls  or in other  factors  which could significantly  affect  internal  controls  subsequent  to the date  the  Company carried out its evaluation.

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

PART II. OTHER INFORMATION.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c) Sales of Unregistered Securities

Date	Title and Shares of Common Stock	Purchasers	Principal Underwriter	Total Offering Price/Underwriting Discounts
December 1, 2006	10,000,000	Murat Erbatur	NA	Purchase of Assets $150,000/NA
December 1, 2006	20,000,000	Murat Erbatur	NA	Escrowed $20,000/NA
January 16, 2007	3,000,000	Private Investors	NA	Convertible Debentures valued at $16,200
February 13, 2007	11,000,000	Private Investors	NA	Convertible Debentures valued at $34,650

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

Dated:  May 15, 2007