Form 10KSB
period 2007-05-31
Intelligent Living Corp
filed 2007-10-15
CIK 1073362

OMB APPROVAL
OMB Number: 3235-0042
Expires: April 30, 2009
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

 [X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934     For the fiscal year ended May 31, 2007

 [  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934    For the transition period from                    to

INTELLIGENT LIVING CORP

FORMERLY ELGRANDE INTERNATIONAL INC.

(Exact name of small business issuer as specified in its charter)

Nevada	000-25335	88-0409024
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Suite 221, 2323 Quebec Street, Vancouver, B.C., Canada	V5T 4S7
(Address of principal executive offices)	(Zip Code)

604-876-7494

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

State issuer’s revenues for its most recent fiscal year.  $455,810

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes  [X] No

The aggregate market value of the Common Stock held by non-affiliates (based upon the last reported price on the bid-ask average on the OTC Bulletin Board) on September 12, 2007 was approximately $426,000. As of September 12, 2007, there were 141,990,246 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:   None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

FORWARD LOOKING STATEMENTS

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on the Company's current expectations as to future events. In the light of the uncertainties in the potential markets for the Company's planned products, services and activities, the forward-looking events and circumstances discussed in this document might not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

PART I

ITEM  1.     DESCRIPTION OF BUSINESS

General

Intelligent Living Corp (“ILC”, the “Company”, “we”, “us”) formerly Elgrande International Inc., through its wholly owned subsidiary MCM Integrated Technologies, Ltd. (“MCM”), specializes in designing, supplying, installing, upgrading and servicing home automation and commercial presentation center solutions including: structured wiring, security systems, internet access, lighting and HVAC control, and distributed audio/video systems. The Company offers both wired and wireless technology for single and multi unit new construction and existing buildings, using both traditional component and Windows Media Center/Vista based systems. MCM has been supplying custom IT solutions since 1994 and home automation solutions since 2003. The Company has offices and demonstration suites in Phoenix and Vancouver and is active with single family homes and multi-unit town homes and condominium projects in southwest BC and the greater Phoenix area.

On August 24, 2006, we entered into a preliminary non-binding Letter of Intent (“Letter of Intent”) with MCM Integrated Technologies Ltd. (“MCM”), a Vancouver based company wholly owned by Murat Erbatur, one of our directors.  The Letter of Intent provided for the acquisition of all of the assets and ongoing contracts of MCM for a price based on an independent third party evaluation of the fair market value of the acquired assets including current assets, liabilities and future value based on the pro forma three year business plan of MCM. On December 8, 2006 ILC acquired all of the outstanding capital stock of MCM for $280,695, which included 10,000,000 shares of common stock of ILC valued at $150,000 and $130,695 in the form of a note payable. With this acquisition, ILC became a leading home automation provider in southwestern BC and the greater Phoenix area.

Prior to the acquisition noted above the Company was engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In July 2006, as a result of a breach of the Company’s exclusivity agreement with its principal supplier by its principal supplier and other production related issues the board of directors began an evaluation of alternative business models and opportunities. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process continued through the current quarter and is expected to be substantially completed by the close of the current calendar year.

Results of ongoing operations reported for the year ending May 31, 2007 relate to the sale of smart-home products and services. Results of ongoing operations reported for the prior year relate to the Company’s activities in the home décor sector and the disposal of assets and reduction of liabilities associated with the home décor business are reported as results from discontinued activities.

Subsequent Events

On July 4, 2007 Elgrande International, Inc. merged with its wholly owned subsidiary Intelligent Living Corp. As a result of the merger, the Articles of the surviving entity were amended and the name of the surviving entity became Intelligent Living Corp. Notice of the merger and subsequent name change were provided to Standard and Poor and the Company’s trading symbol and CUSIP number were amended effective August 15, 2007. On August 28, 2007 the Company filed notice of late filing of the Company’s 10KSB annual report and, as a consequence of the NASDAQ OTCBB rules regarding late filing of annual and quarterly reports, the Company was delisted and is in the process of appealing.

Risk Factors

In evaluating the Company, the following risk factors should be carefully considered.

Limited operating history

We have a limited operating history on which to base an evaluation of our business and prospects.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. We have recently completed the acquisition of MCM and have phased out of the home décor business. This substantial shift of activity has required management to adapt to a new business environment which is not familiar and which is therefore not predictable.

Inadequacy of Funds

The Company had a working capital deficit of ($1,024,955) at May 31, 2007 and a net loss of $(950,307) for the twelve months then ended. If the Company does not raise a sufficient amount of capital, it may not have the ability to remain in business until such time, if ever, when it becomes profitable.

Although the Company has restructured its operations and produced net positive operating income from its ongoing activities over the twelve months ending May 31, the Company’s operating profits are not yet adequate to offset the Company’s aggregate overhead expenses. To rectify this shortfall, the Company either needs to reduce overhead expenses or increase its operating revenue to offset the Company’s overhead expense. There is no assurance that the Company will be able to do so.

Until such time as the Company becomes sustainable profitable it will be necessary to raise additional capital to support operations. There is no assurance that the Company will be able to raise the required capital under terms acceptable to management, or on a schedule and in amounts required to support continued operations if at all.

Dependence on Management

The Company’s business is significantly dependent on the Company’s management team. The Company’s success will be particularly dependent on Michael Holloran, the Company’s Chief Executive Officer, and Murat Erbatur the Company’s Chief Operating Officer and founder of MCM Integrated Technologies. The loss of these individuals could have a material adverse effect on the Company.

Risks Associated with Expansion

The Company plans on expanding its business through both expansion of its corporate geographical presence and through franchises. Any such expansion of operations will entail risks, and such actions may involve specific operational activities which may negatively affect the profitability of the Company. Consequently, shareholders must assume the risk that (i) such expansion may ultimately involve expenditures of funds beyond the resources available to the Company at that time, and (ii) management of such expanded operations may divert Management’s attention and resources away from its existing operations, all of which factors may have a material adverse effect on the Company’s present and prospective business activities.

Customer Base and Market Acceptance

Although the Company believes it can continue to develop home automation equipment and technology packages that will attract a customer base sufficient to support the Company’s activities, the inability of the Company to develop such a customer base could have a material adverse effect on the Company. Although the Company believes that its market timing and the attractiveness of its home automation solutions compared to that of alternative companies and products is competitive, no assurance can be given that the Company’s, products and solutions will attain a degree of market acceptance on a sustained basis or that it will generate revenues sufficient for sustained profitable operations.

Competition

Although the Company is operating in a competitive market, Management believes that the Company’s ability to provide home automation packages and solutions that deliver reliable and near seamless integration of several functions including: security, access control, lighting control, environmental control and audio/video presentation systems in both wired and wireless configurations with or without remote access will set the Company apart from its competitors. The ability to provide this level of integration reflects substantial intellectual property and know-how that will be difficult for competitors to duplicate. This intellectual knowledge and know-how will continue to evolve and deepen as the Company undertakes further technical development and projects. There is the possibility that new competitors could seize on the Company’s ideas and business model and produce competing product matrixes and installations. Likewise, these new competitors could be better capitalized than the Company which could give them a significant competitive advantage. There is the possibility that the competitors could capture significant market share of the Company’s intended market.

General Economic Conditions

The financial success of the Company may be sensitive to adverse changes in general economic conditions in the United States and in Canada, such as recession, inflation, unemployment, declining real estate values and increasing interest rates. Such changing conditions could reduce demand in the marketplace for the Company’s products and services. Management believes that the Company’s intellectual property combined with innovative equipment offerings may insulate the Company from excessive reduced demand. Nevertheless, the Company has no control over these changes.

Trend in Consumer Preferences and Spending; Possible Fluctuations in Operating Results

The Company’s operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of customers, competitive pricing, debt service and principal reduction payments, and general economic conditions. There is no assurance that the Company will be successful in marketing any of its products or that the revenues from the sale of such products will be significant. Consequently, the Company’s revenues may vary by quarter, and the Company’s operating results may experience fluctuations.

Unanticipated Obstacles to Execution of the Business Plan

The Company’s business plans may change significantly. Many of the Company’s potential business endeavors are capital intensive and may be subject to statutory or regulatory requirements. Management believes that the Company’s chosen activities and strategies are achievable in light of current economic and legal conditions with the skills, background, and knowledge of the Company’s principals and advisors. Management reserves the right to make significant modifications to the Company’s stated strategies depending on future events.

No Assurances of Protection for Proprietary Rights; Reliance on Trade Secrets

In certain cases, the Company may rely on trade secrets to protect proprietary technology and processes which the Company has developed or may develop in the future. There can be no assurances that secrecy obligations will be honored or that others will not independently develop similar or superior technology. The protection of proprietary technology through claims of trade secret status has been the subject of increasing claims and litigation by various companies both in order to protect proprietary rights as well as for competitive reasons even where proprietary claims are unsubstantiated. The prosecution of proprietary claims or the defense of such claims is costly and uncertain given the uncertainty and rapid development of the principles of law pertaining to this area. The Company, in common with other firms, may also be subject to claims by other parties with regard to the use of technology information and data which may be deemed proprietary to others.

Employees

As of May 31, 2007, we had a staff of five consisting of four employees: one COO, two technical applications specialists, one part time administrative assistant, and one consultant, consisting of the President.

ITEM  2.  PROPERTIES

Our executive headquarters is located at Suite 221, 2323 Quebec Street Vancouver, B.C. We do not have a lease and are renting space on a month-to-month basis. We are currently occupying approximately 2,000 square feet of office and showroom space. The total monthly rent obligation is approximately $1,800.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any litigation, nor do we know of any threatened litigation against us that would have a material effect on our financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Our Common Stock has traded on the OTC Bulletin Board since October 5, 1999. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Prior to August 15, 2007 the name of the Company was Elgrande International Inc. and our trading symbol was “EGDI”.  On July 19, 2007 the name of the Company was changed to Intelligent Living Corp and effective August 15, 2007, the trading symbol changed to ILVG. The following sets forth the range of high and low bid information for the quarterly periods indicated of our last two fiscal years as reported by the National Quotation Bureau:

 CLOSING PRICE ($/SHARE)

     LOW

    HIGH

2006

First Quarter

$0.03

$0.05

Second Quarter

$0.01

$0.04

Third Quarter

$0.02

$0.07

Fourth Quarter

$0.01

$0.02

2007

First Quarter

$0.012

$0.03

Second Quarter

$0.01

$0.02

Third Quarter

$0.005

$0.02

Fourth Quarter

$0.002

$0.004

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

______________________________________________________________________________________

Equity

NA

NA

953,738

compensation plans

not approved by

security holders

______________________________________________________________________________________

Total

NA

NA

953,738

______________________________________________________________________________________

HOLDERS

As of September 13, 2007, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 180.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following table sets for the information with respect to all securities of the Company sold in its fiscal years ended May 31, 2005, 2006 and 2007 without registration of the securities under the Securities Act of 1933. The information includes the names of purchasers, date of issue, number of shares issued or shares into which warrants are convertible, the exercise price and expiration date of warrants, and the consideration received by the Company for the issuance of the shares or warrants. The securities so sold are believed by the Company to be exempt from registration under either Regulation S or Rule 506 under the Securities Act of 1933.

Number of

Shares

Purchase or

Purchased

Exercise Price

Purchasable

Expiration

Type of

(USD

Upon Exercise

Date(WTS) or

Name

Date of Issue

Security

Per Share)

or Conversion

Due date(DEB)

_________________________________________________________________________________________

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

Common Stock

0.06

400,000

M. Holloran

11/06

Common Stock

0.01

20,000,000

M. Erbatur

12/06

Common Stock

0.015

10,000,000

Institutional Purchasers

1/07

Common Stock

0.005

3,000,000

Institutional Purchasers

2/07

Common Stock

0.003

14,000,000

Institutional Purchasers

3/07

Common Stock

0.003

3,000,000

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

RESULTS OF OPERATIONS

Overview

Intelligent Living Corp (“ILC”, the “Company”, “we”, “us”) formerly Elgrande International Inc., through its wholly owned subsidiary MCM Integrated Technologies, Ltd. (“MCM”), specializes in designing, supplying, installing, upgrading and servicing home automation and commercial presentation center solutions including: structured wiring, security systems, internet access, lighting and HVAC control, and distributed audio/video systems. The Company offers both wired and wireless technology for single and multi unit new construction and existing buildings, using both traditional component and Windows Media Center/Vista based systems. MCM has been supplying custom IT solutions since 1994 and home automation solutions since 2003. The Company has offices and demonstration suites in Phoenix and Vancouver and is active with single family homes and multi-unit town homes and condominium projects in southwest BC and the greater Phoenix area.

On August 24, 2006, we entered into a preliminary non-binding Letter of Intent (“Letter of Intent”) with MCM Integrated Technologies Ltd. (“MCM”), a Vancouver based company wholly owned by Murat Erbatur, one of our directors.  The Letter of Intent provided for the acquisition of all of the assets and ongoing contracts of MCM for a price based on an independent third party evaluation of the fair market value of the acquired assets including current assets, liabilities and future value based on the pro forma three year business plan of MCM. On December 8, 2006 ILC acquired all of the outstanding capital stock of MCM for $280,695, which included 10,000,000 shares of ILC valued at $150,000 and $130,695 in the form of a note payable. With this acquisition, ILC became a leading home automation provider in southwestern BC and the greater Phoenix area.

Prior to the acquisition noted above the Company was engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In July 2006, as a result of a breach of the Company’s exclusivity agreement with its principal supplier by its principal supplier and other production related issues the board of directors began an evaluation of alternative business models and opportunities. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process continued through the current quarter and is expected to be substantially completed by the close of the current calendar year.

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

Transactions with related parties

During Q3 2007, the Company purchased MCM Integrated Technologies, Ltd. a company owned by a Director of Intelligent Living Corp for an aggregate amount of less than $0.3 million. Prior to the acquisition, the board commissioned an independent fairness opinion on the transaction and the transaction was authorized by the board of directors, with the director involved in the transaction abstaining from voting on the approval resolution. It is believed that these transactions represent fair value for the assets and liabilities purchased.

Comparison of the Years Ended May 31, 2007 and May 31, 2006.

For the 12 months ended May 31, 2007, revenues from continuing operations were $260,187 compared to zero in the same period ending last year. These revenues are a result of the sale of smart home products and services offered by the Company for the six month period beginning in December 2006 with the acquisition of MCM Integrated Technology Ltd., and continuing through May 2007.

For the 12 months ended May 31, 2007, gross profit from continuing operations was $137,275 compared to zero in the same period in the prior year. Gross margin (gross profit as a percent of revenue) was 53% and above the forecast value of 40%. The increase in gross profit reflects the Company’s entry into the smart home sector through the acquisition of ILC.

Operating expenses associated with ongoing operations for the For the 12 months ended May 31, 2007, were $100,771 versus $61,992 for the same period in the prior year.

The Company recorded an operating profit from continuing operations of $36,503 for the 12 months ended May 31, 2007 compared to a loss on operations of ($61,992) for the same period in the prior year.

Total other expenses for the 12 months ended May 31, 2007 were $10,445 in interest expense. Total other expenses were $317,529 for the comparable period in the prior year.

The net income from continuing operations for the 12 months ended May 31, 2007 was $26,058 compared to a net loss of ($379,521) for the comparable period in the prior year.

 During the 12 months ended May 31, 2007 the Company recognized revenues and incurred expenses associated with its discontinued wholesale business. Revenues of $195,623 were realized on the sales of $142,164 of home décor inventory. Expenses include the costs of liquidating inventory, reducing staff and closing office and warehouse space. The net loss from discontinued operations was $976,365 compared to a net loss of $854,603 for the comparable period in the prior year. As at the end of May 31, 2007 the Company had approximately $109,000 of home décor inventory remaining for sale.

The consolidated net loss was $950,307, a loss of $10,920 was realized due as a result of foreign currency translation and the resulting comprehensive loss the period ending May 31, 2007 was $961,227 compared to a comprehensive loss of $1,220,608 for the corresponding period in the prior year. The net loss decreased 23% compared to the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of May 31, 2007, our principal sources of liquidity included cash and cash equivalents, and operating cash flow from our operating subsidiaries, and loans from related parties.  At May 31, 2007, cash and cash equivalents totaled $17,075 compared to $32,586 at May 31, 2006.

Our business is in transition and our liquidity must be considered in light of the risks, expenses and difficulties frequently encountered by companies in this stage of development. The decisions to discontinue operations in the wholesale home décor sector and acquire the assets and ongoing business of MCM have directly impacted year to date sales and liquidity. Risk factors relevant to these events and decisions include, but are not limited to: the Company’s ability to secure ongoing product supply, foreign exchange fluctuations, continued acceptance of the Company’s products and services, changes in technology and consumer adoption of technology, the strength of the housing market and the strength of the consumer economy in general, and cannot be quantified at this time.

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

Investing Activities

Investing activities for the period from inception through May 31, 2007 consisted primarily of the purchase of inventory for sale, property and equipment and soft costs associated with the development of our areas of business activities and supporting infrastructure.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others.  To date, we raised approximately $10.6 million from the sale of common stock and have borrowed approximately $2 million from investors and shareholders.  As at May 31, 2007, approximately $1,852,000 remains as debt.  Funds from these sources were used as working capital to fund the development of the Company.

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

The Company secured additional debenture financing from an accredited investor in the amount of $50,000 under terms similar to the December 7, 2005 purchase agreement. Year to date loans and repayments to related parties netted to approximately $163,000. The net total of financing activities for the year ended May 31, 2007 was approximately $260,000.

FUTURE PLAN OF OPERATIONS

On December 8, 2006 the Company acquired all of the outstanding capital stock of, and entered into an

Agreement and Plan of Reorganization with MCM Integrated Technologies, Ltd. (“MCM”).  At the time of the acquisition MCM had ongoing projects, prospects and outstanding proposals for work in the greater Phoenix area, the Okanagan area of south central British Columbia and the greater Vancouver area.  As of December 8, 2006, the Company has reorganized and focused primarily in the areas of smart home technology. The Board of Directors has plans for aggressively expanding its smart home operations through the activities of MCM and through further acquisitions and franchising.

On December 8, 2006 the Company discontinued its activity in the home décor sector and began a process to liquidate its residual inventory of home décor products and to fully wind down its home décor business. This process continued through the balance of the year ending May 31, 2007 and is expected to be substantially completed by the close of the current calendar year.

Cash flow from ongoing MCM business combined with collection of home décor related accounts receivable and sale of residual home décor inventory are estimated to be sufficient to sustain the current level of operations through to the end of December 2007.

OFF BALANCE-SHEET ARRANGEMENTS

During the year ended May 31, 2007 the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Subsequent Events

On July 17, 2007 Elgrande International, Inc. merged with its wholly owned subsidiary Intelligent Living Corp. As a result of the merger, the Articles of the surviving entity were amended and the name of the surviving entity became Intelligent Living Corp. Notice of the merger and subsequent name change were provided to Standard and Poor and NASDAQ and the Company’s trading symbol and CUSIP number were amended effective August 15, 2007. On August 28, 2007 the Company filed notice of late filing of the Company’s 10KSB annual report and, as a consequence of the NASDAQ OTCBB rules regarding late filing of annual and quarterly reports, the Company was delisted and is in the process of appealing.

ITEM  7.     FINANCIAL  STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Intelligent Living Corp and Subsidiaries

Vancouver, BC Canada

We have audited the accompanying balance sheets of Intelligent Living Corp as of May 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the  financial position of Intelligent Living Corp as of May 31, 2007 and 2006, and the  results of their operations and their cash flows for the years then ended,  in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Chisholm Bierwolf & Nilson, LLC

Chisholm Bierwolf & Nilson, LLC

Bountiful, Utah

September 7, 2007

INTELLIGENT LIVING CORP
(Formerly known as Elgrande International Inc.)
CONSOLIDATED BALANCE SHEETS
	May 31,
A S S E T S	2007		2006
CURRENT ASSETS
Cash	$17,075		$32,586
Accounts receivable	106,309		54,334
Prepaid expenses	3,292		43,482
Inventory	155,467		213,314
Investment [securities]	37,259
Employee expense advances	2,630		2,624
GST tax refundable	2,301		3,806
TOTAL CURRENT ASSETS	324,333		350,146
PROPERTY AND EQUIPMENT, NET	180,032		100,395	-
OTHER ASSETS
Deposits	5,834		32,987
Goodwill MCM	241,676
Other Assets	14,211
TOTAL OTHER ASSETS	261,721		32,987
TOTAL ASSETS	$766,086		$483,529

L I A B I L I T I E S & S T O C K H O L D E R S ' ( D E F I C I T )
CURRENT LIABILITIES
Bank overdraft	$35,978	$
Accounts payable	342,100		275,797
Accrued liabilities	307,529		304,618
Accrued interest	191,107		-
Subscription deposit	289,245
Short Term Notes – Related Party	183,329
TOTAL CURRENT LIABILITIES	1,349,288		580,415

LONG-TERM LIABILITIES
Accounts payable			130,478
Debentures	247,995		92,500
Debentures and loans payable, related parties	1,152,235		1,357,696
TOTAL LONG TERM LIABILITIES	1,400,230		1,580,674
TOTAL LIABILITIES	2,749,518		2,161,089

STOCKHOLDERS' (DEFICIT)
Common stock, 500,000,000 shares authorized,
$.001 par value; 99,712,479 and 39,512,479 shares issued and outstanding at close of years ending May 31, 2007 and 2006 respectively
	99,713		39,512
Additional paid-in capital	10,636,119		10,040,964
Accumulated deficit	(12,697,824)		(11,747,517)
Accumulated other comprehensive income (loss)	(21,440)		(10,520)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,983,432)		(1,677,560)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$766,086		$483,529

The accompanying notes are an integral part of these financial statements.

INTELLIGENT LIVING CORP
(Formerly known as Elgrande International Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Year Ending May 31
	2007	2006

REVENUES [Note 1]
Smart-Home products and services	$260,187	$-

COST OF REVENUES
Smart-Home products and services	122,912	-

GROSS PROFIT (LOSS)	137,275	-

EXPENSES
Consulting fees		26,387
Selling expense	334
Salaries	33,699	13,440
Depreciation	17,082
Office & Admin	49,656	22,165
TOTAL OPERATING EXPENSES	100,771	61,992

GAIN (LOSS) FROM OPERATIONS	36,503	(61,992)

OTHER INCOME (EXPENSE)
Interest income		126
Interest expense	(10,445)	(317,654)
TOTAL OTHER INCOME (EXPENSE)	(10,445)	(317,529)

GAIN (LOSS) FROM CONTINUING OPERATIONS	26,058	(379,521)

GAIN (LOSS) from DISCONTINUED OPERATIONS	(976,365)	(854,603)

NET LOSS BEFORE INCOME TAX	(950,307)	(1,234,124)
INCOME TAX EXPENSE	-	-

NET LOSS	$(950,307)	$(1,234,124)
EARNINGS PER SHARE BASIC AND DILUTED
(Loss) income per share from continuing operations	$-	(0.01)
(Loss) per share from discontinued operations	(0.01)	(0.03)
Net (Loss) per share	(0.01)	(0.04)
Weighted average number of common stock shares outstanding, basic and diluted	69,167,660	31,785,056
OTHER COMPREHENSIVE INCOME
Foreign currency translation gain/loss	(10,920)	(13,516)

COMPREHENSIVE LOSS	$(961,227)	$(1,220,608)

The accompanying notes are an integral part of these financial statements.

INTELLIGENT LIVING CORP
(Formerly known as Elgrande International Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE PERIOD JUNE 1, 2005 THROUGH MAY 31, 2007
	Common Stock				Other	Total
	Number		Additional	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Deficit	Income(Loss)	Deficit
Balance, May 31, 2005	23,439,667	$23,440	$9,270,158	$(10,513,395)	$2,996	$(1,216,802)
Stock issued for compensation at an average of $0.05 per share	2,559,990	2,560	104,960	-	-	107,520
Stock issued for compensation at an average of $0.02 per share	4,000,000	4,000	63,200			67,200
Stock issued for services at an average of $0.04 per share	9,012,822	9,013	173,296	-	-	182,309
Stock issued for debt and interest at an average of $0.01 per share	500,000	500	4,00			5,000
Recording of beneficial conversion feature - restated			424,850			424,850
Net loss for the year ended May 31, 2006 restated	-	-	-	(1,234,122)	-	(1,234,122)
Foreign currency translation gain (loss)	-	-	-	-	(13,516)	(13,516)
Balance, May 31, 2006	39,512,479	$39,513	$10,040,964	$(11,747,517)	$(10,520)	$(1,677,561)
Stock Issued for services at an average of $0.01 per share	33,200,000	33,200	298,800			332,000
Stock issued for conversion of debentures	17,000,000	17,000	42,850			59,850
Stock issued for purchase of MCM Integrated Technologies Ltd	10,000,000	10,000	140,000			150,000
Recording of beneficial conversion feature			50,000			50,000
Imputed interest on shareholder loans			63,505			63,505
Net loss for the year ended May 31, 2007				(950,307)		(950,307)
Foreign currency translation gain (loss)					(10,920)	(10,920)
Balance, May 31, 2007	99,712,479	99,713	10,636,119	(12,697,824)	(21,440)	(1,983,432)

The accompanying notes are an integral part of these financial statements

INTELLIGENT LIVING CORP
(Formerly known as Elgrande International Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOW
	Year Ended May 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(950,307)	$(1,234,122)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization of debt discount	240,346	92,500
Services paid by issuance of common stock	332,000	200,881
Compensation paid by issuance of common stock	-	107,520
Stock issued for interest expense	-	101,600
Depreciation	56,060	10,661
Payables rolled up into convertible debt		60,000
Imputed Interest	63,505
Bad debt expense		73,039
Loss on disposal of equipment	10,428
Decrease (increase), net of acquisition, in:
Accounts receivable	(21,345)	109,337
Prepaid expenses	2,082	(2,296)
Prepaid inventory	41,186	(41,186)
Inventory	69,475	43,584
Other assets	(924)	75
Increase (decrease) net of acquisition, in:
Bank overdraft	35,978
Accrued liabilities	186,449	(63,859)
Accounts payable	(110,502)	6,943
GST tax refundable	4,205	(3,193)
Employee advance receivable	(6)	(260)
Accrued interest		35,143
Net cash used in operating activities	(41,370)	(503,633)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from MCM	16,126
Deposits	27,153
Software acquisition		(65,893)
Net cash used in investing activities	43,279	(65,893)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans, related party	139,785	111,927
Repayment of loans, related party	(146,285)	(91,000)
Proceeds from loans		559,751
Net cash provided by financing activities	(6,500)	580,678
Net increase (decrease) in cash	(4,591)	11,152
Foreign currency translation gain (loss)	(10,920)	13.516

Cash, beginning of period	32,586	7,918
Cash, end of period	$17,075	$32,586

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$11,841	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued liabilities paid with stock		60,000
Common stock issued for debt and interest	$59,850	$101,600
Acquisition of MCM with stock	150,000

The accompanying notes are an integral part of these financial statements

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Intelligent Living Corp (“ILC”, the “Company”, “we”, “us”) formerly Elgrande International Inc., through its wholly owned subsidiary MCM Integrated Technologies, Ltd. (“MCM”), specializes in designing, supplying, installing, upgrading and servicing home automation and commercial presentation center solutions including: structured wiring, security systems, internet access, lighting and HVAC control, and distributed audio/video systems. The Company offers both wired and wireless technology for single and multi unit new construction and existing buildings, using both traditional component and Windows Media Center/Vista based systems. MCM has been supplying custom IT solutions since 1994 and home automation solutions since 2003. The Company has offices and demonstration suites in Phoenix and Vancouver and is active with single family homes and multi-unit town homes and condominium projects in southwest BC and the greater Phoenix area.

On August 24, 2006, we entered into a preliminary non-binding Letter of Intent (“Letter of Intent”) with MCM Integrated Technologies Ltd. (“MCM”), a Vancouver based company wholly owned by Murat Erbatur, one of our directors.  The Letter of Intent provided for the acquisition of all of the assets and ongoing contracts of MCM for a price based on an independent third party evaluation of the fair market value of the acquired assets including current assets, liabilities and future value based on the pro forma three year business plan of MCM. On December 8, 2006 ILC acquired all of the outstanding capital stock of MCM for $280,695, which included 10,000,000 shares of common stock of ILC valued at $150,000 and $130,695 in the form of a note payable. With this acquisition, ILC became a leading home automation provider in southwestern BC and the greater Phoenix area.

Prior to the acquisition noted above the Company was engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In July 2006, as a result of a breach of the Company’s exclusivity agreement with its principal supplier by its principal supplier and other production related issues the board of directors began an evaluation of alternative business models and opportunities. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process continued through the current quarter and is expected to be substantially completed by the close of the current calendar year.

Results of ongoing operations reported for the year ending May 31, 2007 relate to the sale of smart-home products and services. Results of ongoing operations reported for the prior year relate to the Company’s activities in the home décor sector and the disposal of assets and reduction of liabilities associated with the home décor business are reported as results from discontinued activities.

The Company’s year-end is May 31.

Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (hereinafter “SFAS No. 130”).  SFAS No. 130 established standards for reporting and displaying comprehensive income, its components and accumulated balances.  SFAS No. 130 is effective for periods beginning after December 15, 1997.  The Company has adopted this accounting standard and for the year ending May 31, 2007 reported a comprehensive loss of $10,920 resulting from the conversion of Canadian dollar subsidiaries into US dollars. For the year ending May 31, 2007 the accumulated comprehensive loss due to the conversion of Canadian dollar subsidiaries into US dollars was $21,440.

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Intelligent Living Corp. is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting for Stock Options and Warrants Granted to Employees and Non-employees

We account for stock-based compensation in accordance with the provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment.”  Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award.  Determining the appropriate fair value model and calculating the value of stock-based awards, which includes estimates of stock price volatility, forfeiture rates and expected lives, requires judgment that could materially impact our operating results.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.

Advertising and Marketing Expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. It also includes expenses related to trade shows and display racks supplied to customers. The Company expenses all advertising expenditures as incurred. The Company incurred advertising and marketing expenses of $3,149  and $38,735 for the years ending May 31, 2007 and 2006 respectively.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.  At May 31, 2007 and 2006, the Company did not have cash equivalents.

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

 INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

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

At May 31, 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings per Share

The Company has adopted Statement of Financial Accounting Standards Statement No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of common shares outstanding.  Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

	For the Year Ended May 31,
(in thousands)	2007	2006
Gain (Loss) from continuing operations	$26.1	$(379.5)
Gain (Loss) from discontinued operations	(976.4)	(854.6)
Net gain (loss) income	$(950.3)	$(1,234.1)

Weighted average shares outstanding:

basic and dilutive	79,118,480	31,785,056
Effect of dilutive securities:
stock options	—	—
Convertible note	—	—
diluted	79,118,480	31,785,056

Gain (Loss) per share from continuing operations: basic and diluted	$0.00	$(0.01)
Gain (Loss) per share from discontinued operations: basic and diluted	$(0.01)	$(0.03)
Net (loss) income per share: basic and diluted	$(0.01)	$(0.04)

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

The following potential common shares have been excluded from the computation of diluted net income per share for the year ended May 31, 2007 because their inclusion would have been antidilutive:

For the Year Ended May 31, 2007
Outstanding common stock warrants related parties	5,333,333
Convertible note related parties	18,759,040

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

MCM Integrated Technologies, Ltd. and Cardinal Points Trading, Corp. both use the Canadian Dollar as their functional currency. Transactions denominated in currencies other than the entity’s functional currency are translated into the entity’s functional currency at the exchange rate ruling on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are retranslated at the exchange rate ruling on the balance sheet date. Currency translation differences are recognized in the statement of income for the period.

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

As shown in the accompanying financial statements, at May 31, 2007 the Company has an accumulated deficit of $12,697,824, and current liabilities in excess of current assets by $1,983,432 These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

Commencing in July 2006 and continuing through the year ended May 31, 2007 management has systematically phased out of the home décor sector. In December 2006 the Company re-structured into the home automation sector with the acquisition the ongoing business, assets and liabilities of MCM Integrated Technologies. The transition has substantially reduced the Company’s financial obligations with respect to overheads, cost of inventory, cost of sales and need for support services. As a result of this acquisition, the Company has reported positive operating income due to ongoing activities for the year ending May 31, 2007. Management expects this trend will continue as the Company continues the transition, solidifies its position as a leading supplier of home automation solutions within its geographical markets and expands its presence both within and beyond its current markets.

Inventory

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

Inventory at May 31, 2007 consisted of a variety of home-décor products and home automation equipment, inventory at May 31, 2006 consisted of a variety of home décor products.  Inventories are recorded using the specific identification method and valued at the lower of cost or market value. The Company considered but did not recognize a reserve for inventory obsolescence. Inventory consisting of manufactured products is recorded using the first in first out method and valued at the lower of cost or market value. The recorded cost of inventory was $155,467 at May 31, 2007 and $213,314 at May 31, 2006.

Category	Recorded Cost
	2007	2006
Home automation equipment	$ 46,265	-
Home décor products	109,202	$213,314
Total	$155,467	$213,314

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company transactions and balances have been eliminated in consolidation.  References herein to the Company include the Company and its subsidiaries, unless the context otherwise requires.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from four to seven years (see note 3).

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

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

At May 31, 2007, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $3,200,000 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at May 31, 2007.  The significant components of the deferred tax asset at May 31, 2007 and May 31, 2006 were as follows:

	May 31, 2007	May 31, 2006
Net operating loss carry forward	$ 10,118,000	$ 9,500,000
Deferred tax asset -NOL	$ 3,440,000	$ 3,200,000
Deferred tax asset valuation allowance	(3,440,000)	(3,200,000)
Net deferred tax asset	$ -	$ -

At May 31, 2007, the Company had net operating loss carryforwards of approximately $10,123,000 which expire in the years 2020 through 2025.  The Company recognized approximately $332,000 of losses from issuance of restricted common stock and stock options for services in fiscal 2007 , which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets.  The change in the allowance account from May 31, 2006 to May 31, 2007 was $240,000.

The components of current income tax expense as of May 31, 2007 and 2006 respectively are as follows:

	As of May 31,
	2007	2006
Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	240,000	298,000
Change in valuation allowance	(240,000)	(298,000)
Income tax expense	$-	$-

Revenue and Cost Recognition

The Company recognizes revenue for product sales and services when products are shipped and title passes to customers and or when services are provided. Cost of sales consists of the purchase price of products sold, reflect inbound and outbound shipping charges, and packaging supplies.

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

Services are provided at billing rates that a mark-up over the cost of labor and supporting infrastructure. Services are billed as progress payments linked to pre-agreed work schedules, on fixed price schedules or as hourly charges.

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

Accounts Receivable

The Company carries its accounts receivable at net realizable value.  The Company is in the process of developing a policy for recognizing doubtful accounts.  A receivable is considered past due if the Company does not receive payment within 30 days. The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions.  At May 31, 2007 and 2006, there was no allowance for doubtful accounts.

Goodwill

Goodwill is calculated as the excess of the fair value of consideration paid over the fair value of tangible and intangible assets acquired and liabilities assumed. Goodwill will be tested for impairment annually according to FAS 142. An impairment test would also be performed in any period in which events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment would be recognized at that time, to the extent that the carrying amount exceeds the undiscounted future net cash flows expected from its use. The Company recorded goodwill in the amount of $241,676 related to the acquisition of MCM Integrated Technologies, Ltd. Management reviewed Goodwill and found that there was no impairment for the period ended May 31, 2007 and no expense has been recognized (see Note 11).

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

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

When we determine that the carrying value of goodwill and indefinite life intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

Segment Reporting

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within ILC for making operational decisions and assessments of financial performance.

ILC’s chief executive officer (CEO) is considered to be the chief operating decision-maker. The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. ILC has determined that it operates in a single operating segment, specifically, marketing home automation products, technology and services.

Commitments and Contingencies

We record estimated commitments for future obligations and estimate contingencies when information is available that indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated.  When no accrual is made for a loss contingency because one or both of these conditions are not met, or if an exposure to loss exists in excess of the amount accrued, we disclose such contingencies when there is at least a reasonable possibility that a loss or an additional loss may have been incurred.  Determining the likelihood of incurring a liability and estimating the amount of the liability involves significant judgment.   If the outcome of the liability is more adverse to us than management currently expects, then we may have to record additional charges in the future.  See Note 8 for details on commitments and contingencies.

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

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property and equipment for purposes of computing depreciation are three to seven years. The following is a summary of property, equipment, and accumulated depreciation:

	May 31, 2007	May 31, 2006
Computer hardware and software	$ 859,100	$ 461,658
Furniture and fixtures, vehicles, leaseholds	159,161	185,377
Subtotal	1,018,261	647,035
Less accumulated depreciation	(838,229)	(546,639)
Property and equipment - net	$ 180,032	$ 100,395

Depreciation expenses for the year ended May 31, 2007 and 2006 were $56,060 and, $10,661 respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 – INTANGIBLE ASSETS

The Company adopted SOP 98-1 as amplified by EITF 00-2, “Accounting for Web Site Development Costs.”  In accordance with the adoption, the Company capitalized $545,645 in web site development costs, which is the contractual cost of data base software purchased from an independent software supplier.  No portion of this software was internally developed and, accordingly, there are no internal costs associated with this software which were charged to research and development.  Consistent with SOP 98-1, the costs of this software, which was purchased solely for internal use and will not be marketed externally, have been capitalized. Capitalized costs are amortized on the straight line basis over five years.  At May 31, 2006, this software was fully amortized.

NOTE 5 – COMMON STOCK AND WARRANTS

During the year ended May 31, 2007, the Company issued 33,200,000 shares of common stock for services valued at $332,000 and 10,000,000 shares of common stock valued at $150,000 for the purchase of assets [MCM Integrated Technologies Ltd.], 17,000,000 shares of common stock for conversion of debentures.

During the year ended May 31, 2006, the Company issued 500,000 shares of common stock in payment of interest of $5,000; 9,012,822 shares of common stock for services valued at $182,309 and 6,559,990 shares of common stock for compensation valued at $174,720.

During the years ended May 31, 2007 and 2006, all stock issued for other than cash or deferred compensation was valued at the fair market value of the stock at the date of grant.

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

During the years ended May 31, 2007 and 2006, no warrants were granted, exercised, expired or forfeited. Warrants outstanding are indicated in the following table:

No of warrants	Exercise price	Expiry
5,333,333	$0.03	June 2008

NOTE 6 – COMMON STOCK OPTIONS

Effective July 1, 2005, we adopted the provisions of Statement of Financials Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Shared-Based Payments” (“SFAS No. 123(R)”). Prior to adoption of SFAS No. 123(R), we provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.”  Under this method, compensation expense was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price.

Since 1998 the Company has registered 6 stock option plans the most recent being the Intelligent Living Corp 2007 Stock Option Plan. Their purpose is to advance the business and development of the Company and its shareholders by enabling employees, officers, directors and independent contractors or consultants of the Company the opportunity to acquire a proprietary interest in the Company from the grant of options to such persons under the Plans' terms. The Plans provide that the Company’s board of directors may exercise its discretion in awarding options under the Plans. The Board determines the per share option price for the stock subject to each option.

During the years ended May 31, 2006 and 2007 the Company did not issue any new common stock options. Additionally, no options were exercised, and all options previously granted expired.

The following is a summary of the Company's stock option plans:

	Number of shares	Weighted average exercise price
Options outstanding and exercisable at May 31, 2006	55,000	$1.00
Options expired at May 31, 2007	55,000	$1.00
Balance at May 31, 2007	-	$-

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

NOTE 7 – RELATED PARTIES

During the year ended May 31, 2006, one of the Company’s officers loaned the Company $210,697 which is uncollateralized, due on demand and bears no interest.  The Company repaid $47,931 to its officer in cash during 2006.

On August 24, 2006, we entered into a preliminary non-binding Letter of Intent (“Letter of Intent”) with MCM Integrated Technologies Ltd. (“MCM”), a Vancouver based company wholly owned by Murat Erbatur, one of our directors.  The Letter of Intent provided for the acquisition of all of the assets and ongoing contracts of MCM for a price based on an independent third party evaluation of the fair market value of the acquired assets including current assets, liabilities and future value based on the pro forma three year business plan of MCM. On December 8, 2006 ILC acquired all of the outstanding capital stock of MCM for $280,695, which included 10,000,000 shares of ILC valued at $150,000 and $130,695 in the form of a note payable.

The following table summarizes the change in position of notes, debentures and amounts due to related parties for the 12 months ending May 31, 2007

	Principal and Interest Outstanding at May31, 2006	Funds Received	Principal Re-paid	Interest Accrued	Interest Paid	Principal and Interest Outstanding at May 31, 2007
Short-term note	$20,563	210,697	47,931	N/A3	N/A3	$183,329
Debentures	383,328	-	-	32,200	-	415,528
Notes payable	615,475	-	-	42,562	-	658,037
Subscription deposit [shares to be issued]	289,245	-	-	64,484[1]	-	353,729
Total	$1,308,611	210,697	47,931	139,246	-	$1,610,624[2]

Note

1: interest imputed for the period September 2004 through May 2007

2: reflected in Balance Sheet debentures and loans payable related parties and accrued interest

3: Interest is not due on short-term notes

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

In July 2006 the Company exercised the option for early termination of its lease agreement for office and warehouse space. The lease was terminated effective January 31, 2007. For the year ending May 31, 2007 the Company did not have any lease or other long term commitments and management was not aware of any contingencies not already provided for. The Company currently rents office and demonstration space in Vancouver and in Phoenix on a month-to-month basis. This arrangement is expected to continue for the foreseeable future.

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

NOTE 9 – CONCENTRATION OF CREDIT RISK

Cash

The Company maintains cash balances at two banks.  Accounts at each institution are insured by the Canadian Depository Insurance up to $60,000 in Canadian funds.  At May 31, 2007 and 2006, no account exceeded this limit.

NOTE 10 – NOTES AND DEBENTURES PAYABLE

Short-term Notes

During the twelve months ended May 31, 2007, the Company’s officers loaned the Company $210,697 in the form of an unsecured non-interest bearing short-term note to fund continuing operations and to facilitate the acquisition of MCM Integrated Technologies Ltd (see note 7)

Loans and Debentures

During the year ended May 31, 2005, a related party funded the Company in the aggregate amount of $846,658.  This funding was in the form of equity ($289,245) and loans payable ($557,413).There are two loans 1) a two year note for $455,862 with an interest rate of 8% per annum collateralized by the Company’s inventory and accounts receivable and convertible into 9,641,500 shares of common stock, and 2) a two year note for $101,551 with an interest rate of 6% per annum.  Accrued interest to May 31, 2007 totaled $100,624. The $289,245 equity funding is to be converted into the Company’s common stock at an average price of $0.03 per share. The funds have accrued an imputed interest of $64,484 at a rate of 8% per annum. Repayment of loans 1 and 2 noted above was in default at the year ended May 31, 2007 and has been renegotiated for a further two year term.

On December 7, 2005, the Company executed a securities purchase agreement with certain accredited investors. Under the agreement, the Company agreed to sell its convertible debentures due three years from the final closing date.  The principal amount of up to $600,000 bearing interest at the rate of 6% per annum and is convertible into shares of the Company’s common stock at a conversion price for each share of common stock equal to 75% of the lowest closing bid price per share of the common stock for the fifteen trading days immediately preceding the date of conversion.  The company completed the sale of an aggregate of $555,000 in Debentures under the Purchase Agreement which resulted in net proceeds of $424,850. The face value of the Debenture was recorded as a note payable. The difference between the Debenture face value and the proceeds received was for preferred financing fees in the amount of $130,150. These fees have been recorded as debt discount and are being accreted over a 3 year period. The Company also recorded as paid in capital a beneficial conversion feature on the debentures as a discount on the debt in the amount of $424,850. This discount is being accreted over the 36 month term of the debenture.

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

During the year ended May 31, 2006 an existing related party debenture in the amount of $161,000 was amalgamated with short term debt into a new debenture in the amount $320,000 bearing an interest rate of 8% and the Company executed a purchase agreement with an accredited investor for a $50,000 debenture under terms similar to the $555,000 debentures noted above with the exception of a 10% interest rate and a two year term. This debenture did not bear any fees and the Company has recorded a beneficial conversion feature on the face value of the debenture discounted over the 2 year term.

Future principal payments on notes and debentures payable in the years ending May 31, 2008 through 2012 are as follows:

Fiscal Year	Principal	Discount as applicable to debenture portion of principal	Balance Sheet
2008
2009	$1,036,012	272,155	$ 763,857
2010	296,373		296,373
2011	340,000		340,000
2012	-
Total	$1,672,385	272,155	$1,400,230

The following table summarizes the outstanding principal, debt discount and accretion of preferred financing fees associated with the $555,000 and $50,000 debentures at May 31, 2007

Note Payable	Due	Conversions	Balance at end of period	Remaining debt discount	Remaining deferred financing	Discounted Value	Accrued interest
$555,000	FY 2009	59,850	495,150	189,196	57,959	$247,995	$45,491
$50,000	FY 2009	-	50,000	25,000	-	$25,000	$4,583

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

NOTE 11 – ACQUISITION OF MCM INTEGRATED TECHNOLOGIES, LTD

As discussed in Note 1, on December 8, 2006 the Company acquired 100% of the outstanding shares of MCM Integrated Technologies, Ltd. (“MCM”).The acquisition was accounted for as a purchase, and, accordingly, the results of operations of MCM have been included in the consolidated financial statements commencing on the date of acquisition. In connection with the acquisition, the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition were as follows:

Description	December 8, 2006

Assets:
Cash and Deposits	$50,962
Trade receivables	55,630
Inventory	11,625
Property and equipment	138,962
Other Assets	16,365
Goodwill	241,676
Total assets acquired	515,220
Liabilities:
Accounts payable and accrued expenses	59,800
Revolving credit lines	174,725
Total liabilities	234,525
Net assets acquired	$280,695

Represented by:
Common Stock issued at closing	$150,000
Note payable	130,695
$280,695

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

NOTE 12 – DISCONTINUED OPERATIONS

At May 31, 2007, assets and liabilities from discontinued operations consisted of:

Description	May 31, 2007

Inventory	$109,133
Accounts receivable remaining from discontinued operations	17,038
Total assets related to discontinued operations	$ 126,171

Accounts Payable Trade	$ 308,630
Total liabilities related to discontinued operations	$308,630

At May 31, 2007 the Company believes that the probability of disposing of residual inventory at or above cost and collecting these receivables net of the reserve for doubtful accounts is high. The Company is planning to conclude the disposal of inventory and collection of receivables by the close of the current fiscal year. The noted accounts payable are substantially in dispute and the Company believes they will not be paid in full. However, the Company has reserved these payables at their full value. As the inventory is disposed, receivables collected, and payables reduced the Company will record a gain (loss) in the period of activity.

The loss from discontinued operations, recorded for the year ended May 31, 2007, relates to the disposal of inventory and wind down of wholesale activity. During this period the company laid off its remaining staff related to the wholesale operation, concluded its lease of office and warehouse space required for the home décor business and eliminated operational overheads related to the maintenance of warehouse and office facilities. The Company sold inventory with a book value of $142,164 for $195,623, incurred expenses related to operations of $483,186, and recognized other income of $82,514.

NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements.

In July 2002, “The Public Company Accounting Reform and Investor Protection Act of 2002” (the “Sarbanes-Oxley Act”) was enacted.  Section 404 of the Sarbanes-Oxley Act stipulates that public companies must take responsibility for maintaining an effective system of internal control.  The Sarbanes-Oxley Act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attestation report from their independent registered public accounting firm about management’s report.  The Sarbanes-Oxley Act requires most public companies (large accelerated and accelerated filers) to report on their internal control over financial reporting for years ending on or after November 15, 2004.  Other public companies (non-accelerated filers) must begin to comply with the new requirements related to internal control over financial reporting for their first year ending on or after July 15, 2007 under the latest extension granted by the SEC.  The SEC

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

recently has extended the compliance date for non-accelerated filers to include a report on effectiveness of controls over financial reporting to the year ending on or after December 15, 2007, and has extended the date by which non-accelerated filers must file an auditor’s attestation report on internal controls over financial reporting in their annual reports until the first annual report for a fiscal year ending on or after December 15, 2008.  We are a non-accelerated filer and we expect to be able to comply with these filing requirements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes.” This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have determined that the adoption of FIN 48 did not have an impact on our financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Section N to Topic 1, titled “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the evaluation of prior-year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption should either approach result in quantifying an error that is material in light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative-effect adjustment to beginning retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with FAS 154. SAB 108 is effective for us on May 31, 2007 with earlier adoption encouraged. Management has determined that SAB 108 had no impact to us in the fiscal year ended May 31, 2007.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets & Financial Liabilities — Including an Amendment of SFAS No. 115,” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option.  SFAS 159 will become effective for fiscal years beginning after November 15, 2007. We are in the process of determining what effect, if any, the adoption of SFAS 159 will have on our consolidated financial statements.

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

NAME

AGE

POSITION

______________________________________________________________________________________

Michael  F.  Holloran

   59

President, CEO and Director

Murat Erbatur

   57

Director

MICHAEL F. HOLLORAN, PRESIDENT AND CEO

Michael Holloran was elected a director effective August of 2000 and accepted the position of President & CEO of ILC on August 4, 2000. He brings to ILC a wealth of senior management experience spanning 33 years, including 22 years with the Beak International Group and long-term involvement spearheading strategic corporate expansion into key international markets, primarily within Southeast Asia. He has served as a technical advisor to the Asian Development Bank, the governments of Indonesia, Malaysia and the Philippines. He holds outside Directorships, Advisory Board and committee memberships at several prominent North American institutions. He has a Masters of Chemical Engineering degree from McMaster University, a Bachelor of Science (Honors) degree in Applied Mathematics and Chemistry from the University of Waterloo and a Management Studies diploma from Sheridan College.

MURAT ERBATUR, DIRECTOR

Murat F. Erbatur founded and is currently President and CEO of MCM Integrated Technologies Ltd and ScanTech Imaging Corp. MCM is one of the leading providers of information technology products and services. ScanTech Imaging Corp. is the market leader in fillable and linkable forms for the mutual fund industry. Mr. Erbatur has held these positions for the past 10 years and 8 years respectively. Mr. Erbatur has spent most of his 33-year professional career in computers and their applications in technical and business environments. His career includes 11 years with Swan Wooster Engineering, three years as Vice President of

Engineering Software Development Corp, two years as Director of Marketing with REBIS Industrial Work Group Software and six years with Simons International as Manager, Computer Applications.  Mr. Erbatur received a B.Sc. degree in Civil Engineering from Robert College (Istanbul, Turkey) in 1972 and a Masters degree in Engineering from University of British Columbia in 1973.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We believe that during the fiscal year ended May 31, 2007, Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were satisfied.

Number

Transactions

Known Failures

Of late

Not Timely

To File a

Name and principal position

Reports

Reported

Required Form

______________________________________________________________________________________

Michael F. Holloran, President & CEO

1

0

0

Thomas A. Simons

0

0

0

Murat Erbatur

1

0

0

ITEM  10.     EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual compensation for services in all capacities to us for the years ended May 31, 2007 and May 31, 2006:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards [issued and pending] ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings ($) (h)	All Other Compen- Sation (i)	Total ($) (j)
M Holloran	2007	$0	$0	$120,000	$0	$0	$0	$0	$120,000
	2006	$19,577	$0	$100,423	$0	$0	$0	$0	$120,000
M Erbatur	2007	$0	$0	$0	$0	$0	$0	$0	$0

Mr. Holloran's annual contract amount of $120,000 is paid in combination of cash and stock. The amount of stock due is calculated monthly based on the amount of unpaid compensation and the lowest closing price of the Company’s shares within the month.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No options/SARs were granted in the fiscal year ended May 31, 2007.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

No officer or Director hold or exercised any options in the fiscal year ended May 31, 2007.

LONG TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

We have not awarded any stock options, stock appreciation rights or other form of derivative security or common stock or cash bonuses to our executive officers and directors.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 13, 2007, information concerning the beneficial ownership of the our Common Stock by (i) each person who is known by us to own beneficially more than 5% of our Common Stock, (ii) each of our directors and officers, and (iii) all of our directors and executive officers as a group.

Title of

Name and Address

Amount and Nature

 % of

Class

of Beneficial Owner

of Beneficial Ownership

Class

______________________________________________________________________________________

Common

Michael F. Holloran

33,785,117

Direct

28%

Stock

c/o Suite 221, 2323 Quebec St.

Vancouver, B.C. V5T 4S7

Thomas A. Simons (1)

13,335,864  Direct

11%

3685 Cameron Street

Vancouver, B.C. V6R 1A1

Murat Erbatur

10,000,000

Direct

6%

c/o Suite 221, 2323 Quebec St.

Vancouver, B.C. V5T 4S7

All officers and directors

as a Group (2 persons)

63,785,117     shares

34%

_______________________________________________________________________________________________________________________

(1) In addition to 4,335,864 shares owned directly, Mr. Simons holds a note presently convertible into 9,000,000 shares of common stock.

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

On August 24, 2006, we entered into a preliminary non-binding Letter of Intent (“Letter of Intent”) with MCM Integrated Technologies Ltd. (“MCM”), a Vancouver based company wholly owned by Murat Erbatur, one of our directors.  The Letter of Intent provided for the acquisition of all of the assets and ongoing contracts of MCM for a price based on an independent third party evaluation of the fair market value of the acquired assets including current assets, liabilities and future value based on the pro forma three year business plan of MCM. On December 8, 2006 ILC acquired all of the outstanding capital stock of MCM for $261,390, which included $150,000 in shares of ILC and $111,390 in the form of a note payable.

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

In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filings set forth below:

EXHIBIT

NUMBER

DESCRIPTION

   3.1

Articles of Incorporation

3.1 in Form 10-SB dated  Feb 2, 1999

   3.11

By-Laws

3.11 in Form 10-SB dated Feb 2, 1999

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

4.6 in Form SB-2 dated May 17, 2002

Company and IFG Private Equity LLC

   4.7

1998 Directors' & Officers' Stock Option Plan

99.1 in Form S-8 dated Feb 29, 1999

   4.8

1999 Stock Option Plan

99.2 in Form S-8 dated Feb 29, 1999

   4.9

2001 Stock Option Plan

4.7 in Form S-8 filed November 27, 2001

  4.10

2003 Stock Option Plan

4.8 in Form S-8 filed October 25, 2002

   4.11

2005 Stock Option Plan

4.8 in Form S-8 filed July 28, 2005

   4.12

2006 Stock Option Plan

4.8 in Form S-8 filed April 28, 2006

   4.13

2007 Stock Option Plan

4.8 in Form S-8 filed April 13, 2007

  10.3

M. Page-Consulting Agreement

10.3 in Form 10-SB dated Feb 2, 1999

  10.4

C. Parfitt-Consulting Agreement

10.4 in Form 10-SB dated Feb 2, 1999

  10.6

Office lease dated Aug 27, 1998

10.6 in Form 10-SB dated Apr 21, 1999

  10.7

Office lease dated Dec 22, 1998

10.7 in Form 10-SB  dated Apr 21, 1999

  10.8

Wolnosc International-Consulting  Agreement

10.8 in Form 10-SB dated Aug 29, 2000

  10.9

Office lease dated Jan 1, 2000

10.9 in Form 10-SB dated Aug 29, 2000

  10.10

Capital Lease Agreement

10.10 in Form 10-SB dated Aug 29, 2000

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

  21

List of Subsidiaries

21 in Form 10-SB  dated Aug 29, 2000

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)

Audit related fees for re-audit 2005 and audit 2006: $16,242

(2)

Audit related fees for audit 2007: estimated $16,000

(3)

All other fees: N/A

(4)

Audit committee pre-approval processes, percentages of services approved by audit committee, percentage of hours spent on audit engagement by persons other than principal accountant’s full time employees: N/A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf the undersigned, thereto duly authorized.

Dated:  October 12, 2007

               Intelligent Living Corp

               By:  /s/ Michael F. Holloran

                    -----------------------------

                    Michael F. Holloran,

                    President, Chief Executive Officer, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 12, 2006.

     SIGNATURE                              CAPACITY

________________________________________________________________________

-

/s/  Murat Erbatur

_____________________                   Director

     Murat Erbatur