Form 10QSB
period 2007-08-31
Intelligent Living Corp
filed 2007-10-22
CIK 1073362

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES

        EXCHANGE ACT  OF  1934

        For the Quarterly period ended August 31, 2007

[]      TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For  the  transition  period  from  ___________  to  _____________

Commission  file  number  000-25335

                             Intelligent Living Corp.

            (Exact  name  of  registrant  as  specified  in  its  charter)

             Nevada                                       88-0409024

(State  or  other  jurisdiction  of            (IRS Employer Identification No.)

incorporation  or  organization)

Suite 221, 2323 Quebec Street, Vancouver, B.C.

V5T 4S7 Canada

(Address of principal executive offices)

(604) 876-7494

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes  [X] No

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

            Class                                      August 31, 2007

-------------------------------                     -----------------------

Common stock, $ 0.001 par value                           141,990,246

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

                           Intelligent Living Corp.

                                FORM 10-QSB

                For the Quarterly period ended August 31, 2007

                               TABLE OF CONTENTS

                                                                        Page

PART  I.  FINANCIAL  INFORMATION

3

ITEM  1 - Unaudited  Consolidated  Financial Statements

          Consolidated Balance Sheets as of

          August 31, 2007 (Unaudited) and May 31, 2006

3

          Consolidated  Statements  of  Operations

          for  the  Three Months and Six Months ended  August 31,

          2007 and  2006  (Unaudited)

4

          Consolidated  Statements  of  Cash  Flows

          for  the  Three  Months  ended August 31, 2007

          and  2006 (Unaudited)

5

          Condensed Notes to Consolidated Interim Financial Statements

6

ITEM  2   Management's  Discussion  and  Analysis  of

          Financial  Condition  and  Results  of  Operations

15

ITEM  3   Controls and Procedures

16

PART II.  OTHER  INFORMATION

19

Signatures

21

PART  I.  FINANCIAL  INFORMATION

Item 1 - Financial Statements

INTELLIGENT LIVING CORP.
CONSOLIDATED BALANCE SHEET
	August 31	May 31
	2007	2007
	unaudited	(audited)
CURRENT ASSETS
Cash	$8,758	$17,075
Accounts Receivable	16,275	106,309
Prepaid expenses	3,896	3,292
Inventory	54,226	155,467
Investment	37,698	37,259
Employee expense advances	2,633	2,630
GST/PST tax refundable (payable)	2,277	2,301
TOTAL CURRENT ASSETS	325,765	324,333
PROPERTY & EQUIPMENT, NET	169,238	180,032

OTHER ASSETS
Deposits	5,855	5,834
Goodwill MCM	241,919	241,676
Other assets	14,379	14,211
TOTAL OTHER ASSETS	262,153	261,721
TOTAL ASSETS	$757,156	$766,086

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Bank Overdraft	$40,279	$35,978
Accounts payable	363,101	342,100
Accrued liabilities	277,079	307,529
Accrued interest	213,514	191,107
Subscription Deposit	289,245	289,245
Short Term Note - Related Party	183,843	183,329
TOTAL CURRENT LIABILITIES	1,367,061	$1,349,288
LONG-TERM LIABILITIES
Debentures	311,258	247,995
Debentures and Loans Related Parties	1,128,693	1,152,235
TOTAL LONG TERM LIABILITIES	1,439,951	1,400,230
TOTAL LIABILITIES	2,807,012	2,749,518

STOCKHOLDERS' (DEFECIT)
Common Stock, 500,000,000 shares authorized,
shares $0.001 par value, 141,990,246 and
99,712,479 issued and outstanding respectively	141,991	99,713
Additional paid in capital	10,645,876	10,636,119
Retained Earnings (Accumulated deficit)	(12,815,289)	(12,697,824)
Accumulated other comp income/(loss)	(22,435)	(21,440)
TOTAL STOCKHOLDERS' EQUITY	(2,049,856)	(1,983,432)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$757,156	$766,086

See accompanying condensed notes to the financial statements.

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	For the 3 Months Ended
	August 31,
	2007	2006
	unaudited	unaudited
Revenues continuing operations
Intelligent Home: Equipment & Services	$100,905
Cost of revenues
Intelligent Home: Equipment & Services	52,693
Gross profit	48,212	-

Expenses
Consulting fees	-	5,836
Selling expense	884	-
Salaries	17,053	3,164
Depreciation	6,876	5,976
Office & Admin	25,296	2,053
Total operating expenses	50,109	17,029

Gain (loss) from continuing operations	(1,897)	(17,029)

Other income (expense)
Accrued Interest expense	(5,700)	(17,884)
Total other income (loss)	(5,700)	(17,884)

Net (loss) income from continuing operations	$(7,596)	(34,913)

Gain (loss) on discontinued operations	(109,868)	(167,538)

Net (loss) income	(117,465)	(202,451)
EARNINGS PER SHARE BASIC AND DILUTED
(Loss) income per share from continuing operations	(0.000)	(0.001)
(Loss) per share from discontinued operations	(0.001)	(0.004)
Net (Loss) per share	(0.001)	(0.005)
Weighted average number of common stock shares outstanding, basic and diluted	129,109,570	41,273,349

Other comprehensive income
Foreign currency translation gain/loss	(10,920)	(2,653)

Comprehensive gain (loss)	$(128,385)	(205,104)

See accompanying condensed notes to the financial statements

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW
	Three Months Ended August 31,
	2007		2006
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(117,465)		$(202,451)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization of debt discount	63,263		46,250
Services paid by issuance of common stock	31,000		20,000
Stock issued for debt reduction	15,250
Depreciation / Amortization	12,948		5,976
Imputed Interest	5,785
Decrease (increase), net of acquisition, in:
Accounts receivable	(12,363)		12,292
Prepaid expenses	(604)		14
Prepaid inventory	-		247
Inventory	1,241		47,585
Investment	(439)
Employee advance receivable	(3)		2
GST tax refundable	24		(557)
Other assets	(168)
Increase (decrease), net of acquisition, in:
Accrued liabilities and interest	(8,043)		31,199
Accounts payable	21,001		854
Net cash used in operating activities	11,425		(38,589)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	(21)		13,623
Software Acquisition			(270)
Net cash used in investing activities	(21)		13,353

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank overdraft	4,301		13,243
Proceeds from loans, related party short term	514
Repayment of loans, related party	(23,542)		(20,777)
Proceeds from loans
Net cash provided by financing activities	(18,727)		(7,534)

Net increase (decrease) in cash	(7,323)		(32,770)
Foreign currency translation gain (loss)	(995)		2,653
Cash, beginning of period	17,075		32,586
Cash, end of period	$8,758		$2,469

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$11,232		$-
Income taxes	$-		$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued liabilities paid with stock	$31,000
Common stock issued for debt and interest	$15,250	$

See accompanying condensed notes to the financial statements

INTELLIGENT LIVING CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

Results of operations reported for the current quarter relate to the activities of MCM. Results of operations reported for quarters prior to the quarter ended February 28, 2007 relate to the Company’s activities in the home décor sector. The disposal of assets and reduction of liabilities associated with the home décor business are reported as results from discontinued activities.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended May 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

INTELLIGENT LIVING CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Unaudited)

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At August 31, 2007, the Company has a working capital deficit of approximately $1,041,296, an accumulated deficit of approximately $12,815,300 and negative cash flows from consolidated operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (hereinafter “SFAS No. 130”).  SFAS No. 130 established standards for reporting and displaying comprehensive income, its components and accumulated balances.  SFAS No. 130 is effective for periods beginning after December 15, 1997.  The Company has adopted this accounting standard and for the quarter ending August 31, 2007 reported a comprehensive loss of $22,435 resulting from the conversion of Canadian dollar subsidiaries into US dollars. For the year ending May 31, 2007 the accumulated comprehensive loss due to the conversion of Canadian dollar subsidiaries into US dollars was $21,440.

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

Accounts Receivable

The Company carries its accounts receivable at net realizable value.  The Company is in the process of developing a policy for recognizing doubtful accounts.  A receivable is considered past due if the Company does not receive payment within 30 days. The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions.  At August 31, 2007 and 2006, there was no allowance for doubtful accounts.

INTELLIGENT LIVING CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Unaudited)

Inventories

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

Inventory at August 31, 2007 consisted of a variety of home automation equipment and home-décor products, inventory at August 31, 2006 consisted of a variety of home décor products.  Inventories are recorded using the specific identification method and valued at the lower of cost or market value. The Company considered but did not recognize a reserve for inventory obsolescence. Inventory consisting of manufactured products is recorded using the first in first out method and valued at the lower of cost or market value. The recorded cost of inventory was $154,226 at August 31, 2007 and $165,729 at August 31, 2006.

Category	Recorded Cost August 31,
	2007	2006
Home automation equipment	$46,811	-
Home décor products	$107,415	$165,729
Total	$154,226	$165,729

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

INTELLIGENT LIVING CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Unaudited)

Goodwill

Goodwill is calculated as the excess of the fair value of consideration paid over the fair value of tangible and intangible assets acquired and liabilities assumed. Goodwill will be tested for impairment annually according to FAS 142. An impairment test would also be performed in any period in which events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment would be recognized at that time, to the extent that the carrying amount exceeds the undiscounted future net cash flows expected from its use. The Company recorded goodwill in the amount of $241,676 related to the acquisition of MCM Integrated Technologies, Ltd. Management reviewed Goodwill and found that there was no impairment for the period ended August 31, 2007 and no expense has been recognized.

Earnings per Share

The Company has adopted Statement of Financial Accounting Standards Statement No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of common shares outstanding.  Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

	For the Quarter Ended August 31,
(in thousands)	2007	2006
Gain (Loss) from continuing operations	$(7.6)	$(34.9)
Gain (Loss) from discontinued operations	(109.9)	(167.5)
Net gain (loss) income	$(117.5)	$(202.4)

Weighted average shares outstanding:

basic and dilutive	129,109,570	41,273,349
Effect of dilutive securities:
stock options	—	—
Convertible note	—	—
diluted	129,109,570	41,273,349

Gain (Loss) per share from continuing operations: basic and diluted	$0.000	$(0.001)
Gain (Loss) per share from discontinued operations: basic and diluted	$(0.001)	$(0.004)
Net (loss) income per share: basic and diluted	$(0.001)	$(0.005

The following potential common shares have been excluded from the computation of diluted net income per share for the quarter ended August 31, 2007 because their inclusion would have been antidilutive:

For the Quarter Ended August 31, 2007
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

INTELLIGENT LIVING CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Unaudited)

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

Recent Accounting Pronouncements

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

In July 2002, “The Public Company Accounting Reform and Investor Protection Act of 2002” (the “Sarbanes-Oxley Act”) was enacted.  Section 404 of the Sarbanes-Oxley Act stipulates that public companies must take responsibility for maintaining an effective system of internal control.  The Sarbanes-Oxley Act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attestation report from their independent registered public accounting firm about management’s report.  The Sarbanes-Oxley Act requires most public companies (large accelerated and accelerated filers) to report on their internal control over financial reporting for years ending on or after November 15, 2004.  Other public companies (non-accelerated filers) must begin to comply with the new requirements related to internal control over financial reporting for their first year ending on or after July 15, 2007 under the latest extension granted by the SEC.  The SEC recently has extended the compliance date for non-accelerated filers to include a report on effectiveness of controls over financial reporting to the year ending on or after December 15, 2007, and has extended the date by which non-accelerated filers must file an auditor’s attestation report on internal controls over financial reporting in their annual reports until the first annual report for a fiscal year ending on or after December 15, 2008.  We are a non-accelerated filer and we expect to be able to comply with these filing requirements.

INTELLIGENT LIVING CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Unaudited)

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

NOTE 3 - COMMON STOCK

During the three months ended August 31, 2007, the Company issued 31,000,000 shares of common stock for services of $31,000, and 11,277,777 shares for conversion of debentures.

NOTE 4 - STOCK OPTIONS

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

INTELLIGENT LIVING CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Unaudited)

NOTE 5 - NOTES AND DEBENTURES PAYABLE

Related Parties

For the year ended May 31, 2007 the Company the Company recorded an uncollateralized, due on demand, non-interest bearing short note in the amount of $183,329 payable to one of the Company’s officers. The full value of this note remains outstanding. The Company paid $4,903 in accrued interest to its officer in cash during the three months ended August 31, 2007.

During the year ended May 31, 2005, a related party funded the Company in the aggregate amount of $846,658.  This funding was in the form of equity ($289,245) and loans payable ($557,413).There are two loans 1) a note for $455,862 with an interest rate of 8% per annum collateralized by the Company’s inventory and accounts receivable due in January 2009 and convertible into 9,641,500 shares of common stock, and 2) a note for $101,551 with an interest rate of 6% per annum due in June 2009.  Accrued interest to August 31, 2007 totaled $111,265. The $289,245 equity funding is to be converted into the Company’s common stock at an average price of $0.03 per share. These funds have accrued an imputed interest to August 31, 2007 of $70,296 at a rate of 8% per annum.

During the year ended May 31, 2006 an existing related party debenture in the amount of $161,000 was amalgamated with short term debt into a new debenture in the amount $320,000 bearing an interest rate of 8%. In May 2007, the Company negotiated the extension of an existing debenture in the amount of $35,000 bearing an interest rate of 12% to June 2009.

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

The following table summarizes the change in position of notes, debentures and amounts due to related parties for the 3 months ending August 31, 2007

	Principal and Interest Outstanding at May31, 2007	Funds Received	Principal Re-paid	Interest Accrued	Interest Paid	Principal and Interest Outstanding at August 31, 2007[2]
Short-term note[4]	$183,843	-	-	N/A3	N/A3	$183,843
Debentures	415,528	-	-	8,050	4,903	418,675
Notes payable	658,037	-	-	10,641	-	668,678
Subscription deposit [shares to be issued]	353,729	-	-	5,785[1]	-	359,514
Total	$1,611,137	-	-	24,476	4,903	$1,630,710

Note

1: interest imputed for the period May 31, 2007 through August 31, 2007

2: reflected in Balance Sheet debentures and loans payable related parties and accrued interest

3: Interest is not due on short-term notes

4: Principal reflects foreign exchange adjustment on Canadian dollar portion of note

INTELLIGENT LIVING CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Unaudited)

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

In June 2006 the Company executed a purchase agreement with an accredited investor for a $50,000 debenture under terms similar to the $555,000 debentures noted above with the exception of a 10% interest rate and a two year term. This debenture did not bear any fees and the Company has recorded a beneficial conversion feature on the face value of the debenture discounted over the 2 year term.

The following table summarizes the outstanding principal, debt discount and accretion of preferred financing fees associated with the $555,000 and $50,000 debentures at May 31, 2007

Note Payable	Due	Conversions	Balance at end of period	Remaining debt discount	Remaining deferred financing	Discounted Value	Accrued interest
$555,000	FY 2009	68,100	486,900	155,173	47,536	$284,191	$52,877
$50,000	FY 2009	7,000	50,000	15,933	-	$27,067	$5,817

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

Description	December 8, 2006
Assets:
Cash and Deposits	$50,962
Trade receivables	55,630
Inventory	11,625
Property and equipment	138,962
Other Assets	16,365
Goodwill	241,676
Total assets acquired	515,223
Liabilities:
Accounts payable and accrued expenses	59,800
Revolving credit lines	174,725
Total liabilities	234,525
Net assets acquired	$280,695

Represented by:
Common Stock issued at closing	$150,000
Note payable	130,695
$280,695

INTELLIGENT LIVING CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Unaudited)

 NOTE 7 – DISCONTINUED OPERATIONS

At August 31, 2007, assets and liabilities from discontinued operations consisted of:

Description	August 31, 2007

Inventory	$107,415
Accounts receivable remaining from discontinued operations	14,635
Total assets related to discontinued operations	122,051

Accounts Payable Trade	319,562
Total liabilities related to discontinued operations	$319,562

At August 31, 2007 the Company believes that the probability of disposing of residual inventory at or above cost and collecting these receivables net of the reserve for doubtful accounts is high. The Company is planning to conclude the disposal of inventory and collection of receivables by the close of the current fiscal year. The noted accounts payable are substantially in dispute and the Company believes they will not be paid in full. However, the Company has reserved these payables at their full value. As the inventory is disposed, receivables collected, and payables reduced the Company will record a gain (loss) in the period of activity.

The loss from discontinued operations, recorded for the three months ended August 31, 2007, relates to the disposal of inventory and wind down of wholesale activity. During the three month period ended August 31, 2007 the Company sold inventory with a book value of $3,305 for $4,762 and incurred expenses related to operations of $111,325.

INTELLIGENT LIVING CORP

FORM 10-QSB

For the Quarterly period ended August 31, 2007

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

Results of ongoing operations reported for the quarter ended August 31, 2007 relate to the activities of ILC. Results of ongoing operations reported for periods prior to the acquisition of MCM relate to the Company’s activities in the home décor sector. The disposal of assets and reduction of liabilities associated with the home décor business are reported as results from discontinued activities.

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

RESULTS OF OPERATIONS – for the three months ended August 31, 2007 and August 31, 2006

For the 3 months ended August 31, 2007, revenues from continuing operations were $100,905 compared to zero in the same period ending last year. These revenues are a result of the sale of smart home products and services offered through the Company’s subsidiary MCM.

For the 3 months ended August 31, 2007, gross profit was $48,212 compared to zero in the same period in the prior year. Gross margin (gross profit as a percent of revenue) was 48%, above the forecast value of 40%.

Operating expenses for the 3 months ending August 31, 2007 were $50,109 versus $17,029 for the same period in the prior year.

The Company recorded an operating loss from continuing operations of ($1,897) for the period ending August 31, 2007 compared to a loss on operations of ($17,029) for the same period in the prior year.

Total other expenses for the three month period ending August 31, 2007 were $5,700. Total other expenses were $17,884 for the comparable period in the prior year.

During the 3 months ended August 31, 2007 the Company incurred expenses associated with its discontinued wholesale business. Expenses were partially offset by a gain on the sale of discontinued inventory. The net loss from discontinued operations was ($109,868) compared to a net loss of ($167,538) for the comparable period in the prior year. As at August 31, 2007 the Company had approximately $107,000 of home décor inventory remaining for disposal.

The net loss for the 3 months ended August 31, 2007 was $117,465, a loss of ($10,920) was realized due as a result of foreign currency translation and the resulting comprehensive loss the period ending August 31, 2007 was $(128,386) compared to a comprehensive loss of ($205,104) for the corresponding period in the prior year. The comprehensive loss decreased 37% compared to the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of August 31, 2007, our principal sources of liquidity included cash and cash equivalents, and operating cash flow from our operating subsidiaries, and loans from related parties.  At August 31, 2007, cash and cash equivalents totaled $8,758 compared to $17,075 at August 31, 2006.

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

Investing Activities

Investing activities for the period from inception through August 31, 2007 consisted primarily of the purchase of inventory, property and equipment and soft costs associated with the development of our areas of business activities and supporting infrastructure.

Financing Activities

 Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others.  To date, we raised approximately $10.8 million from the sale of common stock and have borrowed approximately $2 million from investors and shareholders.  As at August 31, 2007, approximately $1,837,000 is recorded as debt on the Company’s balance sheet.  Funds from these sources were used as working capital to fund the development of the Company.

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

The Company secured additional debenture financing from an accredited investor in the amount of $50,000 under terms similar to the December 7, 2005 purchase agreement. Year to date no new loans have been negotiated and interest payments to related parties were $4,903.

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

OFF BALANCE-SHEET ARRANGEMENTS

During the year ended May 31, 2007, and the three months ended August 31, 2007, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

SUBSEQUENT EVENTS

Late filing of annual  FY 2007 Audited Financial Statements

On August 28, 2007 the Company filed notice of late filing of the Company’s 10KSB annual report for the year ended May 31, 2007. On October 15, 2007 the Company filed the 10KSB annual report for the period ended May 31, 2007. The filing date was beyond the September 12, 2007 extended filing date and, as a consequence of the NASDAQ OTCBB rules regarding late filing of annual and quarterly reports, the Company was delisted and is in the process of steps necessary to regain listing on the NASDAQ OTCBB.

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

PART II. OTHER INFORMATION.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c) Sales of Unregistered Securities

Date	Title and Shares of Common Stock	Purchasers	Principal Underwriter	Total Offering Price/Underwriting Discounts
July 5, 2007	4,400,000	Private Investors	NA	Convertible Debentures valued at $6,650
July 7, 2007	2,433,333	Private Investors	NA	Convertible Debentures valued at $1,650
August 17, 2007	4,444,444	Private Investors	NA	Convertible Debentures valued at $5,000

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

Dated:  October 22, 2007