Form 10QSB/A
period 2007-08-31
Intelligent Living Corp
filed 2007-10-29
CIK 1073362

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

FORM 10-QSB/A

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

18

PART II.  OTHER  INFORMATION

19

Signatures

20

PART  I.  FINANCIAL  INFORMATION

ITEM 1 - Financial Statements

INTELLIGENT LIVING CORP.
CONSOLIDATED BALANCE SHEET
	August 31	May 31
	2007	2007
	(unaudited)	(audited)
CURRENT ASSETS
Cash	$8,758	$17,075
Accounts Receivable	116,275	106,309
Prepaid expenses	3,896	3,292
Inventory	154,226	155,467
Investment	37,698	37,259
Employee expense advances	2,633	2,630
GST/PST tax refundable (payable)	2,279	2,301
TOTAL CURRENT ASSETS	325,765	324,333

PROPERTY & EQUIPMENT, NET	169,238	180,032

OTHER ASSETS
Deposits	5,855	5,834
Goodwill MCM	241,919	241,676
Other assets	14,379	14,211
TOTAL OTHER ASSETS	262,153	261,721
TOTAL ASSETS	$757,156	$766,086

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Bank Overdraft	$40,279	$35,978
Accounts payable	363,101	342,100
Accrued liabilties	277,079	307,529
Accrued interest	213,514	191,107
Subscription Deposit	289,245	289,245
Short Term Note - Related Party	183,843	183,329
TOTAL CURRENT LIABILITIES	1,367,061	1,349,288

LONG-TERM LIABILITIES
Debentures	311,258	247,995
Debentures and Loans Related Parties	1,128,693	1,152,235
TOTAL LONG TERM LIABILITIES	1,439,951	1,400,230

TOTAL LIABILITIES	2,807,012	2,749,518

STOCKHOLDERS' (DEFICIT)
Common Stock, 500,000,000 shares authorized,
shares $0.001 par value, 141,990,246 and
99,712,479 issued and outstanding respectively	141,991	99,713
Additional paid in capital	10,645,877	10,636,119
Retained Earnings (Accumulated deficit)	(12,815,289)	(12,697,824)
Accumulated other comp income/(loss)	(22,435)	(21,440)
TOTAL STOCKHOLDERS' (DEFICIT)	(2,049,856)	(1,983,432)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$757,156	$766,086

See accompanying condensed notes to the financial statements.

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	For the 3 Months Ended
	August 31,
	2007	2006
	(unaudited)	(unaudited)
Revenues continuing operations
Intelligent Home: Equipment & Services	$100,905	$-
Cost of revenues
Intelligent Home: Equipment & Services	52,693	-
Gross profit	48,212	-

Expenses
Consulting fees	-	5,836
Selling expense	884	-
Salaries	17,053	3,164
Depreciation	6,876	5,976
Office & Admin	25,296	2,053
Total operating expenses	50,109	17,029

Gain (loss) from continuing operations	(1,897)	(17,029)

Other income (expense)
Accrued Interest expense	(5,700)	(17,884)
Total other income (loss)	(5,700)	(17,884)

Net (loss) income from continuing operations	(7,597)	(34,913)

Gain (loss) on discontinued operations	(109,868)	(167,538)

Net (loss) income	(117,465)	(202,451)
EARNINGS PER SHARE BASIC AND DILUTED
(Loss) income per share from continuing operations	(0.000)	(0.001)
(Loss) per share from discontinued operations	(0.001)	(0.004)
Net (Loss) per share	(0.001)	(0.005)
Weighted average number of common stock shares outstanding, basic and diluted	129,109,570	41,273,349

Other comprehensive income
Foreign currency translation gain (loss)	(995)	(2,653)

Comprehensive gain (loss)	$(118,460)	$(205,104)

See accompanying condensed notes to the financial statements

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW
		Three Months Ended August 31,
		2007		2006
		(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(117,465)		$(202,451)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization of debt discount		53,512		46,250
Services paid by issuance of common stock		31,000		20,000
Depreciation / Amortization		12,948		5,976
Imputed Interest		5,785
Decrease (increase), net of acquisition, in:
Accounts receivable		(12,363)		12,292
Prepaid expenses		(604)		14
Prepaid inventory		-		247
Inventory		1,241		47,585
Investment		(439)
Employee advance receivable		(3)		2
GST tax refundable		24		(557)
Other assets		(168)
Increase (decrease), net of acquisition, in:
Accrued liabilities and interest		(8,043)		31,199
Accounts payable		21,001		854
Bank overdraft		4,301		13,243
Net cash used in operating activities		(9,275)		(25,346)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits		(21)		13,623
Software Acquisition				(270)
Net cash used in investing activities		(21)		13,353

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans, related party				(20,777)
Proceeds from loans, related party		1,974
Net cash provided by financing activities		1,974		(20,777)

Net increase (decrease) in cash		(7,323)		(32,770)
Foreign currency translation gain (loss)		(995)		2,653
Cash, beginning of period		17,075		32,586
Cash, end of period		$8,758		$2,469

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest		$11,232		$-
Income taxes		$-		$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued liabilities paid with stock		$31,000	$
Common stock issued for debt and interest		$15,250	$
Services paid by issuance of stock and options	$			$20,000

See accompanying condensed notes to the financial statements

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the 7. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At August 31, 2007, the Company has a working capital.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Unaudited)

deficit of approximately $1,041,300, an accumulated deficit of approximately $12,815,300 and negative cash flows from consolidated operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Inventories

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Unaudited)

“so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

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

Category	Recorded Cost August 31,
	2007	2006
Home automation equipment	$ 46,811	$ -
Home décor products	107,415	165,729
Total	$154,226	$165,729

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

Goodwill

Goodwill is calculated as the excess of the fair value of consideration paid over the fair value of tangible and intangible assets acquired and liabilities assumed. Goodwill will be tested for impairment annually according to FAS 142. An impairment test would also be performed in any period in which events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment would be recognized at that time, to the extent that the carrying amount exceeds the undiscounted future net cash flows expected from its use. The Company recorded goodwill in the amount of $241,676 related to the acquisition of MCM Integrated Technologies, Ltd. Management reviewed Goodwill and found that there was no impairment for the period ended August 31, 2007 and no expense has been recognized

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Unaudited)

Earnings per Share

The Company has adopted Statement of Financial Accounting Standards Statement No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of common shares outstanding.  Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

	For the Quarter Ended August 31,
(in thousands)	2007	2006
Gain (Loss) from continuing operations	$(7.6)	$(34.9)
Gain (Loss) from discontinued operations	(109.9)	(167.5)
Net gain (loss) income	$(117.5)	$(202.4)

Weighted average shares outstanding:

basic and dilutive	129,109,570	41,273,349
Effect of dilutive securities:
stock options	—	—
Convertible note	—	—
diluted	129,109,570	41,273,349

Gain (Loss) per share from continuing operations: basic and diluted	$(0.000)	$(0.001)
Gain (Loss) per share from discontinued operations: basic and diluted	$(0.001)	$(0.004)
Net (loss) income per share: basic and diluted	$(0.001)	$(0.005

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

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Unaudited)

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

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Unaudited)

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

NOTE 5 - NOTES AND DEBENTURES PAYABLE

Related Parties

For the year ended May 31, 2007 the Company the Company recorded an uncollateralized, due on demand, non-interest bearing short note in the amount of $183,329 payable to one of the Company’s officers. The full value of this note remains outstanding. The Company paid $4,903 in accrued interest one of its officers in cash during the three months ended August 31, 2007.

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

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Unaudited)

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

The following table summarizes the change in position of notes, debentures and amounts due to related parties for the 3 months ending August 31, 2007

	Principal and Interest Outstanding at May 31, 2007	Funds Received	Principal Re-paid	Interest Accrued	Interest Paid	Principal and Interest Outstanding at August 31, 2007[2]
Short-term note[4]	$183,329	-	-	N/A3	N/A3	$183,843
Debentures	415,528	-	-	8,050	4,903	418,675
Notes payable	658,037	-	-	10,641	-	668,678
Subscription deposit [shares to be issued]	353,729	-	-	5,785[1]	-	359,514
Total	$1,611,137	-	-	24,476	4,903	$1,630,710

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

 INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Unaudited)

The following table summarizes the outstanding principal, debt discount and accretion of preferred financing fees associated with the $555,000 and $50,000 debentures at August 31, 2007

Note Payable	Due	Conversions	Balance at end of period	Remaining debt discount	Discounted Value	Accrued interest
$555,000	FY 2009	68,100	486,900	202,709	$284,191	$52,877
$ 50,000	FY 2009	7,000	43,000	15,933	$ 27,067	$ 5,817

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

Description	December 8, 2006

Assets:
Cash and Deposits	$50,962
Trade receivables	55,630
Inventory	11,625
Property and equipment	138,962
Other Assets	16,365
Goodwill	241,676
Total assets acquired	$ 515,223
Liabilities:
Accounts payable and accrued expenses	$ 59,800
Revolving credit lines	174,725
Total liabilities	234,525
Net assets acquired	$280,695

Represented by:
Common Stock issued at closing	$150,000
Note payable	130,695
$280,695

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Unaudited)

NOTE 7 – DISCONTINUED OPERATIONS

At August 31, 2007, assets and liabilities from discontinued operations consisted of:

Description	August 31, 2007

Inventory	$107,415
Accounts receivable remaining from discontinued operations	14,635
Total assets related to discontinued operations	$ 122,051

Accounts Payable Trade	$ 319,562
Total liabilities related to discontinued operations	$319,562

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

 INTELLIGENT LIVING CORP..

FORM 10-QSB/A

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

Transactions with related parties

During Q3 2007, the Company purchased MCM Integrated Technologies, Ltd. a company owned by a Director of ILC, Inc. for an aggregate amount of less than $0.3 million. Prior to the acquisition, the board commissioned an independent fairness opinion on the transaction and the transaction was authorized by the board of directors, with the director involved in the transaction abstaining from voting on the approval resolution. It is believed that these transactions represent fair value for the assets and liabilities purchased.

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

The Company recorded an operating loss from continuing operations of ($1,897) for the period ending August 31, 2007. This represents an 89% loss reduction compared to a loss on operations of ($17,029) for the same period in the prior year.

Total other expenses for the three month period ending August 31, 2007 were $5,700. Total other expenses were $17,884 for the comparable period in the prior year. The net loss from continuing operations for the three month period ending August 31, 2007 was ($7,596) compared to a net loss of ($34,913) in the comparable period in the prior year. This represents a 78% reduction in net loss comparing the quarter ended August 31, 2007 to the quarter ended August 31, 2006.

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

The total net loss for the 3 months ended August 31, 2007 was ($117,465) compared to a total net loss of ($202,451) for the corresponding period in the prior year. The total net loss decreased 42% compared to the corresponding period in the prior year. A loss of ($995) was realized as a result of foreign currency translation and the resulting comprehensive loss the period ending August 31, 2007 was $(118,460) compared to a comprehensive loss of ($205,104) for the corresponding period in the prior year. The comprehensive loss decreased 42% compared to the corresponding period in the prior year.

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

Financing Activities

 Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others.  To date, we raised approximately $10.8 million from the sale of common stock and have borrowed approximately $2 million from investors and shareholders.  As at August 31, 2007, approximately $1,860,000 was recorded as debt net of subscription deposits on the Company’s balance sheet.  Funds from these sources were used as working capital to fund the development of the Company.

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

PART II. OTHER INFORMATION.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c) Sales of Unregistered Securities

Date	Title and Shares of Common Stock	Purchasers	Principal Underwriter	Total Offering Price/Underwriting Discounts
July 5, 2007	4,400,000	Private Investors	NA	Convertible Debenture conversions valued at $6,600
July 7, 2007	2,433,333	Private Investors	NA	Convertible Debenture conversions valued at $1,650
August 17, 2007	4,444,444	Private Investors	NA	Convertible Debenture conversions valued at $5,000

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

                                  INTELLIGENT LIVING CORP.

                              By: /s/ Michael F. Holloran

                               -------------------------------------

                                      Michael F. Holloran

                              President and Chief Executive Officer (Principal

                              Executive and Financial Officer)

Dated:  October 29, 2007