Form 10QSB
period 2007-11-30
Intelligent Living Corp
filed 2008-01-22
CIK 1073362

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES

        EXCHANGE ACT  OF  1934

        For the Quarterly period ended November 30, 2007

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

            Class                                      November 30, 2007

-------------------------------                     -----------------------

Common stock, $ 0.001 par value                           141,990,246

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

                              INTELLIGENT LIVING CORP.

                                FORM 10-QSB

                For the Quarterly period ended November 30, 2007

                               TABLE OF CONTENTS

                                                                        Page

PART  I.  FINANCIAL  INFORMATION

3

ITEM  1 - Unaudited  Consolidated  Financial Statements

          Consolidated Balance Sheets as of

          November 30, 2007 (Unaudited) and May 31, 2007

3

          Consolidated  Statements  of  Operations

          for  the  Three Months and Six Months ended  November 30,

          2007 and  2006  (Unaudited)

4

          Consolidated  Statements  of  Cash  Flows

          for  the  Six  Months  ended November 30, 2007

          and  2006 (Unaudited)

5

          Condensed Notes to Consolidated Interim Financial Statements

6

ITEM  2   Management's  Discussion  and  Analysis  of

          Financial  Condition  and  Results  of  Operations

15

ITEM  3   Controls and Procedures

18

PART II.  OTHER  INFORMATION

19

Signatures

21

PART  I.  FINANCIAL  INFORMATION

Item 1 - Financial Statements

INTELLIGENT LIVING CORP.
CONSOLIDATED BALANCE SHEET
	November 30	May 31
	2007	2007
	(unaudited)	(audited)
CURRENT ASSETS
Cash	$14,090	$17,075
Accounts Receivable	75,827	106,309
Prepaid expenses	4,175	3,292
Inventory	176,268	155,467
Investment	40,397	37,259
Employee expense advances	2,652	2,630
GST/PST tax refundable (payable)	2,164	2,301
TOTAL CURRENT ASSETS	$315,573	$324,333

PROPERTY & EQUIPMENT, NET	168,434	180,032

OTHER ASSETS
Deposits	5,916	5,834
Goodwill MCM	243,411	241,676
Other assets	15,409	14,211
TOTAL OTHER ASSETS	264,736	261,721
TOTAL ASSETS	$748,743	$766,086

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Bank Overdraft	44,740	35,978
Accounts payable	396,156	342,100
Accrued liabilties	291,330	307,529
Accrued interest	240,233	191,107
Subscription Deposit	289,245	289,245
Short Term Note - Related Party	186,996	183,329
TOTAL CURRENT LIABILITIES	$1,448,700	$1,349,288

LONG-TERM LIABILITIES
Debentures	357,110	247,995
Debentures and Loans Related Parties	1,140,007	1,152,235
TOTAL LONG TERM LIABILITIES	1,497,117	1,400,230
TOTAL LIABILITIES	2,945,817	2,749,518

STOCKHOLDERS' (DEFICIT)
Common Stock, 500,000,000 shares authorized,
shares $0.001 par value, 141,990,246 and
99,712,479 issued and outstanding respectively	141,991	99,713
Additional paid in capital	10,651,656	10,636,119
(Accum deficit)	(12,945,570)	(12,697,824)
Accum other comp income/(loss)	(45,151)	(21,440)
TOTAL STOCKHOLDERS' (DEFICIT)	$(2,197,074)	$(1,983,432)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$748,743	$766,086

See accompanying condensed notes to the financial statements.

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	For the 3 Months Ended		For the 6 Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues continuing operations
Intelligent Home: Equipment & Services	$59,207	-	$160,112	-
Cost of revenues
Intelligent Home: Equipment & Services	34,746	-	87,438	-
Gross profit	24,461	-	72,674	-

Expenses
Consulting fees	-	5,836	-	13,233
Selling expense	1,401	-	2,285	-
Compensation	-	-	-	-
Salaries	18,463	3,164	35,516	6,403
Depreciation	6,887	5,976	13,763	-
Office & Admin	24,614	2,053	49,909	13,440
Total operating expenses	51,365	17,029	101,473	33,077
Gain (loss) from continuing operations	(26,904)	(17,029)	(28,799)	(33,077)

Other income (expense)
Interest expense	(14,765)	(12,708)	(20,465)	(24,342)
Total other income (loss)	(14,765)	(12,708)	(20,465)	(24,342)
Net (loss) income from continuing operations	$(41,669)	(29,737)	$(49,264)	(57,419)
Gain (loss) on discontinued operations	(88,613)	(231,840)	(198,482)	(406,609)

Net (loss) income	(130,282)	(261,577)	(247,746)	(464,028)
EARNINGS PER SHARE BASIC AND DILUTED
(Loss) income per share from continuing operations	(0.00)	(0.00)	(0.00)	(0.00)
(Loss) per share from discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
Net (Loss) per share	(0.00)	(0.01)	(0.00)	(0.01)
Weighted average number of common stock shares outstanding, basic and diluted	141,990,246	48,590,740	135,514,715	45,475,522

Other comprehensive income
Foreign currency translation gain (loss)	(22,717)	(5,071)	(23,711)	(7,724)
Comprehensive gain (loss)	$(152,999)	(266,648)	$(271,457)	(471,752)

See accompanying condensed notes to the financial statements

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW
		Six Months Ended November 30,
		2007		2006
		(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(247,746)		$(464,028)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization of debt discount		99,365		92,500
Services paid by issuance of common stock		31,000		152,000
Depreciation / Amortization		25,919		12,029
Imputed Interest		11,570
Decrease (increase), net of acquisition, in:
Accounts receivable		30,482		31,251
Prepaid expenses		(833)		66
Prepaid inventory		-		1,180
Inventory		(20,801)		63,601
Investment		(3,138)
Employee advance receivable		(22)		8
GST tax refundable		137		789
Other assets		(1,198)
Increase (decrease), net of acquisition, in:
Accrued liabilities and interest		32,927		25,987
Accounts payable		54,056		(11,681)
Bank overdraft		8,762		41,060
Net cash used in operating activities		20,480		(55,238)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits		(82)		13,816
Software Acquisition				(270)
Net cash used in investing activities		(82)		13,546

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans, related party short term				24,359
Repayment of loans, related party		(1,666)		(20,777)
Proceeds from loans, related party		1,994		15,889
Net cash provided by financing activities		328		19,471

Net increase (decrease) in cash		20,726		(22,222)

Foreign currency translation gain (loss)		(23,711)		7,724

Cash, beginning of period		17,075		32,586
Cash, end of period		$14,090		$18,088

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest		$4,903		$-
Income taxes		$-		$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued liabilities paid with stock		$31,000	$
Services paid by issuance of stock and options	$			$152,000
Common stock issued for debt and interest		$15,250	$

See accompanying condensed notes to the financial statements

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

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

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

 (Unaudited)

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At November 30, 2007, the Company has a working capital deficit of approximately $1,133,126, an accumulated deficit of approximately $12,945,570 and negative cash flows from consolidated operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (hereinafter “SFAS No. 130”).  SFAS No. 130 established standards for reporting and displaying comprehensive income, its components and accumulated balances.  SFAS No. 130 is effective for periods beginning after December 15, 1997.  The Company has adopted this accounting standard and for the quarter ending November 30, 2007 reported an accumulated comprehensive loss of $45,151 resulting from the conversion of Canadian dollar subsidiaries into US dollars. For the year ending May 31, 2007 the accumulated comprehensive loss due to the conversion of Canadian dollar subsidiaries into US dollars was $21,440.

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

Accounts Receivable

The Company carries its accounts receivable at net realizable value.  The Company is in the process of developing a policy for recognizing doubtful accounts.  A receivable is considered past due if the Company does not receive payment within 30 days. The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions.  At November 30, 2007 and 2006, there was no allowance for doubtful accounts.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

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

Inventory at November 30, 2007 consisted of a variety of home automation equipment and home-décor products, inventory at November 30, 2006 consisted of a variety of home décor products.  Inventories are recorded using the specific identification method and valued at the lower of cost or market value. The Company considered but did not recognize a reserve for inventory obsolescence. Inventory consisting of manufactured products is recorded using the first in first out method and valued at the lower of cost or market value. The recorded cost of inventory was $176,268 at November 30, 2007 and $149,713 at November 30, 2006.

Category	Recorded Cost November 30,
	2007	2006
Home automation equipment	$67,380	-
Home décor products	$108,888	$149,713
Total	$176,268	$149,713

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

Goodwill

Goodwill is calculated as the excess of the fair value of consideration paid over the fair value of tangible and intangible assets acquired and liabilities assumed. Goodwill will be tested for impairment annually according to FAS 142. An impairment test would also be performed in any period in which events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment would be recognized at that time, to the extent that the carrying amount exceeds the undiscounted future net cash flows expected from its use. The Company recorded goodwill in the amount of $241,676 related to the acquisition of MCM Integrated Technologies, Ltd. Management reviewed Goodwill and found that there was no impairment for the period ended November 30, 2007 and no expense has been recognized.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

 (Unaudited)

Earnings per Share

The Company has adopted Statement of Financial Accounting Standards Statement No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of common shares outstanding.  Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

	For the Six Months Ended November 30,
(in thousands)	2007	2006
Gain (Loss) from continuing operations	$(49.3)	$(57.4)
Gain (Loss) from discontinued operations	(198.5)	(406.6)
Net gain (loss) income	$(247.7)	$(464.0)

Weighted average shares outstanding:
basic and dilutive	135,514,715	45,475,522
Effect of dilutive securities:
stock options	—	—
Convertible note	—	—
diluted	135,514,715	45,475,522

Gain (Loss) per share from continuing operations: basic and diluted	$(0.00)	$(0.00)
Gain (Loss) per share from discontinued operations: basic and diluted	$(0.00)	$(0.01)
Net (loss) income per share: basic and diluted	$(0.00)	$(0.01)

The following potential common shares have been excluded from the computation of diluted net income per share for the quarter ended November 30, 2007 because their inclusion would have been antidilutive:

For the Period Ended November 30, 2007
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

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

 (Unaudited)

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

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

 (Unaudited)

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

NOTE 3 - COMMON STOCK

During the six months ended November 30, 2007, the Company issued 31,000,000 shares of common stock for services of $31,000, and 11,277,777 shares for conversion of debentures.

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

During the years ended May 31, 2006 and 2007 and the six month period ended November 30, 2007 the Company did not issue any new common stock options. Additionally, no options were exercised, and all options previously granted expired.

NOTE 5 - NOTES AND DEBENTURES PAYABLE

Related Parties

For the period ended November 30, 2007 the Company the Company recorded an uncollateralized, due on demand, non-interest bearing short note in the amount of $186,996 payable to one of the Company’s officers. The full value of this note remains outstanding. The Company paid $4,903 in accrued interest one of its officers in cash during the six months ended November 30, 2007.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

 (Unaudited)

During the year ended May 31, 2005, a related party funded the Company in the aggregate amount of $846,658.  This funding was in the form of equity ($289,245) and loans payable ($557,413).There are two loans 1) a note for $455,862 with an interest rate of 8% per annum collateralized by the Company’s inventory and accounts receivable due in January 2009 and convertible into 9,641,500 shares of common stock, and 2) a note for $101,551 with an interest rate of 6% per annum due in June 2009.  Accrued interest to November 30, 2007 totaled $121,905. The $289,245 in equity funding is to be converted into the Company’s common stock at an average price of $0.03 per share. These funds have accrued an imputed interest to November 30, 2007 of $76,054 at a rate of 8% per annum.

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

The following table summarizes the change in position of notes, debentures and amounts due to related parties for the 6 months ending November 30, 2007

	Principal and Interest Outstanding at May 31, 2007	Funds Received	Principal Re-paid	Interest Accrued	Interest Paid	Principal and Interest Outstanding at November 30, 2007[2]
Short-term note[4]	$183,329	606		N/A3	N/A3	$186,996
Debentures	415,528	-	-	16,100	4,903	426,725
Notes payable	658,037	-	-	21,282	-	679,318
Subscription deposit [shares to be issued]	352,750	-	-	11,570[1]	-	365,299
Total	$1,609,644	-	-	48,952	4,903	$1,658,338

Note

1: interest imputed for the period May 31, 2007 through November 30, 2007

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

The following table summarizes the outstanding principal, debt discount and accretion of preferred financing fees associated with the $555,000 and $50,000 debentures at November 30, 2007

Note Payable	Due	Conversions	Balance at end of period	Remaining debt discount	Discounted Value	Accrued interest
$555,000	FY 2009	68,100	486,900	162,167	$324,733	$60,181
$50,000	FY 2009	7,000	43,000	10,622	$32,378	$6,892

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

Description	December 8, 2006

Assets:
Cash and Deposits	$50,962
Trade receivables	55,630
Inventory	11,625
Property and equipment	138,962
Other Assets	16,365
Goodwill	241,676
Total assets acquired	$ 515,223
Liabilities:
Accounts payable and accrued expenses	59,800
Revolving credit lines	174,725
Total liabilities	234,525
Net assets acquired	$280,695

Represented by:
Common Stock issued at closing	$150,000
Note payable	130,695
$280,695

NOTE 7 – DISCONTINUED OPERATIONS

At November 30, 2007, assets and liabilities from discontinued operations consisted of:

Description	November 30, 2007

Inventory	$108,888
Accounts receivable remaining from discontinued operations	21,272
Total assets related to discontinued operations	130,160

Accounts Payable Trade	332,100
Total liabilities related to discontinued operations	$332,100

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

 (Unaudited)

At November 30, 2007 the Company believes that the probability of disposing of residual inventory at or above cost and collecting these receivables net of the reserve for doubtful accounts is high. The Company is planning to conclude the disposal of inventory and collection of receivables by the close of the current fiscal year. The noted accounts payable are substantially in dispute and the Company believes they will not be paid in full. However, the Company has reserved these payables at their full value. As the inventory is disposed, receivables collected, and payables reduced the Company will record a gain (loss) in the period of activity.

The loss from discontinued operations, recorded for the six months ended November 30, 2007, relates to the disposal of inventory and wind down of wholesale activity. During the six month period ended November 30, 2007 the Company sold inventory with a book value of $9,573 for $13,310 and incurred expenses related to operations of $202,219.

 INTELLIGENT LIVING CORP..

FORM 10-QSB

For the Quarterly period ended November 30, 2007

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

Results of ongoing operations reported for the quarter ended November 30, 2007 relate to the activities of ILC. Results of ongoing operations reported for periods prior to the acquisition of MCM relate to the Company’s activities in the home décor sector. The disposal of assets and reduction of liabilities associated with the home décor business are reported as results from discontinued activities.

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

RESULTS OF OPERATIONS – for the three months ended November 30, 2007 and November 30, 2006

For the 3 months ended November 30, 2007, revenues from continuing operations were $59,270 compared to zero in the same period ending last year. These revenues are a result of the sale of smart home products and services offered through the Company’s subsidiary MCM.

For the 3 months ended November 30, 2007, gross profit was $24,462 compared to zero in the same period in the prior year. Gross margin (gross profit as a percent of revenue) was 41%, approximately equal to the forecast value of 40%.

Operating expenses for the 3 months ending November 30, 2007 were $51,364 versus $17,029 for the same period in the prior year.

The Company recorded an operating loss from continuing operations of ($26,903) for the period ending November 30, 2007. This represents an increase of 58% compared to a loss on operations of ($17,029) for the same period in the prior year.

Total other expenses for the three month period ending November 30, 2007 were $14,765. Total other expenses were $12,708 for the comparable period in the prior year. The net loss from continuing operations for the three month period ending November 30, 2007 was ($41,668) compared to a net loss of ($29,737) in the comparable period in the prior year. This represents a 40% increase in net loss comparing the quarter ended November 30, 2007 to the quarter ended November 30, 2006.

During the 3 months ended November 30, 2007 the Company incurred expenses associated with its discontinued wholesale business. Expenses were partially offset by a gain on the sale of discontinued inventory. The net loss from discontinued operations was ($88,613) compared to a net loss of ($231,840) for the comparable period in the prior year. As at November 30, 2007 the Company had approximately $108,888 of home décor inventory remaining for disposal.

The total net loss for the 3 months ended November 30, 2007 was ($130,281) compared to a total net loss of

($261,577) for the corresponding period in the prior year. The total net loss decreased 50% compared to the corresponding period in the prior year. A loss of ($22,717) was realized as a result of foreign currency translation and the resulting comprehensive loss the period ending November 30, 2007 was $(152,998) compared to a comprehensive loss of ($266,648) for the corresponding period in the prior year. The comprehensive loss decreased 43% compared to the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of November 30, 2007, our principal sources of liquidity included cash and cash equivalents, and operating cash flow from our operating subsidiaries, and loans from related parties.  At November 30, 2007, cash and cash equivalents totaled $14,090 compared to $18,088 at November 30, 2006.

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

Investing Activities

Investing activities for the period from inception through November 30, 2007 consisted primarily of the purchase of inventory, property and equipment and soft costs associated with the development of our areas of business activities and supporting infrastructure.

Financing Activities

 Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others.  To date, we raised approximately $10.8 million from the sale of common stock and have borrowed approximately $2 million from investors and shareholders.  As at November 30, 2007, approximately $1,888,000 was recorded as debt net of subscription deposits on the Company’s balance sheet.  Funds from these sources were used as working capital to fund the development of the Company.

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

OFF BALANCE-SHEET ARRANGEMENTS

During the year ended May 31, 2007, and the six months ended November 30, 2007, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

SUBSEQUENT EVENTS

Late filing of annual  FY 2007 Audited Financial Statements

On August 28, 2007 the Company filed notice of late filing of the Company’s 10KSB annual report for the year ended May 31, 2007. On October 15, 2007 the Company filed the 10KSB annual report for the period ended May 31, 2007. The filing date was beyond the September 12, 2007 extended filing date and, as a consequence of the NASDAQ OTCBB rules regarding late filing of annual and quarterly reports, the Company was delisted  from the OTCBB to the Pink Sheets quotation system. Under Financial Industry Regulatory Authority (“FINRA”) rules pertaining to late filing, the Company will not be eligible for re-listing on the OTCBB for a period of one year following the date of non-compliance. To qualify for re-listing a Company must be current in its filings during the 12 months preceding application for relisting. Application for re-listing follows the requirements of SEC Rule 15c2-11. The Company intends to remain fully compliant with the reporting requirements of the OTCBB and to seek re-listing.

As at November 30, 2007 the Company’s balance sheet reflects approximately $1,600,000 of related party debt. The Company intends to reduce its balance sheet liabilities through conversion of substantially all of this debt to restricted common shares priced at fair market value at the time of conversion. This will substantially improve the Company’s balance sheet and eliminate the accrual of ongoing related interest charges. However, at the current market price and with the Company’s current Authorized Capital, conversion is not possible. The Company’s board of directors has determined that both an increase of authorized capital and share restructuring will be required. It is the intention of the Board to proceed with restructuring as quickly as possible and, as and where and when required, the Board will seek shareholder approval for changes.

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

Dated:  January 20, 2008