Form 10QSB
period 2008-02-29
Intelligent Living Corp
filed 2008-04-21
CIK 1073362

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES

        EXCHANGE ACT  OF  1934

        For the Quarterly period ended February 29, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes  [X] No

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

            Class                                      February 29, 2008

-------------------------------                     -----------------------

Common stock, $ 0.001 par value                           487,990,246

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

                              INTELLIGENT LIVING CORP.

                                FORM 10-QSB

                For the Quarterly period ended February 29, 2008

                               TABLE OF CONTENTS

                                                                        Page

PART  I.  FINANCIAL  INFORMATION

3

ITEM  1 - Unaudited  Consolidated  Financial Statements

          Consolidated Balance Sheets as of

          February 29, 2008 (Unaudited) and May 31, 2007

3

          Consolidated  Statements  of  Operations

          for the  Three Months and Nine Months ended  February

29, 2008 and February 28, 2007 (Unaudited)

4

Consolidated Statements of Stockholders’ Equity for the

Period May 31, 2005 through February 29, 2008

5

          Consolidated  Statements  of  Cash  Flows

          for  the  Nine  Months  ended February 29, 2008

          and  February 28, 2007 (Unaudited)

6

          Condensed Notes to Consolidated Interim Financial Statements

7

ITEM  2   Management's  Discussion  and  Analysis  of

          Financial  Condition  and  Results  of  Operations

16

ITEM  3   Controls and Procedures

19

PART II.  OTHER  INFORMATION

20

SIGNATURES

22

PART  I.  FINANCIAL  INFORMATION

Item 1 - Financial Statements

INTELLIGENT LIVING CORP.
CONSOLIDATED BALANCE SHEET
	February 29	May 31
	2008	2007
	(unaudited)	(audited)
CURRENT ASSETS
Cash	$10,357	$17,075
Accounts Receivable	37,568	106,309
Prepaid expenses	4,223	3,292
Inventory	179,813	155,467
Investment	40,861	37,259
Employee expense advances	2,656	2,630
GST/PST tax refundable (payable)	2,953	2,301
TOTAL CURRENT ASSETS	$278,430	$324,333

PROPERTY & EQUIPMENT, NET	172,108	180,032

OTHER ASSETS
Deposits	915	5,834
Goodwill MCM	243,669	241,676
Other assets	15,586	14,211
TOTAL OTHER ASSETS	260,169	261,721

TOTAL ASSETS	$710,707	$766,086

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Bank Overdraft	31,695	35,978
Accounts payable	355,092	342,100
Accrued liabilities	413,398	307,529
Accrued interest	222,610	191,107
Subscription Deposit	289,245	289,245
Short Term Note - Related Party	220,283	183,329
TOTAL CURRENT LIABILITIES	$1,532,322	$1,349,288

LONG-TERM LIABILITIES
Debentures	367,584	247,995
Debentures and Loans Related Parties	1,155,522	1,152,235
TOTAL LONG TERM LIABILITIES	1,523,106	1,400,230

TOTAL LIABILITIES	3,055,427	2,749,518

STOCKHOLDERS' (DEFICIT)
Common Stock, 500,000,000 shares authorized,
shares $0.001 par value, 487,990,246 and
99,712,479 issued and outstanding respectively	487,991	99,713
Additional paid in capital	10,397,261	10,636,119
(Accum deficit)	(13,183,884)	(12,697,824)
Accum other comp income/(loss)	(46,088)	(21,440)
TOTAL STOCKHOLDERS' (DEFICIT)	$(2,344,720)	$(1,983,432)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$710,707	$766,086

See accompanying condensed notes to the financial statements.

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	For the 3 Months Ended		For the 9 Months Ended
	February 29 / 28		February 29 / 28
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues continuing operations
Intelligent Home: Equipment & Services	$67,107	$135,123	$227,219	$135,123
Cost of revenues
Intelligent Home: Equipment & Services	37,778	67,794	125,216	67,794
Gross profit	29,329	67,328	102,003	67,328

Expenses
Consulting fees	5,000	-	5,000	53,200
Selling expense	310	-	2,595	-
Compensation	-	-	-	-
Salaries	17,224	13,160	52,740	37,160
Depreciation	7,004	-	20,766	-
Office & Admin	26,673	14,948	76,582	31,266
Total operating expenses	56,211	28,107	157,684	121,625

Gain (loss) from continuing operations	(26,882)	39,221	(55,681)	(54,297)

Other income (expense)
Accrued Interest expense	(6,396)	-	(26,861)	-
Total other income (loss)	(6,396)	-	(26,861)	-

Net (loss) income from continuing operations	(33,278)	39,221	(82,541)	(54,297)

Gain (loss) on discontinued operations	(250,890)	(102,162)	(403,519)	(472,672)

Net (loss) income	$(284,168)	$(62,941)	$(486,060)	$(526,969)

EARNINGS PER SHARE BASIC AND DILUTED
(Loss) income per share from continuing operations	(0.00)	0.00	(0.00)	(0.00)
(Loss) per share from discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
Net (Loss) per share	(0.00)	(0.00)	(0.00)	(0.01)
Weighted average number of common stock shares outstanding, basic and diluted	230,627,609	106,134,691	167,103,304	65,506,630

Other comprehensive income
Foreign currency translation gain (loss)	(937)	21,402	(24,648)	13,678

Comprehensive gain (loss)	$(285,105)	(41,539)	$(510,708)	(513,291)

See accompanying condensed notes to the financial statements

INTELLIGENT LIVING CORP.
(Formerly known as Elgrande International, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE PERIOD MAY 31, 2005 THROUGH FEBRUARY 29, 2008
					Accumulated
	Common Stock				Other	Total
	Number		Additional	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Deficit
Balance, May 31, 2005	23,439,667	$23,440	$9,270,158	$(10,513,395)	$2,996	$(1,216,802)
Stock issued for compensation at an average of
$0.05 per share	2,559,990	2,560	104,960	-	-	107,520
Stock issued for compensation at an average of
$0.02 per share	4,000,000	4,000	63,200			67,200
Stock issued for services at an average of $0.04
per share	9,012,822	9,013	173,296	-	-	182,309
Recording of benificial conversion feature (1)			424,850			424,850
Stock issued for debt and interest at an average of	500,000	500	4,500			5,000
$0.01 per share
Net loss for the year ended May 31, 2006	-	-	-	(1,234,122)	-	(1,234,122)
Foreign currency translation gain (loss)	-	-	-	-	(13,516)	(13,516)
Balance, May 31, 2006	39,512,479	$39,513	$10,040,964	$(11,747,517)	$(10,520)	$(1,677,561)

Stock issued for services at an average of
$0.01 per share	33,200,000	33,200	298,800			332,000
Stock issued for purchase MCM Integrated Tech	10,000,000	10,000	140,000			150,000
Stock issued for conversion of debentures (1)	17,000,000	17,000	42,850			59,850
Recording of benificial conversion feature (1)			50,000			50,000
Inputed interest on shareholder loans			63,505			63,505
Net loss for the year ended May 31, 2007				(950,307)		(950,307)
Foreign currency translation gain (loss)					(10,920)	(10,920)
Balance, May 31, 2007	99,712,479	$99,713	$10,636,119	$(12,697,824)	$(21,440)	$(1,983,431)

Stock issued for services at an average of	57,000,000	57,000	(19,500)			37,500
$0.0007 per share
Stock issued for conversion of debentures (1)	151,277,777	151,278	(101,708)			49,570
at an average of $0.0007 per share
Stock issued for debt interest at an average	180,000,000	180,000	(135,000)			45,000
price of $0.00025 per share
Inputed interest on shareholder loans			17,350			17,350
Net loss for the year to date ended February 29, 2008				(486,060)		(486,060)
Foreign currency translation gain (loss)					(24,648)	(24,648)
Balance, February 29, 2008 (Unaudited)	487,990,256	$487,991	$10,397,261	$(13,183,884)	$(46,088)	$(2,344,719)

See accompanying condensed notes to the financial statements

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW
	Nine Months Ended February 29/28
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(486,060)	$(526,969)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization of debt discount	144,159	132,393
Services paid by issuance of common stock	37,500	152,000
Depreciation / Amortization	39,040	11,617
Imputed Interest	17,350	-
Decrease (increase), net of acquisition, in:
Accounts receivable	68,741	29,803
Prepaid expenses	(931)	154
Prepaid inventory	-	41,186
Inventory	(24,346)	82,493
Employee advance receivable	(26)	13
GST tax refundable	(652)	(2,158)
Other assets	(1,375)	-
Increase (decrease), net of acquisition, in:
Accrued liabilities and interest	173,708	9,468
Accounts payable	12,992	(68,644)
Bank overdraft	(4,283)	156
Net cash used in operating activities	(24,183)	(138,489)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	4,919	21,711
Net cash used in investing activities	4,919	21,711

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans, related party short term	10,619	77,893
Repayment of loans, related party short term	(4,533)	(22,216)
Proceeds from loans, related party	31,108	16,029
Net cash provided by financing activities	37,194	71,706

Net increase (decrease) in cash	17,930	(18,908)

Foreign currency translation gain (loss)	(24,648)	(13,678)

Cash, beginning of period	17,075	32,586

Cash, end of period	$10,357	$(0)

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$4,903	$6,511
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued liabilities paid in common stock	$37,500	$180,000
Common stock issued for debt and interest	$94,570	$14,000

See accompanying condensed notes to the financial statements

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2008

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

Prior to the acquisition noted above the Company was engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In July 2006, as a result of a breach of the Company’s exclusivity agreement with its principal supplier by its principal supplier and other production related issues the board of directors began an evaluation of alternative business models and opportunities. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process continued through the current quarter.

Results of ongoing operations reported for the current quarter relate to the activities of MCM. Results of operations reported for quarters prior to the quarter ended February 28, 2007 relate to the Company’s activities in the home décor sector only. The disposal of assets and reduction of liabilities associated with the home décor business are reported as results from discontinued activities.

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

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2008

(Unaudited)

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At February 29, 2008, the Company had a working capital deficit of approximately $1,173,711, an accumulated deficit of approximately $13,183,884 and negative cash flows from consolidated operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (hereinafter “SFAS No. 130”).  SFAS No. 130 established standards for reporting and displaying comprehensive income, its components and accumulated balances.  SFAS No. 130 is effective for periods beginning after December 15, 1997.  The Company has adopted this accounting standard and for the quarter ending February 29, 2008 reported an accumulated comprehensive loss of $46,088 resulting from the conversion of Canadian dollar subsidiaries into US dollars. For the year ending May 31, 2007 the accumulated comprehensive loss due to the conversion of Canadian dollar subsidiaries into US dollars was $21,440.

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

Accounts Receivable

The Company carries its accounts receivable at net realizable value.  The Company is in the process of developing a policy for recognizing doubtful accounts.  A receivable is considered past due if the Company does not receive payment within 30 days. The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions.  At February 29, 2008 and February 28, 2007, there was no allowance for doubtful accounts.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2008

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

Inventory at February 29, 2008 consisted of a variety of home automation equipment and home-décor products.  Inventories are recorded using the specific identification method and valued at the lower of cost or market value. The Company considered but did not recognize a reserve for inventory obsolescence. Inventory consisting of manufactured products is recorded using the first in first out method and valued at the lower of cost or market value. The recorded cost of inventory was $179,813 at February 29, 2008 and $179,495 at February 28, 2007.

Category	Recorded Cost February 29,28,
	2008	2007
Home automation equipment	$70,233	$46,696
Home décor products	$109,590	$132,799
Total	$179,813	$179,495

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

Goodwill

Goodwill is calculated as the excess of the fair value of consideration paid over the fair value of tangible and intangible assets acquired and liabilities assumed. Goodwill will be tested for impairment annually according to FAS 142. An impairment test would also be performed in any period in which events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment would be recognized at that time, to the extent that the carrying amount exceeds the undiscounted future net cash flows expected from its use. The Company recorded goodwill in the amount of $241,676 related to the acquisition of MCM Integrated Technologies, Ltd. Management reviewed Goodwill and found that there was no impairment for the period ended February 29, 2008 and no expense has been recognized

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2008

(Unaudited)

Earnings per Share

The Company has adopted Statement of Financial Accounting Standards Statement No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of common shares outstanding.  Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive under the Company’s current and past history of net loss income.

	For the Nine Months Ended February 29/28,
(in thousands)	2008	2007
Gain (Loss) from continuing operations	$(82.5)	$(54.3)
Gain (Loss) from discontinued operations	(403.5)	(472.7)
Net gain (loss) income	$(486.0)	$(527.0)

Weighted average shares outstanding:
basic and dilutive	167,103,304	65,506,630
Effect of dilutive securities:
stock options	—	—
Convertible note	—	—
diluted	167,103,304	65,506,630

Gain (Loss) per share from continuing operations: basic and diluted	$(0.00)	$(0.00)
Gain (Loss) per share from discontinued operations: basic and diluted	$(0.00)	$(0.01)
Net (loss) income per share: basic and diluted	$(0.00)	$(0.01)

The following potential common shares have been excluded from the computation of diluted net income per share for the quarter ended February 29, 2008 because their inclusion would have been antidilutive:

For the Period Ended February 29, 2008
Outstanding common stock warrants	1,931,000
Outstanding common stock warrants related parties	5,333,333
Convertible note related parties	5,187,983,907

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

February 29, 2008

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

February 29, 2008

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

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141(R)”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and disclosing information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations for which the acquisition dates are on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will not be able to determine the impact of the adoption of SFAS 141(R) on the Company’s consolidated financial position, results of operations and cash flows until the quarter in which the Company completes an acquisition for which the acquisition date will be on or after the effective date of SFAS 141(R).

NOTE 3 - COMMON STOCK

During the nine months ended February 29, 2008, the Company issued 57,000,000 shares of common stock for services of $37,500; 151,277,777 shares for conversion of $49,570 of debentures and 180,000,000 shares for $45,000 accrued interest.

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

During the years ended May 31, 2006 and 2007 and the nine month period ended February 29, 2008 the Company did not issue any common stock options. Additionally, no options were exercised, and all options previously granted expired.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2008

(Unaudited)

NOTE 5 - NOTES AND DEBENTURES PAYABLE

Related Parties

For the period ended February 29, 2008 the Company recorded an uncollateralized, due on demand, non-interest bearing short note in the amount of $230,511 payable to one of the Company’s officers. The full value of this note remains outstanding. The Company paid $4,903 in accrued interest one of its officers in cash during the nine months ended February 29, 2008.

During the year ended May 31, 2005, a related party funded the Company in the aggregate amount of $846,658.  This funding was in the form of equity ($289,245) and loans payable ($557,413).There are two loans 1) a note for $455,862 with an interest rate of 8% per annum collateralized by the Company’s inventory and accounts receivable due in January 2009 and convertible into 9,641,500 shares of common stock, and 2) a note for $101,551 with an interest rate of 6% per annum due in June 2009.  The accrued interest to February 29, 2008 on loan 1 totaled $116,297 and on loan 2 totaled $16, 248. In the quarter ended February 29, 2008 the Company paid $22,500 for interest accrued on loans 1 and 2 through the issuance of common stock. As at February 29, 2008 the net interest outstanding on loans 1 and 2 totaled $110,046. The $289,245 in equity funding is to be converted into the Company’s common stock at an average price of $0.03 per share. These funds have accrued an imputed interest to February 29, 2008 of $81,839 at a rate of 8% per annum.

During the year ended May 31, 2006 an existing related party debenture in the amount of $161,000 was amalgamated with short term debt into a new debenture in the amount $320,000 bearing an interest rate of 8%. In May 2007, the Company negotiated the extension of an existing debenture in the amount of $35,000 bearing an interest rate of 12% to June 2009. In the quarter ended February 29, 2008 the Company paid $22,500 of accrued debenture interest through the issuance of common stock.

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

The following table summarizes the change in position of notes, debentures and amounts due to related parties for the 9 months ending February 29, 2008

	Principal and Interest Outstanding at May 31, 2007	Funds Received	Principal Re-paid	Interest Accrued	Interest Paid	Principal and Interest Outstanding at February 29, 2008[2]
Short-term note[4]	$183,329	41,487[5]	4,533	N/A3	N/A3	$220,283
Debentures	415,528	-	-	24,150	27,403	412,275
Notes payable	658,037	-	-	31,923	22,500	667,459
Subscription deposit [shares to be issued]	353,729	-	-	17,355[1]	-	371,084
Total	$1,610,623	41,487	4,533	73,428	49,903	$1,671,101

Note

1: interest imputed for the period May 31, 2007 through February 29, 2008

2: reflected in Balance Sheet debentures and loans payable related parties and accrued interest

3: Interest is not due on short-term notes

4: Principal reflects foreign exchange adjustment on Canadian dollar portion of note

5: includes $10,619 in cash and cash equivalents and $30,868 in re-classified accounts payable

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2008

(Unaudited)

On December 7, 2005, the Company executed a securities purchase agreement with certain accredited investors. Under the agreement, the Company agreed to sell its convertible debentures due three years from the final closing date.  The principal amount of up to $600,000 bearing interest at the rate of 6% per annum and is convertible into shares of the Company’s common stock at a conversion price for each share of common stock equal to 75% of the lowest closing bid price per share of the common stock for the fifteen trading days immediately preceding the date of conversion.  The company completed the sale of an aggregate of $555,000 in Debentures under the Purchase Agreement which resulted in net proceeds of $424,850. The face value of the Debenture was recorded as a note payable. The difference between the Debenture face value and the proceeds received was for preferred financing fees in the amount of $130,150. The fees have been recorded as debt discount and are being accreted over the life of the debenture. The Company also recorded as paid in capital a beneficial conversion feature on the debentures as a discount on the debt in the amount of $424,850. This discount is being accreted over the life of the debenture. In February 2008, the Company negotiated an extension of the term of debenture for an additional 2 year period expiring in February 2010.

In June 2006 the Company executed a purchase agreement with an accredited investor for a $50,000 debenture under terms similar to the $555,000 debentures noted above with the exception of a 10% interest rate and a two year term. This debenture did not bear any fees and the Company has recorded a beneficial conversion feature on the face value of the debenture discounted over the 2 year term.

The following table summarizes the outstanding principal, debt discount and accretion of preferred financing fees associated with the $555,000 and $50,000 debentures at February 29, 2008

Note Payable	Due	Conversions	Balance at end of period	Remaining debt discount	Discounted Value	Accrued interest
$555,000	FY 2009	102,420	452,580	122,680	$329,896	$67,322
$50,000	FY 2009	7,000	43,000	5,311	$37,689	$7,967

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
$280,695

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2008

(Unaudited)

NOTE 7 – DISCONTINUED OPERATIONS

At February 29, 2008, assets and liabilities from discontinued operations consisted of:

Description	February 29, 2008

Inventory	$109,590
Accounts receivable remaining from discontinued operations	15,394
Total assets related to discontinued operations	124,984

Accounts Payable Trade	316,154
Total liabilities related to discontinued operations	$316,154

At February 29, 2008 the Company believes that the probability of disposing of residual inventory at or above cost and collecting these receivables net of the reserve for doubtful accounts is high. The Company is planning to conclude the disposal of inventory and collection of receivables by the close of the current fiscal year. The noted accounts payable are substantially in dispute and the Company believes they will not be paid in full. However, the Company has reserved these payables at their full value. As the inventory is disposed, receivables collected, and payables reduced the Company will record a gain (loss) in the period of activity.

The loss from discontinued operations, recorded for the nine months ended February 29, 2008, relates to the disposal of inventory, wind down of wholesale activity, and legal and consulting fees related to collection of accounts receivable and inventory reduction. During the three month period ended February 29, 2008 the Company sold inventory with a book value of $817 for $1,084 and incurred expenses of $251,155.

 INTELLIGENT LIVING CORP..

FORM 10-QSB

For the Quarterly period ended February 29, 2008

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

Results of ongoing operations reported for the quarter ended February 29, 2008 relate to the activities of ILC. Results of ongoing operations reported for periods prior to the acquisition of MCM relate to the Company’s activities in the home décor sector. The disposal of assets and reduction of liabilities associated with the home décor business are reported as results from discontinued activities.

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

RESULTS OF OPERATIONS – for the three months ended February 29, 2008 and February 28, 2007

For the 3 months ended February 29, 2008, revenues from continuing operations were $67,107 compared to $135,123 in the comparable period ending last year. These revenues are a result of the sale of smart home products and services offered through the Company’s subsidiary MCM.

For the 3 months ended February 29, 2008, gross profit was $29,329 compared to $67,328 in the comparable period in the prior year. Gross margin (gross profit as a percent of revenue) was 44%, approximately equal to the forecast value of 45%.

Operating expenses for the 3 months ending February 29, 2008 were $56,211 versus $28,107 for the comparable period in the prior year.

The Company recorded an operating loss from continuing operations of ($26,882) for the period ending February 29, 2008 compared to a gain on operations of $39,221 for the comparable period in the prior year.

Total other expenses for the three month period ending February 29, 2008 were $6,396. Total other expenses were zero for the comparable period in the prior year. The net loss from continuing operations for the three month period ending February 29, 2008 was ($33,278) compared to a net gain of $39,221 in the comparable period in the prior year. Year-to-date the Company recorded a net loss from continuing operations of ($82,541) compared to a net loss of ($54,297) for the comparable period in the prior year.

During the 3 months ended February 29, 2008 the Company incurred expenses associated with its discontinued wholesale business. Expenses were partially offset by a gain on the sale of discontinued inventory. The net loss from discontinued operations was ($250,890) compared to a net loss of ($102,162) for the comparable period in the prior year. As at February 29, 2008 the Company had approximately $109,590 of home décor inventory remaining for disposal.

The total net loss for the 3 months ended February 29, 2008 was ($284,167) compared to a total net loss of ($62,941) for the corresponding period in the prior year. A loss of ($937) was realized as a result of foreign currency translation and the resulting comprehensive loss the period ending February 29, 2008 was $(285,104) compared to a comprehensive loss of ($41,539) for the corresponding period in the prior year. Year-to-date the Company recorded a net loss from continuing operations of ($510,709) compared to a net loss of ($513,291) for the comparable period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of February 29, 2008, our principal sources of liquidity included cash and cash equivalents, and operating cash flow from our operating subsidiaries, and loans from related parties.  At February 29, 2008, cash and cash equivalents totaled $10,357 compared to zero for the comparable period in the prior year.

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

Investing Activities

Investing activities for the period from inception through February 29, 2008 consisted primarily of the purchase of inventory, property and equipment and soft costs associated with the development of our areas of business activities and supporting infrastructure.

Financing Activities

 Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others.  To date, we raised approximately $10.9 million from the sale of common stock and have borrowed approximately $1.9 million from investors and shareholders.  As at February 29, 2008, approximately $1,881,000 was recorded as debt net of subscription deposits on the Company’s balance sheet.  Funds from these sources were used as working capital to fund the development of the Company.

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

The Company secured additional debenture financing from an accredited investor in the amount of $50,000 under terms similar to the December 7, 2005 purchase agreement. Year to date the Company negotiated additional net related party funding of $307 and interest payments to related parties were $49,903.

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

Cash flow from ongoing MCM business combined with collection of home décor related accounts receivable and sale of residual home décor inventory are estimated to be sufficient to sustain the current level of operations through to the end of the current fiscal year ending May 31, 2008.

OFF BALANCE-SHEET ARRANGEMENTS

During the year ended May 31, 2007, and the three months ended February 29, 2008, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

SUBSEQUENT EVENTS

Late filing of annual  FY 2007 Audited Financial Statements

On August 28, 2007 the Company filed notice of late filing of the Company’s 10KSB annual report for the year ended May 31, 2007. On October 15, 2007 the Company filed the 10KSB annual report for the period ended May 31, 2007. The filing date was beyond the September 12, 2007 extended filing date and, as a consequence of the NASDAQ OTCBB rules regarding late filing of annual and quarterly reports, the Company was delisted from the OTCBB to the Pink Sheets quotation system. Under Financial Industry Regulatory Authority (“FINRA”) rules pertaining to late filing the Company must be current in its filings during the 12 months preceding application. Accordingly, the earliest date for application for re-listing on the OTCBB is August 28, 2008 provided the Company remains current in its filings. To qualify for re-listing a Application for re-listing follows the requirements of SEC Rule 15c2-11. The Company intends to remain fully compliant with the reporting requirements of the OTCBB and to seek re-listing.

As at February 29, 2008 the Company’s balance sheet reflects approximately $1,300,000 of related party debt net of subscription deposits. The Company intends to reduce its balance sheet liabilities through conversion of substantially all of this debt to restricted common shares priced at fair market value at the time of conversion. This will substantially improve the Company’s balance sheet and eliminate the accrual of ongoing interest charges. However, at the current market price and with the Company’s current Authorized Capital, conversion is not possible.

The Company’s board of directors has determined that both an increase of authorized capital and share restructuring will be required, and on February 29, 2008 received written consent from shareholders holding 285,120,981 shares, or 58.43%, of the issued and outstanding shares of our common stock. On February 29, 2008 the Company filed a preliminary Schedule 14C Information Statement outlining the terms of re-structuring. The Company subsequently received comments from the SEC and is currently in the process of responding. Management intends to file the final Schedule 14C as soon as is practicable following approval from the SEC.

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

PART II. OTHER INFORMATION.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c) Sales of Unregistered Securities

Date	Title and Shares of Common Stock	Purchasers	Principal Underwriter	Total Offering Price/Underwriting Discounts
July 5, 2007	4,400,000	Private Investors	NA	Convertible Debenture conversions valued at $6,600
July 7, 2007	2,433,333	Private Investors	NA	Convertible Debenture conversions valued at $1,650
August 17, 2007	4,444,444	Private Investors	NA	Convertible Debenture conversions valued at $5,000
December 10, 2007	20,000,000	Private Investors	NA	Convertible Debenture conversions valued at $12,000
January 10, 2008	24,000,000	Private Investors	NA	Convertible Debenture conversions valued at $8,400
February 1, 2008	48,000,000	Private Investors	NA	Convertible Debenture conversions valued at $6,720
February 15, 2008	48,000,000	Private Investors	NA	Convertible Debenture conversions valued at $7,200
February 15, 2008	26,000,000	Related Parties	NA	Services valued at $6,500
February 15, 2008	180,000,000	Related Parties	NA	Accrued interest valued at $45,000

The above issuances of Common Stock were exempt from registration under the Securities Act of 1933, as amended, under section 4(1) thereof, as transactions not involving any public offering.

Item  6.  Exhibits.

      No.            Description

-----------------    ----------------------------------------------------------

      31      Certification of Michael Holloran Pursuant to Section 302 of the –

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

Dated:  April 21, 2008