Form 10QSB/A
period 2005-08-31
Intelligent Living Corp
filed 2008-07-17
CIK 1073362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

[X]

QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended August 31, 2005

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________  to  _____________

INTELLIGENT LIVING CORP.

(formerly Elgrande International, Inc.)

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

AS A PART OF THE REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION OF THE COMPANY’S PAST FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934, WE ARE FILING THIS AMENDMENT TO OUR FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2005 (THE “2005 FORM 10-QSB”), AS WELL AS AMENDING OUR QUARTERLY REPORT FOR OUR FISCAL YEAR ENDED MAY 31, 2005 AND OUR QUARTERLY REPORTS FOR THE PERIODS ENDED NOVEMBER 30 2005 AND FEBRUARY 29, 2008.  THIS AMENDMENT AMENDS  THE INFORMATION SET FORTH UNDER THE CAPTION “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION”  AND THE FORM OF CERTIFICATION OF OFFICER OF THE COMPANY OF THE 2005 FORM 10-QSB.  IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE 2005 FORM 10-QSB AS OF OCTOBER 17, 2005, THE DATE ON WHICH THE 2005 FORM 10-QSB WAS FILED, NO ATTEMPT HAS BEEN MADE IN THIS AMENDMENT TO MODIFY OR UPDATE DISCLOSURES EXCEPT AS DESCRIBED ABOVE.

INTELLIGENT LIVING CORP. (formerly Elgrande International, Inc.)

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

6

ITEM 2

MANAGEMENT'S  DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

10

ITEM 3

CONTROLS AND PROCEDURES

14

PART II

OTHER INFORMATION

ITEM 5

OTHER INFORMATION

14

ITEM 6

EXHIBITS

14

Signatures

15

Certifications    (filed as attachment)

PART  I.  FINANCIAL  INFORMATION

Item 1 - Financial Statements

ELGRANDE INTERNATIONAL, INC.
(Formerly Known as Elgrande.com, Inc.)
CONSOLIDATED BALANCE SHEETS
	August 31,
	2005	May 31,
ASSETS	(unaudited)	2005
CURRENT ASSETS
Cash	$10,456	$7,918
Accounts receivable	166,497	163,671
Prepaid inventory	21,819	-
Inventory	206,464	256,898
Employee expense advances	2,605	2,884
GST tax refundable	11,693	6,999
TOTAL CURRENT ASSETS	419,534	438,370

PROPERTY AND EQUIPMENT, NET	1,833	1,950

OTHER ASSETS
Software, net	43,976	46,596
Prepaid expenses	2,124	-
Deposits	31,331	33,062
TOTAL OTHER ASSETS	77,431	79,658

TOTAL ASSETS	$498,798	$519,978

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdraft	$18,565	$-
Accounts payable	263,787	282,740
Accrued liabilities	284,923	240,759
Accrued interest	58,052	35,143
Debentures	35,000	35,000
Loans payable	866,053	766,590
Debentures and loans payable, related parties	295,594	249,839
TOTAL CURRENT LIABILITIES	1,803,409	1,610,071

LONG-TERM LIABILITIES
Accounts Payable	128,174	126,710

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 500,000,000 shares authorized,
$0.001 par value; 23,439,667 shares
issued and outstanding	23,439	23,439
Additional paid-in capital	9,270,157	9,270,157
Accumulated deficit	(10,735,454)	(10,513,396)
Accumulated other comprehensive income (loss)	9,073	2,996
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,432,785)	(1,216,803)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$498,798	$519,978

See accompanying condensed notes

ELGRANDE INTERNATIONAL, INC.
(Formerly Known as Elgrande.com, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Three Months	Three Months
	Ended	Ended
	August 31, 2005	August 31, 2004
	(unaudited)	(unaudited)
REVENUES	$163,942	$291,470
COST OF REVENUES	150,759	135,509
GROSS PROFIT	13,183	155,961

EXPENSES
Consulting fees	38,240	16,555
Legal and professional fees	24,795	4,149
Salaries	96,112	140,419
Depreciation and amortization	2,737	9,386
Office and administration	10,349	88,127
Travel and entertainment	8,931	19,286
Advertising and marketing	24,058	97,085
Rent	27,078	16,966
Bad debts	1,172	1,774
TOTAL EXPENSES	233,472	393,747

LOSS FROM OPERATIONS	(220,289)	(237,786)

OTHER INCOME (EXPENSE)
Non-operating income	5,384	9,251
Interest income	23	3
Interest expense	(7,176)	(5,258)
TOTAL OTHER INCOME (EXPENSE)	(1,769)	3,996
LOSS BEFORE TAXES	(222,058)	(233,790)

INCOME TAX EXPENSE	-	-

NET LOSS	(222,058)	(233,790)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	6,077	(247)
COMPREHENSIVE LOSS	$(215,981)	$(234,037)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING	23,439,667	16,959,600

See accompanying condensed notes

.

ELGRANDE INTERNATIONAL, INC.
(Formerly Known as Elgrande.com, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(222,058)	$(233,790)
Adjustments to reconcile net loss
to net cash used by operating activities:
Services paid by issuance of common stock and options	-	2,423
Allowance for bad debts	1,172	1,774
Depreciation and amortization	2,737	9,386
Commitments and contingencies	1,464	12,699
Decrease (increase) in:
Accounts receivable	(3,998)	80,042
Prepaid expenses	(2,124)	(5,419)
Prepaid inventory	(21,819)	(3,419)
Inventory	50,434	6,602
GST tax refundable	279	33,992
Employee advance receivable	4,694	(4,763)
Increase (decrease) in:
Bank overdraft	18,565	-
Accrued interest	22,909	(37,277)
Accrued liabilities	44,164	(272,619)
Accounts payable	(18,953)	154,686
Net cash used in operating activities	(122,534)	(255,683)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	1,731	(1,715)
Purchase of property and equipment	-	2,440
Net cash used in investing activities	1,731	725

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans	99,463	280,613
Proceeds from loans, related party	78,364	-
Repayment of loans, related party	(32,609)	(55,727)
Net cash provided by financing activities	145,218	224,886

Net increase (decrease) in cash	24,415	(30,072)

Foreign currency translation gain (loss)	(21,877)	(247)

Cash, beginning of period	7,918	96,874
Cash, end of period	$10,456	$66,555

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$-	$5,258
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock and options	$-	$2,423

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

NOTE 5 - NOTES AND DEBENTURES PAYABLE

Short-term Notes

During the three months ended August 31, 2005, the Company's officers loaned the Company $78,364 to fund continuing operations. These funds are uncollateralized, due on demand and bear no interest. The Company repaid $32,609 in cash. The Company borrowed $99,463 from a private investor. These funds are uncollateralized and bear interest at 6% per annum.

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

NOTE 7 – INVESTMENT IN BISCAYNE BAY TRADING CORPORATION

On October 31, 2003 the Company and Biscayne Bay Trading Corporation (“Biscayne Bay”, a Florida corporation, entered into a merger agreement.  Biscayne Bay was created to market and sell leading home décor and office furnishing products throughout the southeast United States.  The merger became effective October 31, 2003 and Biscayne Bay ceased to exist.

The Company issued 35,000 shares of its common stock in exchange for the outstanding shares of Biscayne Bay which equated to the aggregate fair market value of approximately $8,000 of Biscayne Bay at the time of merger.  This investment has been subsequently impaired and has no value.

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

Subsequent to the merger, the Company deposited 2,000,000 shares of the Company's common stock with an escrow agent as security for its performance under the Biscayne Bay agreement. An additional 6,500,000 shares were placed in escrow during the year ended May 31, 2004. For the year ended May 31, 2004 the Company received $544,610 in cash for the issuance of debentures. The debentures were immediately converted to 7,189,089 shares of common stock.

These debentures bear an 8% interest rate, are convertible based on the lowest closing bid price on the day a conversion notice is received by the Company or on any of the prior 3 consecutive trading days  and are discounted 11.5%.  The discount of $80,154 has been recorded as interest expense since the debentures were immediately converted to common stock.

INTELLIGENT LIVING CORP.

(formerly Elgrande International, Inc.

FORM 10-QSB/A

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

For the quarter ended August 31, 2005, we had revenues of $163,942 versus $291,470 for the same period ending last year. This decrease in revenues is primarily due to a local container strike that delayed the receipt of our products from Germany and adversely affected our ability to fulfill orders to our customers. The container strike required that the Company utilize airfreight services to replace ocean freight services. This resulted in substantially higher freight-in charges. Further, to assist with cash flow, management elected to increase it’s sale of discontinued items which sell at discounted pricing. The Combination of increased airfreight and sales of discontinued items resulted in a substantial impairment to the Company’s gross margin through increased cost of sales and directly impacted gross profit.

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

INTELLIGENT LIVING CORP.

(formerly Elgrande International, Inc.

FORM 10-QSB/A

For the Quarterly period ended August 31, 2005

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

LIQUIDITY AND CAPITAL RESOURCES

TRENDS LIKELY TO HAVE A MATERIAL IMPACT ON SHORT & LONG TERM LIQUIDITY THE

SUCCESS OF THE WHOLESALE LINE

INTELLIGENT LIVING CORP.

(formerly Elgrande International, Inc.

FORM 10-QSB/A

For the Quarterly period ended August 31, 2005

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

UNCERTAINTIES LIKELY TO HAVE A MATERIAL IMPACT ON SHORT & LONG TERM LIQUIDITY

Uncertainties in the supply side and sales side of the marketplace can directly impact our revenue, expenses and liquidity. These uncertainties include, but are not limited to: foreign exchange fluctuations, labor and product shortages, labor disruptions, shipping disruptions, ongoing relationships with our suppliers, continued acceptance of the Company’s products within the Company’s market and cannot be quantified at this time.

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

INTELLIGENT LIVING CORP.

(formerly Elgrande International, Inc.

FORM 10-QSB/A

For the Quarterly period ended August 31, 2005

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

ITEM 3. CONTROLS AND PROCEDURES.

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

As of the close of the period covered by this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Principal Financial and Accounting Officer. Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and Principal Financial and Accounting Office about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation. Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in this Quarterly Report on Form 10-QSB and that all such information required to be disclosed is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

INTELLIGENT LIVING CORP.

(formerly Elgrande International, Inc.

FORM 10-QSB/A

For the Quarterly period ended August 31, 2005

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

INTELLIGENT LIVING CORP.

(formerly Elgrande International, Inc.

FORM 10-QSB/A

For the Quarterly period ended August 31, 2005

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT LIVING CORP.

By: /s/ Michael F. Holloran

-------------------------------------

Michael F. Holloran

President and Chief Executive Officer (Principal

Financial and Accounting Officer)

Dated:   July 17, 2008

15