Form 10QSB/A
period 2005-11-30
Intelligent Living Corp
filed 2008-07-17
CIK 1073362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2

to

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

January 16, 2005

Common stock, $ 0.001 par value

   35,012,479

Transitional Small Business Disclosure format (check one): Yes [ ] No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

AS A PART OF THE REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION OF THE COMPANY’S PAST FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934, WE ARE FILING THIS AMENDMENT NO. 2 TO OUR FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2005 (THE “2005 FORM 10-QSB”), AS WELL AS AMENDING OUR QUARTERLY REPORT FOR OUR FISCAL YEAR ENDED MAY 31, 2005 AND OUR QUARTERLY REPORTS FOR THE PERIODS ENDED AUGUST 31, 2005 AND FEBRUARY 29, 2008.  THIS AMENDMENT AMENDS  THE INFORMATION SET FORTH UNDER THE CAPTION “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION”  AND THE FORM OF CERTIFICATION OF OFFICER OF THE COMPANY OF THE 2005 FORM 10-QSB.  IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE 2005 FORM 10-QSB AS OF FEBRUARY 1, 2006, THE DATE ON WHICH AMENDMENT NO. 1 TO THE 2005 FORM 10-QSB WAS FILED, NO ATTEMPT HAS BEEN MADE IN THIS AMENDMENT TO MODIFY OR UPDATE DISCLOSURES EXCEPT AS DESCRIBED ABOVE.

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

Condensed Notes to Consolidated Interim Financial Statements

6

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

10

ITEM 3

CONTROLS AND PROCEDURES

14

PART II.

OTHER INFORMATION

15

Signatures

16

Certifications  (filed as attachment)

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ELGRANDE INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
	November 30,
	2005		May 31,
ASSETS	(Unaudited)		2005
CURRENT ASSETS
Cash	$27,690		$7,918
Accounts receivable	147,774		163,671
Inventory	116,538		256,898
Employee expense advances	4,774		2,884
GST tax refundable	12,904		6,999
TOTAL CURRENT ASSETS	309,680		438,370

PROPERTY AND EQUIPMENT, NET	1,716		1,950
OTHER ASSETS
Software, net	41,356		46,596
Deposits	31,722		33,062
TOTAL OTHER ASSETS	73,078		79,658

TOTAL ASSETS	$384,474		$519,978

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdraft	$44,867	$
Accounts payable	274,739		282,740
Accrued liabilities	319,246		240,759
Accrued interest	65,048		35,143
Debentures	35,000		35,000
Loans payable	869,554		766,590
Debentures and loans payable, related parties	314,016		249,839
TOTAL CURRENT LIABILITIES	1,922,470		1,610,071

LONG-TERM LIABILITIES
Accounts Payable	128,719		126,710

COMMITMENTS AND CONTINGENCIES	-		-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 500,000,000 shares authorized,
$.001 par value; 23,439,667 shares
issued and outstanding, respectively	23,439		23,439
Additional paid-in capital	9,270,157		9,270,157
Accumulated deficit	(10,929,280)		(10,513,395)
Accumulated other comprehensive income (loss)	(31,031)		2,996
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,666,715)		(1,216,803)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$384,474		$519,978

See accompanying condensed notes.

ELGRANDE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months		Three Months	Six Months	Six Months
	Ended		Ended	Ended	Ended
	November 30,		November 30,	November 30,	November 30,
	2005		2004	2005	2004
	(unaudited)		(unaudited)	(unaudited)	(unaudited)
REVENUES	$159,282		$344,011	$328,608	$635,481
	159,282		344,011	328,608	635,481

COST OF REVENUES	80,924		203,262	231,683	338,771
GROSS PROFIT (LOSS)	78,358		140,749	96,925	296,710

EXPENSES
Consulting fees	41,168		41,317	79,408	92,021
Selling expense	35,512		18,714	59,570	153,825
Salaries	73,282		121,592	169,394	292,011
Depreciation and amortization	2,737		24,018	5,474	33,404
Office and administration	88,024		14,024	181,885	42,151
TOTAL OPERATING EXPENSES	240,723		219,665	495,731	613,412

LOSS FROM OPERATIONS	(162,365)		(78,916)	(398,806)	(316,702)

OTHER INCOME (EXPENSE)
Interest income	28		5	51	8
Interest expense	(9,774)		(4,991)	(16,950)	(10,249)
Other income (expense)	-		-	(180)	-
TOTAL OTHER INCOME (EXPENSE)	(9,746)		(4,986)	(17,079)	(10,241)
NET LOSS	(172,111)		(83,902)	(415,885)	(326,943)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	(40,104)		208,130	(34,027)	208,377
COMPREHENSIVE LOSS	$(212,215)		$124,228	$(449,912)	$(118,566)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$	nil	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	30,612,479		17,054,295	28,266,776	17,027,281

See accompanying condensed notes.

ELGRANDE INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2005	2004
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(415,885)	$(326,943)
Adjustments to reconcile net loss
to net cash used by operating activities:
Services paid by issuance of common stock and options	-	9,741
Depreciation and amortization	5,474	33,404
Bad debt expense	-	1,774
Increase in:
Accounts receivable	15,897	4,915
Inventory	140,360	(64,910)
Employee advance receivable	(1,890)	352
Other assets	-	26,742
GST tax refundable	(5,905)
Accrued liabilities	78,487	(247,718)
Accrued interest	29,905	(23,883)
Accounts payable	(8,001)	94,406
Net cash used in operating activities	(161,558)	(492,120)

Cash flows from investing activities:
Deposits	1,340	(5,399)
Purchase of software	-	(106,350)
Net cash used in investing activities	1,340	(111,749)

Cash flows from financing activities:
Bank overdraft	44,867	-
Proceeds from loans	101,551	495,108
Proceeds from loans, related party	98,898	32,504
Repayment of loans, related party	(34,721)	(10,000)
Net cash provided by financing activities	210,595	517,612

Net increase (decrease) in cash	50,377	(86,257)

Foreign currency translation gain (loss)	(30,605)	9,685

Cash, beginning of period	7,918	96,874
Cash, end of period	$27,690	$20,302
	-
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$-	$4,423
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Services paid by issuance of stock and options	$-	$9,741
Warrants issued for financing fees	$-	$-
Stock issued for debt	$-	$-

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

NOTE 5 - NOTES AND DEBENTURES PAYABLE

Short-term Notes

During the six months ended November 30, 2005, the Company's officers loaned the Company $98,898 to fund continuing operations. The funds are uncollateralized, due on demand and bear no interest. The Company repaid $34,721 in cash. The Company borrowed $101,551 from a private investor. These funds are uncollateralized and bear interest at 6% per annum.

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

ELGRANDE INTERNATIONAL, INC.

FORM 10-QSB

For the Quarterly period ended November 30, 2005

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

ELGRANDE INTERNATIONAL, INC.

FORM 10-QSB

For the Quarterly period ended November 30, 2005

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

------------

------------

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

ELGRANDE INTERNATIONAL, INC.

FORM 10-QSB

For the Quarterly period ended November 30, 2005

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

ELGRANDE INTERNATIONAL, INC.

FORM 10-QSB

For the Quarterly period ended November 30, 2005

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

Our financing activities for the six months ended November 30, 2005 provided a net total of $210,595. Cash at the end of the period was $27,690.

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

ELGRANDE INTERNATIONAL, INC.

FORM 10-QSB

For the Quarterly period ended November 30, 2005

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

ELGRANDE INTERNATIONAL, INC.

FORM 10-QSB

For the Quarterly period ended November 30, 2005

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT LIVING CORP. (formerly Elgrande International, Inc.)

By: /s/ Michael F. Holloran

-------------------------------------

Michael F. Holloran

President and Chief Executive Officer (Principal

Accounting and Financial Officer)

Dated: July 17, 2008

14