Form 10QSB/A
period 2008-02-29
Intelligent Living Corp
filed 2008-07-17
CIK 1073362

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

AS A PART OF THE REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION OF THE COMPANY’S PAST FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934, WE ARE FILING THIS AMENDMENT TO OUR FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008 (THE “2008 FORM 10-QSB”), AS WELL AS AMENDING OUR QUARTERLY REPORT FOR OUR FISCAL YEAR ENDED MAY 31, 2005 AND OUR QUARTERLY REPORTS FOR THE PERIODS ENDED AUGUST 31 AND NOVEMBER 30, 2005.  THIS AMENDMENT AMENDS  THE FORM OF CERTIFICATION OF OFFICER OF THE COMPANY OF THE 2008 FORM 10-QSB.  IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE 2008 FORM 10-QSB AS OF APRIL 21, 2008, THE DATE ON WHICH THE 2008 FORM 10-QSB WAS FILED, NO ATTEMPT HAS BEEN MADE IN THIS AMENDMENT TO MODIFY OR UPDATE DISCLOSURES EXCEPT AS DESCRIBED ABOVE.

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

          and  February 28, 2007 (Unaudited)                                  6

          Condensed Notes to Consolidated Interim Financial Statements        7

ITEM  2   Management's  Discussion  and  Analysis  of

          Financial  Condition  and  Results  of  Operations                 17

ITEM  3   Controls and Procedures                                            20

PART II.  OTHER  INFORMATION                                                 21

SIGNATURES                                                                   23

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

	For the Nine Months Ended February 29/28,
(in thousands)	2008	2007
Gain (Loss) from continuing operations	$(82.5)	$(54.3)
Gain (Loss) from discontinued operations	(403.5)	(472.7)
Net gain (loss) income	$(486.0)	$(527.0)

Weighted average shares outstanding:	(486.0)
basic and dilutive	167,103,304	65,506,630
Effect of dilutive securities:
stock options	—	—
Convertible note	—	—
diluted	167,103,304	65,506,630

Gain (Loss) per share from continuing operations: basic and diluted	$(0.00)	$(0.00)
Gain (Loss) per share from discontinued operations: basic and diluted	$(0.00)	$(0.01)
Net (loss) income per share: basic and diluted	$(0.00)	$(0.01)

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

Dated:  July 17, 2008