Form 10KSB/A
period 2005-05-31
Intelligent Living Corp
filed 2008-07-18
CIK 1073362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2

to

FORM 10-KSB

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended May 31, 2005

 [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from                  to

INTELLIGENT LIVING CORP.

(Formerly Elgrande International, Inc.)

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

AS A PART OF THE REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION OF THE COMPANY’S PAST FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934, WE ARE FILING THIS AMENDMENT NO. 2 TO OUR FORM 10-KSB FOR THE YEAR ENDED MAY 31, 2005 (THE “2005 FORM 10-KSB”), AS WELL AS AMENDING OUR QUARTERLY REPORT FOR OUR FISCAL QUARTERS ENDED AUGUST 31, 2005, NOVEMBER 30 2005 AND FEBRUARY 29, 2008.  THIS AMENDMENT NO. 2 AMENDS  THE FINANCIAL STATEMENTS ORIGINALLY FILED AS A PART OF THE 2005 FORM 10-KSB TO INCLUDE THE AMENDED FINANCIAL STATEMENTS FOR OUR FISCAL YEAR ENDED MAY 31, 2005, AND THE RELATED REPORTS OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS, AS WELL AS THE INFORMATION SET FORTH UNDER THE CAPTIONS  “MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS—RECENT SALES OF UNREGISTERED SECURITIES”, “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION”,  “CONTROLS AND PROCEDURES”,  “DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT”, AND “EXHIBITS”, AND THE FORM OF SIGNATURES AND CERTIFICATIONS OF OFFICERS AND DIRECTORS OF THE COMPANY, OF THE 2005 FORM 10-KSB, AS PREVIOUSLY AMENDED.  IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE 2005 FORM 10-KSB AS OF SEPTEMBER 6, 2005, THE DATE ON WHICH AMENDMENT NO. 1 TO THE 2005 FORM 10-KSB WAS FILED, NO ATTEMPT HAS BEEN MADE IN THIS AMENDMENT NO. 2 TO MODIFY OR UPDATE DISCLOSURES EXCEPT AS DESCRIBED ABOVE.

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

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

Intelligent Living Corp. (formerly known as Elgrande International, Inc.) ("Elgrande", the "Company", "we" or "us") was incorporated in April 1998 under the laws of the State of Nevada. Through the year ended May 31, 2001, the Company was primarily involved in developing on-line transaction software and on-line marketing and sales of books, software, audio and video media, and computer games. In June, 1999 the Company began selling books, media and computer hardware and software direct to consumers through the Elgrande.com web site. This web site was subsequently terminated and replaced with the Company’s Shopengine.net web site in November of 2001. The Shopengine.net web site sold handcrafted products from international artists and craftsmen direct to consumers.

The Shopengine.net web site was terminated in May 2002 as planning began for the Company’s giftware and home décor wholesale operations. During the year ended May 31, 2003, the Company completed its change of focus to sourcing, manufacturing, importing and distributing European designed giftware and home decor products.

To accelerate entry into the wholesale sector and assist in financing, the Company acquired Biscayne Bay Trading Corporation of Miami Florida in November 2003 and entered into an inventory support agreement with Walther Glas GmbH & Co KG of Bad Driburg Germany (supplier of the Company’s primary product “Love Plates”) in October 2004.

Elgrande International, Inc. specializes in designing, sourcing, importing, marketing and distributing products for the North American giftware, and home décor sectors. The Company sources product from small and mid-sized European based “export ready” manufacturers and sells to independent retailers, designers and key accounts. Sales are made through the Company’s trade name European Sources Direct (ESD).

In addition to representing established product lines Elgrande actively works with artists and manufacturers to design and produce limited edition products for sale through ESD’s customer base. Elgrande currently represents products produced by Walther-Glas (Germany), Almas d’Areosa Ceramicas (Portugal). Elgrande is also working with Honza Galek a master glassblower in the Czech Republic to produce a line of limited edition glasses designed by Ginger Kelly and marketed under the name Ginger Kelly Glassware. Ginger Kelly is a well known US glass artist. The Company’s products are presented on-line at www.EuropeanSourcesDirect.com.

The Company accesses the North American market through presentations at trade shows, customer direct sales and through independent sales agencies in selected cities across North America. Orders are received by phone, fax or through tradeshow activities. No sales are currently made by the Company directly through on-line commerce. The Company is working with sales agencies located in Atlanta, Chicago, Dallas, Annapolis, Los Angeles, San Francisco, and Rhode Island.  The Company’s products are displayed in sales agency showrooms in Atlanta, Chicago, Dallas, Los Angeles, NYC, and San Francisco. The Company’s offices and warehouse are located in Vancouver, British Columbia, Canada.

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

Our future revenues are unpredictable.

As a result of our limited operating history and the emerging nature of the markets in which we compete, we are unable to accurately forecast revenues.  Our current and future expense levels are based largely on our investment plans. Operating results will, to a large measure, depend on the volume and timing of orders the ability to support orders. We will be substantially dependent on raising equity capital for the foreseeable future and, without access to additional equity capital, we may be forced to cease business operations.

Our systems may fail.

Our success depends on the efficient and uninterrupted operation of our computer based inventory and customer management systems and third party communications systems. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events.

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

There are inherent risks of conducting business internationally. Language barriers, foreign laws and customs, import and export duties, and fluctuating foreign exchange rates all have a potential negative effect on our ability to transact business with citizens of foreign countries. We may be subject to the jurisdiction of the government and/or private litigants in foreign countries where we transact business, and we may be forced to expend funds to contest legal matters in those countries in disputes with those governments or with customers or suppliers.

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

EMPLOYEES

We currently have a staff of eleven consisting of nine employees: one Controller, two sales staff, four administrative clerks, one warehouse handlers, one database manager; and two consultants, consisting of the President and the warehouse consultant.

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

	A	B	C
Plan category	Number of	Weighted-average	Number of
	securities to be	exercise price of	securities
	issued upon	outstanding	remaining
	exercise of	options, warrants	available for
	outstanding	and rights	future issuance
	options, warrants		under equity
	and rights		compensation plans

Equity	NA	NA	NA
compensation plans
approved by
security holders

Equity	2,521,000	$0.83	4,674,172
compensation plans
not approved by
security holders

Total	2,521,000	$0.83	4,674,172

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

If we indicate in the following table that we relied on Section 4(2) of the Securities Act, we relied on the following factors in determining the availability of the exemption: (a) the issuance was an isolated private transaction by us which did not involve a public offering; (b) there were only a very limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the stock; (d) the stock was not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offerees and us.

If we indicate in the following table that we relied on Regulation S, (a) the subscriber was neither a U.S. person nor acquiring the shares for the account or benefit of any U.S. person, (b) the subscriber agreed not to offer or sell the shares (including any pre-arrangement for a purchase by a U.S. person or other person in the U.S.) directly or indirectly, in the United States or to any natural person who is a resident of the United States or to any other U.S. person as defined in Regulation S unless registered under the Securities Act and all applicable state laws or an exemption from the registration requirements of the Securities Act and similar state laws is available, (c) the subscriber made his, her or its subscription from the subscriber's residence or offices at an address outside of the U.S. and (d) the subscriber or the subscriber's advisor has such knowledge and experience in financial and business matters that the subscriber is capable of evaluating the merits and risks of, and protecting his interests in connection with an investment in the Company.

If we indicate in the following table that we relied on Regulation D, we relied upon Rule 506 and (a) the subscriber was an Accredited Investor (as defined in Regulation D), (b) the subscriber invested in the Company for his own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (c) the subscriber agreed not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (d) the subscriber represented that he had knowledge and experience in financial and business matters such that he is capable of evaluating the merits and risks of an investment in the Company, (e) the subscriber had access to all documents, records, and books of the Company pertaining to the investment and was provided the opportunity ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which the Company possessed or was able to acquire without unreasonable effort and expense, and (f) the subscriber had no need for the liquidity in his investment in the Company and could afford the complete loss of the investment.

				Number of
				Shares	Expiration
			Purchase or	Purchased or	Date
			Exercise Price	Purchasable	(WTS) or
	Date of	Type of	(USD	Upon Exercise	Due date
Name	Issue	Security[1]	Per Share)	or Conversion	(DEB)	Exemption[2]

Maureen. Morford	2/02	CS	0.026	357,692		S
Maureen Morford	4/02	CS	0.06	66,666		S
D P Martin & Assoc	3/02	CS	0.070	1,000,000		506
S. Jackson	3/02	CS	0.045	1,111,111		S
Charles Van Musscher	4/02	CS	0.040	250,000		S
Jennifer Morford	5/02	CS	0.0253	84,615		S
Stockreporter Ltd.	5/02	CS	0.060	650,000		S
Ernest Perich	5/02	CS	0.065	461,538		4(2)
Maureen Morford	7/02	CS	0.032	424,358		S
Carol Murphy	8/03	CS	0.0414	74,517		S
Robert Issac	8/03	CS	0.0414	74,517		S
T. Simons	9/03	CS	0.38	2,282,486		S
Dataway Systems	9/03	CS	0.30	31,400		S
S. Jackson	9/03	CS	0.30	167,000		S
M. Holloran	9/03	CS	0.18	1,014,616		S
Fisherman’s Wharf
Market	9/03	CS	0.30	83,333		S
C. Goddard	9/03	CS	0.30	25,000		506
Nicholas Moore	12/03	CS	0.50	35,000		4(2)
Maggie Ramsay	12/03	CS	0.20	11,344		S
Miggs Consulting	12/03	CS	0.40	8,066		S
Glen Boehm	12/03	CS	0.22	29,162		S
T. Simons	1/04	CS	0.30	947,917		S
Perich & Partners	1/04	CS	0.22	45,813		4(2)
T. Simons	2/04	CS	0.28	681,101		S
M. Holloran	2/04	CS	0.23	83,912		S
G. Madeya	3/04	CS	0.10	100,000		506

M. Langert	3/04	CS	0.10	100,000		506
Nicholas, Moore &
Associates	9/04	CS	0.06	122,000		4(2)
R. Somerville	1/05	CS	0.07	27,935		S

V. Davidson	2/02	DEB		500,000	Feb, 2005	S
M. Holloran	9/02	DEB		830,414	Sept, 2004	S
M. Holloran	11/03	DEB		2,310,871	Jun, 2005	S

______________________________________________________________________________________

(1) CS – Common Stock, DEB - Debenture

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

For the year ended May 31, 2005, we had revenues of $1,040,306 versus $1,080,907 for the same period ending last year. These revenues are primarily due to Elgrande's inaugural product-line, the “Love Plates” from Walther Glas. Revenue for the year ending May 31, 2005 has decreased by approximately 4% compared to the same period in the prior year. This has been due largely to production start-up delays with the Ginger Kelly glassware line in the Czech Republic and to the Company’s limited liquidity which has delayed the purchasing of inventory required for to fulfill pending sales (pending sales are orders booked but not yet shipped).  Our purchasing supply chain has a time delay of approximately 3 months between recognition of the need for product, ordering, manufacturing, shipping and delivery to customers. Terms of payment are FOB the supplier’s warehouses or net 30 from the shipment date. There are no practical solutions available to shortening the supply chain time delay or improving payment terms. As a result, our limited liquidity has a direct impact on our ability to obtain inventory and supply customers in a timely manner. We have implemented a customer resource management system to better anticipate inventory requirements and sales trends; however, our limited liquidity and the length of our supply chain remain limiting factors. Limited liquidity also negatively impacts our ability to expand inventory and diversify the range of products offered to our customers. Until and unless we are successful in addressing short term liquidity our ability to respond to customer demand and convert demand into revenue will remain.

Gross Profit for the year ending May 31, 2005 was $370,445 versus $367,397 as at May 31, 2004. The current gross profit of 35.6 percent of revenue is due entirely to the Company’s wholesale activity. The net loss for the year ending May 31, 2005 was $936,000 versus $1,231,777 for the prior year. We generated negative cash flow from operating activities for the period from inception (April 8, 1998) through May 31, 2005.

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

Office and Administration

Office and administration costs were lower by 46% in the year ended May 31, 2005 compared to 2004.  Investor relations expenses were severely cut back during the year leading to a large drop in costs.  In the year ended 2004, we incurred several non-recurring expenses such as the specialized manufacturing of crates for efficient trade show transportation and infrastructure set up costs for our warehouse facilities.

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

LIQUIDITY AND CAPITAL RESOURCES

Trends Likely to Have a Material Impact on Short & Long Term Liquidity the Success of the Wholesale Line

In the previous two fiscal years, we established relationships with wholesale sales agencies and independent sales representatives in the North American giftware and home décor market and we secured distribution rights and equity investment in the form of inventory credits from Walther-Glas the supplier who provides the majority of products in our product line. Having established North American sales representation, the strength of our existing product lines, the potential to diversify the current range of products using existing manufacturing, and the opportunity to increase sales to existing customers, Management believes that there is the potential for revenues to increase positioning the Company to be cash flow positive, self-sustaining and ultimately, profitable.

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

There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us. Our ability to demonstrate a consistent trend towards achieving positive cash flow and profitable quarters may have a beneficial effect on liquidity and our ability to secure external capital.

Investing Activities

Investing activities for the period from inception through May 31, 2005 consisted primarily of the purchase of inventory, property and equipment and soft costs associated with the development of our wholesale activities and supporting infrastructure.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others.  To date, we raised approximately $7 million from the sale of common stock and have borrowed approximately $2 million from investors and shareholders.  As at May 31, 2005, approximately $766,590 remains as debt.  Funds from these sources have been used as working capital to fund the on-going development of our wholesale division. Our Board and management remain focused on carefully examining ways and means of continuing to move ahead.

By August 2003, it had become clear that capital restructuring  was  a necessary  step  to  allow  the  expansion  of  its product base, to sign larger customers, to improve its due diligence profile with  key account customers and suppliers, and to conclude negotiations for the funding  necessary  to  support and grow the business. Upon reviewing these facts and on the advice of counsel, the Board decided that it was in our long-term best interest and the best interests of our shareholders to effectuate a change in our capital structure, and thereby provide us with a more stable base to build upon. In August 2003 we affected a 10 for 1 reverse split of our common stock.

On October 3, 2003, we entered into a merger agreement with Biscayne Bay Trading Corporation (‘Biscayne Bay”), a Florida corporation.  Biscayne Bay was created to market and sell leading home décor and office furnishing products throughout the southeast United States.  The merger became effective October 30, 2003 after which Biscayne Bay ceased to exist.

We issued 35,000 shares of our common stock in exchange for the outstanding shares of Biscayne Bay which equated the aggregate fair market value of approximately $8,000 of Biscayne Bay at the time of merger.  As part of the merger agreement with Biscayne Bay the rights and obligations of Biscayne Bay under a debenture agreement were assigned to us, so that we would receive any subsequent funding under the debenture agreement.  Under the Agreement, we have exercised $697,000 in convertible debentures.

Our financing activities for the year ended May 31, 2005 provided a net total of $770,297.  Cash at the end of the period was $7,918. As of August 26, 2005, we had cash of $5,000.

The timing and amount of future capital requirements will depend on the demand for the Company's products and services, and the availability of expansion opportunities through added products, geographical presence, strategic affiliations and other business relationships.

PLAN OF OPERATION

Elgrande International, Inc.  ("Elgrande", the "Company", "we" or "us") specializes in designing, sourcing, importing, marketing and distributing products for the North American giftware, and home décor sectors. The Company sources product from small and mid-sized European based “export ready” manufacturers and sells to independent retailers, designers and key accounts. Sales are made through the Company’s trade name European Sources Direct (ESD).

The current principal country of supply is Germany and the principal currency for pricing inventory purchases is the Euro. We have negotiated a currency accommodation with our principal supplier that provides some protection from currency fluctuations and a reduction of exposure to foreign currency fluctuations between the Euro and US dollars.

Until such time we are able to diversify our source of supply and range of product, interruptions in manufacturing capacity and/or supply side logistics will have a negative impact on operations, as would a major reduction in consumer demand for our products or loss of a supplier. Because of our dependence on surface transportation for both the import of inventory and the delivery of product to customers we are exposed to the potential for labor disputes to disrupt our flow of product and to changes in the price for transportation as a result of oil and gas price changes or general increases in the cost of service.

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

We realized negative cash flow of $774,621 from operating activities for the twelve months ending May 31, 2005 compared to negative cash flow of $835,544 from operating activities for the year ended May 31, 2004.

Management estimates that an additional $800,000 in working capital will be required to continue the Company’s operations and sustain development through the next fiscal year. Management is actively seeking a combination of equity and debt investment to achieve the required financial support. Collection of accounts receivable and sale of prepaid inventory is estimated to be sufficient to sustain the current level of operations over the first 4 months of the coming fiscal year.

OFF BALANCE-SHEET ARRANGEMENTS

During the year ended May 31, 2005, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

ITEM 7.   FINANCIAL  STATEMENTS

Financial statements for the year ended May 31, 2004 were audited and approved by Williams & Webster, P.S. Certified Public Accountants Spokane Washington.

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

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

July 19, 2004

Financial statements for the year ended May 31, 2005 were audited and approved by Chisholm Bierwolf & Nilson, LLC Certified Public Accountants, Bountiful, Utah.

Chisholm
Bierwolf
&
Nilson, LLC Certified Public Accountants

Todd D. Chisholm, Audit Partner
Nephi J. Bierwolf, Tax Partner
Troy F. Nilson, Audit Partner

533 West 2600 South, Suite 25 • Bountiful, Utah 84010 • Phone (801) 292-8756 • Fax (801) 292-8809 • www.cbncpa.com

The Board of Directors
Elgrande International, Inc. and Subsidiaries
San Diego, California

We conducted our audit in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit, is dependent on financing to continue operations, and has suffered recurring losses to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Chisholm, Bierwolf & Nilson

Chisholm Bierwolf & Nilson, LLC
Bountiful, Utah
August 4, 2006

Member of AICPA, UACPA & Registered with PCAOB

ELGRANDE INTERNATIONAL, INC.
(Formerly known as Elgrande.com, Inc.)
CONSOLIDATED BALANCE SHEETS
	May 31,	May 31,
ASSETS	2005	2004
CURRENT ASSETS
Cash	$7,918	$96,874
Accounts receivable	163,671	198,195
Prepaid inventory	-	7,845
Inventory	256,898	293,714
Employee expense advances	2,884	2,365
GST tax refundable	6,999	33,992
TOTAL CURRENT ASSETS	438,370	632,985
PROPERTY AND EQUIPMENT, NET	1,950	22,769
OTHER ASSETS
Software, net	46,596	48,457
Deposits	33,062	31,421
TOTAL OTHER ASSETS	79,658	79,878
TOTAL ASSETS	$519,978	$735,632

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$282,740	$222,010
Accrued liabilities	240,759	791,473
Accrued interest	35,142	37,277
Debentures	35,000	55,727
Loans payable	766,590	18,359
Debentures and loans payable, related parties	249,839	178,262
TOTAL CURRENT LIABILITIES	1,610,070	1,303,108

LONG-TERM LIABILITIES
Accounts payable	126,710	170,992

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 500,000,000 shares authorized,
$.001 par value; 23,439,667 and 16,959,600 shares
issued and outstanding, respectively	23,439	16,959
Additional paid-in capital	9,270,158	8,831,216
Accumulated deficit	(10,513,395)	(9,577,395)
Accumulated other comprehensive income (loss)	2,996	(9,248)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,216,802)	(738,468)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$519,978	$735,632

The accompanying notes are an integral part of these financial statements

.

ELGRANDE INTERNATIONAL, INC.
(Formerly known as Elgrande.com, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Year Ended May 31,	Year Ended May 31,
	2005	2004
REVENUES	$1,040,306	$1,080,907

COST OF REVENUES	669,861	713,510

GROSS PROFIT	370,445	367,397

EXPENSES
Consulting fees	168,018	149,891
Legal and professional fees	103,116	87,944
Salaries	428,976	492,684
Depreciation and amortization	28,962	99,241
Office and administration	123,107	316,655
Travel and entertainment	37,309	89,475
Selling expense	270,410	384,012
Rent	79,969	69,808
Foreign exchange transactions (gain) loss	10,650	11,937
TOTAL OPERATING EXPENSES	1,250,517	1,701,647

LOSS FROM OPERATIONS	(880,072)	(1,334,250)

OTHER INCOME (EXPENSE)
Debt forgiveness	29,777	236,770
Interest income	38	77
Interest expense	(85,743)	(134,374)
TOTAL OTHER INCOME (EXPENSE)	(55,928)	102,473

NET LOSS	(936,000)	(1,231,777)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain (loss)	12,244	(3,253)
COMPREHENSIVE LOSS	$(923,756)	$(1,235,030)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.05)	$(0.12)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	17,675,422	10,500,640

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

ELGRANDE INTERNATIONAL, INC.
(Formerly known as Elgrande.com, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOW
	Year Ended May 31,	Year Ended May 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(936,000)	$(1,231,777)
Adjustments to reconcile net loss
to net cash used by operating activities:
Services paid by issuance of common stock	9,743	37,332
Compensation paid by issuance of common stock	7,134	-
Stock issued for interest expense	9,123	-
Depreciation	20,819	22,086
Amortization	8,143	77,155
Forgiveness of debt	(29,777)	(236,770)
Decrease (increase) in:
Accounts receivable	34,524	(104,277)
Prepaid expenses	7,845	5,987
Prepaid inventory	-	54,244
Inventory	36,816	(258,376)
Other assets	26,993	(19,912)
Accrued liabilities	(70,068)	649,879
Accounts payable	46,225	139,386
Commitments and contingencies	24,596	(3,548)
Increase (decrease) in:
Employee advance receivable	(519)	5,055
Accrued interest	29,782	27,992
Net cash used in operating activities	(774,621)	(835,544)
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	(1,641)	(19,973)
Software acquisition	(54,740)	(48,457)
Purchase of property and equipment	-	(27,193)
Net cash used in investing activities	(56,381)	(95,623)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans, related party	142,837	244,834
Repayment of loans, related party	(137,167)	(106,545)
Proceeds from loans	752,108	357,748
Repayment of loans	(18,359)	(29,956)
Issuance of common stock for cash	-	544,610
Net cash provided by financing activities	739,419	1,010,691
Net increase (decrease) in cash	(91,583)	79,524
Foreign currency translation gain (loss)	2,627	(3,252)

Cash, beginning of period	96,874	20,602
Cash, end of period	$7,918	$96,874

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$16,410	$18,828
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued liabilities paid with stock	$400,000	$240,760
Common stock issued for debt and interest	$19,421	$1,423,845
Services paid by issuance of stock and options	$9,743	$$37,332

The accompanying notes are an integral part of these financial statements.

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

During the year ended May 31, 2003, the Company completed its change of focus to sourcing, manufacturing, importing and distributing European designed giftware and home products. The Company is doing business under the trade name “European Sources Direct”.

The Company maintains an office in Vancouver, British Columbia, Canada. The Company imports and warehouses inventory in Vancouver for sale to customers across North America. The Company  and its operating subsidiary have common management and management structure, does not manage or distinguish its markets, products and activities based on geography, political boundaries or currency. Accordingly, management believes the Company operates with one segment as defined by SFAS 131.

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

At May 31, 2005, management and the Company’s auditors believe that the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings per Share

The Company has adopted Statement of Financial Accounting Standards Statement  No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of common shares outstanding.  Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive under the Company’s current and historical record of Net and Comprehensive Loss.

As at May 31, 2004, the Company had outstanding convertible debenture debt of $234,019 which is included in debentures and related party loans payable and is considered to be antidilutive under the Company’s then current and historical record of Net and Comprehensive Loss. As at May 31, 2005, the Company had outstanding convertible debenture debt of $185,762, convertible notes of $455,862 and un-issued equity of $289,246, which are included in debentures, loans and related party loans payable and are considered to be antidilutive under the Company’s current and historical record of Net and Comprehensive Loss. Potential dilution stock equivalents as at May 31, 2004 was 3,324,043 shares of common stock and at May 31, 2005 was 26,710,129 shares of common stock

Fair Value of Financial Instruments

The carrying amounts for cash, deposits, prepaid expenses, receivables, accounts payable, loans payable, accrued liabilities, and convertible debt approximate their fair value.

Foreign Currency Translation Gains/Losses

The Company has adopted Financial Accounting Standard No. 52.  Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date.  Gains or losses are included in income for the year, except gains or losses relating to long-term debt, which are deferred and amortized over the remaining term of the debt. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. All debt instruments are classified as current and no amortization has been recorded.

Assets and liabilities of the Company’s foreign operations are translated into U.S. Dollars at the period-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders’ equity. Realized gains and losses from foreign currency transactions are reflected in the Company’s results of operation.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, at May 31, 2005 the Company has an accumulated deficit of $10,513,395, and current liabilities in excess of current assets by $1,171,701.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

An estimated $800,000 in cash is believed necessary to continue the Company’s operations and increase development through the next fiscal year.  The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.  Management intends to seek new capital from new equity securities issuances to provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property and equipment for purposes of computing depreciation are three to seven years. The following is a summary of property, equipment, and accumulated depreciation:

	May 31, 2005	May 31, 2004
Computer hardware	$109,740	$109,740
Furniture and fixtures	78,016	78,016
Subtotal	187,756	187,756
Less accumulated depreciation	(185,806)	(164,987)
Property and equipment - net	$1,950	$22,769

Depreciation expense for the year ended May 31, 2005 and 2004 was $20,819 and $22,086, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 – INTANGIBLE ASSETS

The Company adopted SOP 98-1 as amplified by EITF 00-2, “Accounting for Web Site Development Costs.”  In accordance with the adoption, the Company capitalized $545,645 in web site development costs, which is the contractual cost of data base software purchased from an independent software supplier.  No portion of this software was internally developed and, accordingly, there are no internal costs associated with this software which were charged to research and development.  Consistent with SOP 98-1, the costs of this software—which was purchased solely for internal use and will not be marketed externally—have been capitalized. Capitalized costs are amortized on the straight line basis over five years.  Amortization expense for the years ended May 31 2004 was $77,155.  At May 31, 2004, this software was fully amortized.

At May 31, 2005, the Company has capitalized an additional $54,740 for the development of an Enterprise Resource Planning (ERP) system designed to integrate all departments and functions across the Company into a single computer system database, thereby allowing various departments to share information.  Amortization expense for the year ended May 31, 2005 was $8,143.  The Company amortizes this system using the straight line method over three years.

NOTE 5 – COMMON STOCK AND WARRANTS

During the year ended May 31, 2005, the Company issued 6,205,799 shares of common stock in payment of debt and interest of $428,544; 136,143 shares of common stock for services valued at $9,743 and 138,125 shares of common stock for compensation valued at $7,134.

During the year ended May 31, 2004, the Company issued 4,354,181 shares of common stock in payment of debt and interest of $1,371,345; 1,480,489 shares of common stock for payment of accrued expenses of $240,760; 308,333 shares of common stock for the conversion of debentures of $42,500 and 122,184 shares of common stock for services valued at $37,332.  In addition, the Company rescinded 35,000 share of common stock from a former employee.  The Company issued 7,189,089 shares of common stock for $544,610 cash net of issuance costs of $233,386.

During the year ended May 31, 2004, 2,222,343 warrants valued at $307,367 and 1,119,000 options valued at $228,172 expired

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

NOTE 7 – RELATED PARTIES

During the year ended May 31, 2005, one of the Company’s officers loaned the Company $142,837, which is uncollateralized, due on demand and bears no interest.  The Company repaid $109,677 of loan principal, $27,500 of debenture principal and $16,410 of accrued interest to its officer in cash during 2005.

During the year ended May 31, 2004, the Company combined $3,500 of accrued liabilities with a short term loan of $158,262 and issued a 12% convertible debenture to one of its officers in the amount of $161,762.  This debenture is convertible on or before the maturity date of 1 June, 2006 at the per share value determined as the average closing price for the five (5) trading days immediately prior to the conversion date. There are no other stated terms of conversion and repayment. In addition, this same officer loaned the Company $86,572. This amount was added to the existing $103,586 short term note which is uncollateralized, due on demand and bears no interest.  The Company repaid the short term note $106,545 in cash and $88,000 in stock and paid $12,030 of accrued debenture interest in cash during 2004. See Note 5, and Note 10.

Certain consultants who received common stock under the Company’s non-qualified stock option plan are related to the Company’s directors and stockholders.  Of the 850,000 shares issued to consultants in 1999, 187,500 shares were issued to family members of directors who provided services to the Company.  See Note 6.

During the years ending May 31, 2005 and 2004, the Company paid in cash its officers and directors $9,720 and $18,660, respectively, in consulting fees.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company rented office space in Vancouver, B.C., Canada for $2,925 per month under a lease which was effective from January 1, 2002 to July 30, 2003.  The Company signed a new five-year lease for different warehouse and office space in Vancouver, B.C. beginning August 1, 2003.  The rent for the first two years of the current lease is approximately $3,500 per month, for the next two years is approximately $3,600 per month, and for the final year is approximately $3,900 per month.

 Effective August 1, 2006 the Company can terminate the lease with 6 months notice and management intends to exercise this right. Lease payments are charged as an expense as payments become due. Future minimum lease payments under this operating lease at May 31, 2005 for each of the next two years up to the termination date are:

2006 –[ minimum 12mo]	$42,950
2007 –[ minimum 3 mo]	$32,708

Commitments

In July 2003, the Company agreed to sell up to $600,000 of common stock to Walther-Glas payment to be in the form of $400,000 in inventory credit plus $200,000 cash. There were no other considerations. The inventory credit was calculated as the number of items of inventory received times the prevailing purchase price of each item as set from time-to-time by Walther-Glas to a maximum of $400,000. The inventory was received by the Company during the period October 2003 through May 2004. The expense was recorded as an adjustment to accrued liabilities as inventory was received. The number of shares to be issued was based on the fair market value per share average over the six month period ended April 2005. The number of shares to be issued for the additional $200,000 of equity, if placed, is based on $0.10 per share equal to 1.5 times the fair market price per share determined for the $400,000 of inventory credits. The accrued liability of $400,000 plus accrued interest of $28,544 was converted to 6,026,299 shares of common stock in the year ended May 31, 2005 (see Note 5 and Exhibit 10.16).

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

NOTE 10 – NOTES AND DEBENTURES PAYABLE

During the years ended May 31, 2001 and 2002 the Company issued 12%, subordinated convertible debentures for a total of $172,042, of which $32,030 was to related parties. The debentures matured on various dates beginning January 1, 2002 through May 2002 and paid simple interest quarterly.  During the year ended May 31, 2002, all debenture holders signed an agreement to extend the terms of their debentures for one year.  During the year ended May 31, 2003, $11,135 was repaid in cash. Subsequent to May 31, 2003, the Company negotiated the extension of all the debentures outstanding.

During the year ended May 31, 2004, a subordinated convertible debenture in the amount of $161,762 was issued to a related party, $86,572 in related party short term loans were received, $106,545 of related party short term loans were repaid in cash, $12,030 of accrued debenture interest was paid in cash to a related party and stock valued at 88,000 was issued for repayment of related party loans (See Note 7). $71,691 of third party debentures and accrued interest was paid with stock. Third party loans of $357,748 (unsecured with a 12% rate of interest, convertible into common stock at fair market price) were received, $29,956 of third party debt, of which $14,574 was accrued interest, was repaid in cash, and stock valued at $1,254,154 was issued at fair market value for repayment of third party debt.

During the year ended May 31, 2005 the Company secured an additional $142,837 in related party short term loans (non interest bearing, convertible into common stock at fair market value per share), and repaid in cash $153,577 of related party debt and interest [$109,667 of short term note principal, $27,500 of debenture principal and $16,410 of accrued interest].

During the year ended May 31, 2005 the Company borrowed $7,000 from a private investor, due on demand, no interest. Another private investor made loans to the Company in the aggregate amount of $745,108. The $745,108 loans have an interest rate of 8% per annum and $455,862 is collateralized by the Company’s inventory and accounts receivable and convertible in whole or in part, at the note holder’s sole discretion, at a fixed rate per share into a maximum of 9,000,000 shares of common stock.

At May 31, 2005, the Company accrued interest of $8,560 on the $745,108 principal. In addition, the Company repaid third party loan balances of $18,359 in cash and $19,421 of third party debentures and accrued interest in shares of common stock.

Holders of the above noted subordinated convertible debentures may, at any time during the term of the debenture, elect to convert outstanding debenture principal in whole or in part into fully paid restricted shares of common stock. The price at which shares of common stock shall be delivered upon conversion (conversion price) is specified as the average of the 5 days closing prices prior to the date of conversion.

As at May 31, 2004 and 2005 the Company was in compliance with its debt covenants.

NOTE 11 – MERGER AGREEMENT

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

NOTE 13 – SUBSEQUENT EVENTS

In June 2005, the Company issued a warrant to Walther-Glas for 2,000,000 shares of common stock. The warrant is exercisable at any time up to October 10, 2007 at $0.10 per share. The fair market value of these warrants is approximately $43,000.

ITEM 8.   CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 8A.   CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and that all such information required to be disclosed is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

As of the end of the period covered by this report, the Company’s Chief Executive and Principal Financial Officer evaluated, with the participation of Company’s management, the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, which disclosed no significant deficiencies or material weaknesses, the Company’s Chief Executive and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the Company’s most recent fiscal year, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B.   OTHER INFORMATION.

Not applicable

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

MURAT ERBATUR, DIRECTOR

Murat F. Erbatur was appointed a director effective January 2004.  He founded and is currently President and CEO of MCM Integrated Technologies Ltd and ScanTech Imaging Corp. MCM is a leading providers of information technology products and services within the Greater Vancouver and lower mainland of British Columbia. ScanTech Imaging Corp. is a market leader in fillable and linkable forms for the Canadian mutual fund industry. Mr. Erbatur has held these positions for the past 10 years and 8 years respectively. Mr. Erbatur has spent most of his 32-year professional career in computers and their applications in technical and business environments. His career includes 11 years with Swan Wooster Engineering, three years as Vice President of Engineering Software Development Corp, two years as Director of Marketing with REBIS Industrial Work Group Software and six years with Simons International as Manager, Computer Applications.  Mr. Erbatur received a B.Sc. degree in Civil Engineering from Robert College (Istanbul, Turkey) in 1972 and a Masters degree in Engineering from University of British Columbia in 1973.

Our directors are elected by the stockholders and our officers are appointed by our board of directors. Our officers hold office until their successors are elected and qualified. Vacancies in our board are filled by the board itself.  There are currently two vacancies on our board of directors.

We currently do not have a formal audit committee separate from the board of directors. All financial information is reviewed by the collective senior management and board of directors of the Company. It is the goal of the Company to establish a formal audit committee to include an independent “financial expert” member as defined in the rules of the Securities and Exchange Commission.  However, our efforts-to-date to include an independent expert have been significantly impaired by the  small size of the Company and its limited ability to attract and secure participation of an independent “financial expert”.

We are continuing to review proposed corporate code of conduct, which would provide for internal procedures concerning the reporting and disclosure of corporate matters that are material to our business and to our stockholders.  The corporate code of conduct would include a code of ethics for our officers and employees as to workplace conduct, dealings with customers, compliance with laws, improper payments, conflicts of interest, insider trading, company confidential information, and behavior with honesty and integrity.

Corporate Code of Conduct

We are reviewing a proposed corporate code of conduct, which would provide for internal procedures concerning the reporting and disclosure of corporate matters that are material to our business and to our stockholders. The corporate code of conduct  would  include a code of ethics for our  officers  and  employees as to workplace  conduct,  dealings with  customers,  compliance  with laws,  improper payments,   conflicts  of  interest,  insider  trading,   company  confidential information, and behavior with honesty and integrity.  We expect our management and legal review of the proposed code of conduct to be completed shortly.

There are no family relationships between any of our executive officers and/or directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We believe that during the fiscal year ended May 31, 2005, Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were satisfied.

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form

Michael F. Holloran, President & CEO	0	0	0
Murat Erbatur Director	0	0	0
Thomas A. Simons	0	0	0

ITEM 10.   EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual compensation for services in all capacities to us for the years ended May 31, 2005 and May 31, 2004:

SUMMARY COMPENSATION TABLE

Long-term Compensation
Annual Compensation					Awards		Payouts
a	b	c	d	e	f	g	h	i
Name						Securities
And				Other	Restricted	Underlying
Principal				Annual	Stock	Options/	LTIP	All Other
Position	Year	Salary($)	Bonus($)	Comp.($)	Awards($)	SARs(#)	Payouts($)	Comp. ($)
Michael F. Holloran(1)	2005	$9,720	$0	$0	$0	-0-	$0	$0
President and Director	2004	$20,395	$0	$0	$58,731	-0-	$0	$0

(1) Mr. Holloran's annual contract amount of $120,000 is paid in combination of cash and stock. The amount of stock due is calculated monthly based on the amount of unpaid compensation and the lowest closing price of the Company’s shares within the month. The amount indicated under Salary is the cash paid during the year ended May 31, 2005. The unpaid balance of salary ($110,280) was recorded as an accrued liability for future payment in cash or restricted stock.

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

Title of	Name and Address	Amount and Nature	% of
Class	of Beneficial Owner	of Beneficial Ownership	Class
Common	Michael F. Holloran (1)	2,585,117 Direct	8.31%
Stock	c/o 1450 Kootenay St.
	Vancouver, B.C. V5K 4R1

	Thomas A. Simons (2)	13,335,864 Direct	33.67%
	3685 Cameron Street
	Vancouver, B.C. V6R 1A1

	All officers and directors
	as a Group (2 persons)	2,585,117 shares	8.31%

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

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our By-Laws include a provision regarding related party transactions which requires that each participant to such transaction identify all direct and indirect interests to be derived as a result of the Company's entering into the related transaction. A majority of the disinterested members of the board of directors must approve any related party transaction. We have an employment contract with Michael F. Holloran, our Chairman and CEO, providing for annual compensation of $120,000 expiring on January 31, 2006. Mr. Holloran has provided short term funding to the Company on terms less favorable than offered to non-related parties. During the year ended May 31, 2005 Mr. Holloran loaned the Company $142,837, which is uncollateralized, due on demand and bears no interest.  The Company repaid in cash $109,677 of the $142,837, $27,500 of debenture principal and $16,410 of expense accounts and accrued interest; no stock was issued.

ITEM 13.   EXHIBITS

The following Exhibits are filed by attachment to this Annual Report on Form 10-KSB/A:

EXHIBIT
NUMBER	DESCRIPTION
Ex 31	Certification of Michael F. Holloran Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002, filed herewith.
Ex 32	Certification of Michael F. Holloran Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
Ex 10.16	Walther-Glas Investment Agreement

In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filings set forth below:

EXHIBIT
NUMBER	DESCRIPTION
Ex 3.1	Articles of Incorporation	3.1 in Form 10-SB dated Feb 2, 1999
Ex 3.11	By-Laws	3.11 in Form 10-SB dated Feb 2, 1999
Ex 4.2	Form of 12% Convertible debenture	4.2 in Form 10-KSB dated Aug 21, 2001
Ex 4.3	Form of Stock Purchase Warrant	4.3 in Form 10-KSB dated Aug 21, 2001
Ex 4.4	Stock Purchase Agreement, between	4.4 in Form SB-2 dated May 17, 2002
Company and IFG Private Equity LLC
Ex 4.5	Commitment Warrant to IFG	4.5 in Form SB-2 dated May 17, 2002
Private Equity LLC
Ex 4.6	Registration Rights Agreement, between	4.6 in Form SB-2 dated May 17, 2002
Company and IFG Private Equity LLC
Ex 4.7	1998 Directors' & Officers' Stock Option Plan	99.1 in Form S-8 dated Feb 29, 1999
Ex 4.8	1999 Stock Option Plan	99.2 in Form S-8 dated Feb 29, 1999
Ex 4.9	2001 Stock Option Plan	4.7 in Form S-8 filed November 27, 2001
Ex 4.10	2003 Stock Option Plan	4.8 in Form S-8 filed October 25, 2002
Ex 4.11	2005 Stock Option Plan	4.8 in Form S-8 filed July 28, 2005
Ex 10.3	M. Page-Consulting Agreement	10.3 in Form 10-SB dated Feb 2, 1999
Ex 10.4	C. Parfitt-Consulting Agreement	10.4 in Form 10-SB dated Feb 2, 1999
Ex 10.6	Office lease dated Aug 27, 1998	10.6 in Form 10-SB dated Apr 21, 1999
Ex 10.7	Office lease dated Dec 22, 1998	10.7 in Form 10-SB dated Apr 21, 1999
Ex 10.8	Wolnosc International-Consulting Agreement	10.8 in Form 10-SB dated Aug 29, 2000
Ex 10.9	Office lease dated Jan 1, 2000	10.9 in Form 10-SB dated Aug 29, 2000
Ex 10.10	Capital Lease Agreement	10.10 in Form 10-SB dated Aug 29, 2000
Ex 10.11	Michael F. Holloran - Consulting Agreement	10.11 in Form 10-KSB dated Aug 21, 2001
Ex 10.12	Sublease Agreement of Company's	10.12 in Form 10-QSB dated Oct 15, 2001
offices dated August 7, 2
Ex 10.13	Addendum to the Sublease dated	10.13 in Form 10-QSB dated Oct 15, 2001
August 22, 2001
Ex 10.14	Paul Morford Consulting Agreement	10.14 in Form 10-QSB dated Oct 15, 2001
Ex 10.15	8% Secured Convertible Promissory Note	4.7 in Form 8K dated January 5, 2005
Ex 21	List of Subsidiaries	21 in Form 10-SB dated Aug 29, 2000

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)  Audit related fees for 2004: $30,013

(2) Audit related fees for 2005: $20,115

(3) Tax fees for 2004: $0.00

(4) Tax fees for 2005: $3,012

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

Dated:   July 17, 2008

Intelligent Living Corp. formerly Elgrande International, Inc.

By:  /s/ Michael F. Holloran

-----------------------------

Michael F. Holloran

President, Chief Executive Officer, and

Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities indicated on July 17, 2008.

     SIGNATURE                              CAPACITY

/s/  Michael F. Holloran                  President, Chief Executive Officer and Director

     Michael F. Holloran

/s/  Murat Erbatur

_____________________              Director

     Murat Erbatur