Form 10KSB/A
period 2005-05-31
Intelligent Living Corp
filed 2008-08-06
CIK 1073362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 3

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

AS A PART OF THE REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION OF THE COMPANY’S PAST FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934, WE ARE FILING THIS AMENDMENT NO. 3 TO OUR FORM 10-KSB FOR THE YEAR ENDED MAY 31, 2005 (THE “2005 FORM 10-KSB”)  THIS AMENDMENT NO. 3 AMENDS THE FORM OF SIGNATURES OF OFFICERS OF THE COMPANY AND INCLUDES THE CONSENT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM TO INCORPORATION BY REFERENCE OF CERTAIN OF THEIR AUDIT REPORTS AND AUDITED FINANCIALS FOR OUR COMPANY IN SPECIFIED REGISTRATION STATEMENTS ON FORM S-8 FILED BY US.  IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE 2005 FORM 10-KSB AS OF JULY 18, 2008, THE DATE ON WHICH AMENDMENT NO. 2 TO THE 2005 FORM 10-KSB WAS FILED, NO ATTEMPT HAS BEEN MADE IN THIS AMENDMENT NO. 3 TO MODIFY OR UPDATE DISCLOSURES EXCEPT AS DESCRIBED ABOVE.

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

	A	B	C
Plan category	Number of		Number of
	securities to be		securities
	issued upon	Weighted-average	remaining
	exercise of	exercise price of	available for
	outstanding	outstanding	future issuance
	options, warrants	options, warrants	under equity
	and rights	and rights	compensation plans

Equity	NA	NA	NA
compensation plans
approved by
security holders

Equity	2,521,000	$0.83	4,674,172
compensation plans
not approved by
security holders

Total	2,521,000	$0.83	4,674,172

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elgrande International, Inc. as of May 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

ITEM 13.  EXHIBITS

The following Exhibits are filed by attachment to this Annual Report on Form 10-KSB/A:

EXHIBIT

NUMBER

DESCRIPTION

Ex 23.1

Consent of Chisholm Bierwolf &Nilson, LLC

Ex 23.2

Consent of Chisholm Bierwolf & Nilson, LLC

Ex 31

Certification of Michael F. Holloran Pursuant to Section 302 of the Sarbanes-Oxley

Act of 2002, filed herewith.

Ex 32

Certification of Michael F. Holloran Pursuant to 18 U.S.C. Section 1350, as Adopted

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filings set forth below:

EXHIBIT
NUMBER	DESCRIPTION
Ex 3.1	Articles of Incorporation	3.1 in Form 10-SB dated Feb 2, 1999
Ex 3.11	By-Laws	3.11 in Form 10-SB dated Feb 2, 1999
Ex 4.2	Form of 12% Convertible debenture	4.2 in Form 10-KSB dated Aug 21, 2001
Ex 4.3	Form of Stock Purchase Warrant	4.3 in Form 10-KSB dated Aug 21, 2001
Ex 4.4	Stock Purchase Agreement, between	4.4 in Form SB-2 dated May 17, 2002
Company and IFG Private Equity LLC
Ex 4.5	Commitment Warrant to IFG	4.5 in Form SB-2 dated May 17, 2002
Private Equity LLC
Ex 4.6	Registration Rights Agreement, between	4.6 in Form SB-2 dated May 17, 2002
Company and IFG Private Equity LLC
Ex 4.7	1998 Directors' & Officers' Stock Option Plan	99.1 in Form S-8 dated Feb 29, 1999
Ex 4.8	1999 Stock Option Plan	99.2 in Form S-8 dated Feb 29, 1999
Ex 4.9	2001 Stock Option Plan	4.7 in Form S-8 filed November 27, 2001
Ex 4.10	2003 Stock Option Plan	4.8 in Form S-8 filed October 25, 2002
Ex 4.11	2005 Stock Option Plan	4.8 in Form S-8 filed July 28, 2005
Ex 10.3	M. Page-Consulting Agreement	10.3 in Form 10-SB dated Feb 2, 1999
Ex 10.4	C. Parfitt-Consulting Agreement	10.4 in Form 10-SB dated Feb 2, 1999
Ex 10.6	Office lease dated Aug 27, 1998	10.6 in Form 10-SB dated Apr 21, 1999
Ex 10.7	Office lease dated Dec 22, 1998	10.7 in Form 10-SB dated Apr 21, 1999
Ex 10.8	Wolnosc International-Consulting Agreement	10.8 in Form 10-SB dated Aug 29, 2000
Ex 10.9	Office lease dated Jan 1, 2000	10.9 in Form 10-SB dated Aug 29, 2000
Ex 10.10	Capital Lease Agreement	10.10 in Form 10-SB dated Aug 29, 2000
Ex 10.11	Michael F. Holloran - Consulting Agreement	10.11 in Form 10-KSB dated Aug 21, 2001
Ex 10.12	Sublease Agreement of Company's	10.12 in Form 10-QSB dated Oct 15, 2001
offices dated August 7, 2
Ex 10.13	Addendum to the Sublease dated	10.13 in Form 10-QSB dated Oct 15, 2001
August 22, 2001
Ex 10.14	Paul Morford Consulting Agreement	10.14 in Form 10-QSB dated Oct 15, 2001
Ex 10.15	8% Secured Convertible Promissory Note	4.7 in Form 8K dated January 5, 2005
Ex 10.16	Walther-Glas Investment Agreement	10.16 Form 10-KSB/A2 dated July 18, 2008
Ex 21	List of Subsidiaries	21 in Form 10-SB dated Aug 29, 2000

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

Dated:   August 6, 2008

Intelligent Living Corp. formerly Elgrande International, Inc.

By:  /s/ Michael F. Holloran

-----------------------------

Michael F. Holloran

President,  Chief Executive Officerand Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities indicated on August 6, 2008.

     SIGNATURE                              CAPACITY

/s/  Michael F. Holloran

      President, Chief Executive Officer, Principal Financial Officer and Director

     Michael F. Holloran

/s/  Murat Erbatur

_____________________                   Director

     Murat Erbatur