Form 10KSB/A
period 2006-05-31
Intelligent Living Corp
filed 2008-09-12
CIK 1073362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2

to

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended May 31, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

INTELLIGENT LIVING CORP.

FORMERLY ELGRANDE INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	000-25335	88-0409024
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Suite 221, 2323 Quebec Street , Vancouver, B.C., Canada	V5 T 4 S7
(Address of principal executive offices)	(Zip Code)

604- 876-7494

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

AS A PART OF THE REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION OF THE COMPANY’S PAST FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934, WE ARE FILING THIS AMENDMENT NO. 2 TO OUR FORM 10-KSB FOR THE YEAR ENDED MAY 31, 2006, WHICH WAS PREVIOUSLY AMENDED BY AMENDMENT NO. 1 THERETO FILED ON APRIL 13, 2007 (THE “AMENDED 2006 FORM 10-KSB”).  THIS AMENDMENT NO. 2 INCLUDES THE CONSENT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM TO INCORPORATION BY REFERENCE OF THEIR AUDIT REPORT AND AUDITED FINANCIALS FOR OUR COMPANY INCLUDED IN THE AMENDED 2006 FORM 10-KSB IN SPECIFIED REGISTRATION STATEMENTS ON FORM S-8 FILED BY US. IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE AMENDED 2006 FORM 10-KSB AS OF APRIL 13 , 200 6 , THE DATE ON WHICH THE AMENDED 2006 FORM 10-KSB WAS FILED, NO ATTEMPT HAS BEEN MADE IN THIS AMENDMENT NO. 2 TO MODIFY OR UPDATE DISCLOSURES EXCEPT AS DESCRIBED ABOVE.

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

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

Cautionary Statement Regarding Forward-Looking StatementsThis annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: "believe", "expect", "estimate", "anticipate", "intend", "project" and similar expressions or words which, by their nature, refer to future events.

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

Financing ActivitiesSince inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others.  To date, we raised approximately $7 million from the sale of common stock and have borrowed approximately $2 million from investors and shareholders.  As at May 31, 2006, approximately $923,921 remains as debt.  Funds from these sources were used as working capital to fund the on-going development of our wholesale division.

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

The Company also recorded a beneficial conversion feature on the 6% debentures as a discount on the total net debenture value in the amount of $424,850.  The fees and disbursements of $130,150 and the net debenture of $424,850 are being amortized over the 36 month term of the debentures. The net debenture balance is summarized as follows:

Debenture face value	$555,000
Fund raising fees and disbursements	($130,150)
Debenture net of fees and disbursements	$424,850
Discount on debentures	($332,350)
Net debenture balance	92,500

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

ITEM 13

EXHIBITS

The following Exhibits are filed by attachment to this Amended Annual Report on Form 10-KSB:

EXHIBIT

NUMBER

DESCRIPTION

Ex 23

Consent of Chisholm Bierwolf &Nilson, LLC

Ex 31

Certification of Michael F. Holloran Pursuant to Section 302 of the Sarbanes-Oxley

Act of 2002, filed herewith.

Ex 32

Certification of Michael F. Holloran Pursuant to 18 U.S.C. Section 1350, as Adopted

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filings set forth below:

EXHIBIT
NUMBER	DESCRIPTION
Ex 3.1	Articles of Incorporation	3.1 in Form 10-SB dated Feb 2, 1999
Ex 3.11	By-Laws	3.11 in Form 10-SB dated Feb 2, 1999
Ex 4.2	Form of 12% Convertible debenture	4.2 in Form 10-KSB dated Aug 21, 2001
Ex 4.3	Form of Stock Purchase Warrant	4.3 in Form 10-KSB dated Aug 21, 2001
Ex 4.4	Stock Purchase Agreement, between	4.4 in Form SB-2 dated May 17, 2002
Company and IFG Private Equity LLC
Ex 4.5	Commitment Warrant to IFG	4.5 in Form SB-2 dated May 17, 2002
Private Equity LLC
Ex 4.6	Registration Rights Agreement, between	4.6 in Form SB-2 dated May 17, 2002
Company and IFG Private Equity LLC
Ex 4.7	1998 Directors' & Officers' Stock Option Plan	99.1 in Form S-8 dated Feb 29, 1999
Ex 4.8	1999 Stock Option Plan	99.2 in Form S-8 dated Feb 29, 1999
Ex 4.9	2001 Stock Option Plan	4.7 in Form S-8 filed November 27, 2001
Ex 4.10	2003 Stock Option Plan	4.8 in Form S-8 filed October 25, 2002
Ex 4.11	2005 Stock Option Plan	4.8 in Form S-8 filed July 28, 2005
Ex 10.3	M. Page-Consulting Agreement	10.3 in Form 10-SB dated Feb 2, 1999
Ex 10.4	C. Parfitt-Consulting Agreement	10.4 in Form 10-SB dated Feb 2, 1999
Ex 10.6	Office lease dated Aug 27, 1998	10.6 in Form 10-SB dated Apr 21, 1999
Ex 10.7	Office lease dated Dec 22, 1998	10.7 in Form 10-SB dated Apr 21, 1999
Ex 10.8	Wolnosc International-Consulting Agreement	10.8 in Form 10-SB dated Aug 29, 2000
Ex 10.9	Office lease dated Jan 1, 2000	10.9 in Form 10-SB dated Aug 29, 2000
Ex 10.10	Capital Lease Agreement	10.10 in Form 10-SB dated Aug 29, 2000
Ex 10.11	Michael F. Holloran - Consulting Agreement	10.11 in Form 10-KSB dated Aug 21, 2001
Ex 10.12	Sublease Agreement of Company's	10.12 in Form 10-QSB dated Oct 15, 2001
offices dated August 7, 2
Ex 10.13	Addendum to the Sublease dated	10.13 in Form 10-QSB dated Oct 15, 2001
August 22, 2001
Ex 10.14	Paul Morford Consulting Agreement	10.14 in Form 10-QSB dated Oct 15, 2001
Ex 10.15	8% Secured Convertible Promissory Note	4.7 in Form 8K dated January 5, 2005
Ex 10.16	Securities Purchase Agreement, dated	10.15 in Form 8-K dated January 13, 2006
December 7, 2005, by and among the
Company and the holders of the Company’s
6% Convertible Debentures, with the form
of Debenture attached
Ex 10.17	Registration Rights Agreement, dated	10.16 in Form 8-K dated January 13, 2006
December 7, 2005, by and among the
Company and the Holders of the 6%
Convertible Debentures
Ex 10.18	Walther-Glas Investment Agreement	10.16 Form 10-KSB/A2 dated July 18, 2008
Ex 21	List of Subsidiaries	21 in Form 10-SB dated Aug 29, 2000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf the undersigned, thereto duly authorized.

Dated:  September 11, 2008

               INTELLIGENT LIVING CORP.

               By:  /s/ Michael F. Holloran

                    -----------------------------

                    Michael F. Holloran,

                    President, Chief Executive Officer, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 11, 2008.

     SIGNATURE                              CAPACITY

________________________________________________________________________

-

/s/  Michael F. Holloran                   President, Chief Executive Officer and Director

     Michael F. Holloran

/s/  Murat Erbatur

_____________________                   Director

     Murat Erbatur