Form 10KSB/A
period 2007-05-31
Intelligent Living Corp
filed 2008-09-12
CIK 1073362

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

AS A PART OF THE REVIEW BY THE SECURITIES AND EXCHANGE COMMISSION OF THE COMPANY’S PAST FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934, WE ARE FILING THIS AMENDMENT NO. 1 TO OUR FORM 10-KSB FOR THE YEAR ENDED MAY 31, 2007 (THE “2007 FORM 10-KSB”). THIS AMENDMENT NO. 1 INCLUDES THE CONSENT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM TO INCORPORATION BY REFERENCE OF THEIR AUDIT REPORT AND AUDITED FINANCIALS INCLUDED IN THE 2007 FORM 10-KSB IN A SPECIFIED REGISTRATION STATEMENT ON FORM S-8 FILED BY US.  IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE 2007 FORM 10-KSB AS OF OCTOBER 15, 2007, THE DATE ON WHICH THE 2007 FORM 10-KSB WAS FILED, NO ATTEMPT HAS BEEN MADE IN THIS AMENDMENT NO. 1 TO MODIFY OR UPDATE DISCLOSURES EXCEPT AS DESCRIBED ABOVE.

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

	A	B	C
Plan category	Number of	Weighted-average	Number of
	securities to be	exercise price of	securities remaining
	issued upon	outstanding	available for
	exercise of	options, warrants	future issuance
	outstanding options	and rights	under equity
	warrants and rights		compensation plans

Equity	NA	NA	NA
compensation plans
approved by
security holders

Equity	NA	NA	953,738
compensation plans
not approved by
security holders

Total	NA	NA	953,738

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

The following table sets forth certain information regarding the annual compensation for services in all capacities to us for the years ended May 31, 2007 and May 31, 2006:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards [issued and pending] ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation (i)	Total ($) (j)
M Holloran	2007	$0	$0	$120,000	$0	$0	$0	$0	$120,000
	2006	$19,577	$0	$100,423	$0	$0	$0	$0	$120,000
M Erbatur	2007	$0	$0	$0	$0	$0	$0	$0	$0

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

ITEM  13.     EXHIBITS

The following Exhibits are filed by attachment to this Annual Report on Form 10-KSB:

EXHIBIT
NUMBER	DESCRIPTION

23	Consent of Chisholm Bierwolf &Nilson, LLC

31	Certification of Michael F. Holloran Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certification of Michael F. Holloran Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filings set forth below:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation	3.1 in Form 10-SB dated Feb 2, 1999
3.11	By-Laws	3.11 in Form 10-SB dated Feb 2, 1999
4.2	Form of 12% Convertible debenture	4.2 in Form 10-KSB dated Aug 21, 2001
4.3	Form of Stock Purchase Warrant	4.3 in Form 10-KSB dated Aug 21, 2001
4.4	Stock Purchase Agreement, between	4.4 in Form SB-2 dated May 17, 2002
Company and IFG Private Equity LLC
4.5	Commitment Warrant to IFG	4.5 in Form SB-2 dated May 17, 2002
Private Equity LLC
4.6	Registration Rights Agreement, between	4.6 in Form SB-2 dated May 17, 2002
Company and IFG Private Equity LLC
4.7	1998 Directors' & Officers' Stock Option Plan	99.1 in Form S-8 dated Feb 29, 1999
4.8	1999 Stock Option Plan	99.2 in Form S-8 dated Feb 29, 1999
4.9	2001 Stock Option Plan	4.7 in Form S-8 filed November 27, 2001
4.10	2003 Stock Option Plan	4.8 in Form S-8 filed October 25, 2002
4.11	2005 Stock Option Plan	4.8 in Form S-8 filed July 28, 2005
4.12	2006 Stock Option Plan	4.8 in Form S-8 filed April 28, 2006
4.13	2007 Stock Option Plan	4.8 in Form S-8 filed April 13, 2007
10.3	M. Page-Consulting Agreement	10.3 in Form 10-SB dated Feb 2, 1999
10.4	C. Parfitt-Consulting Agreement	10.4 in Form 10-SB dated Feb 2, 1999
10.6	Office lease dated Aug 27, 1998	10.6 in Form 10-SB dated Apr 21, 1999
10.7	Office lease dated Dec 22, 1998	10.7 in Form 10-SB dated Apr 21, 1999
10.8	Wolnosc International-Consulting Agreement	10.8 in Form 10-SB dated Aug 29, 2000
10.9	Office lease dated Jan 1, 2000	10.9 in Form 10-SB dated Aug 29, 2000
10.10	Capital Lease Agreement	10.10 in Form 10-SB dated Aug 29, 2000
10.11	Michael F. Holloran - Consulting Agreement	10.11 in Form 10-KSB dated Aug 21, 2001
10.12	Sublease Agreement of Company's	10.12 in Form 10-QSB dated Oct 15, 2001
offices dated August 7, 2001
10.13	Addendum to the Sublease dated	10.13 in Form 10-QSB dated Oct 15, 2001
August 22, 2001
10.14	Paul Morford Consulting Agreement	10.14 in Form 10-QSB dated Oct 15, 2001
10.15	8% Secured Convertible Promissory	4.7 in Form 8-K dated January 4, 2005
Note due December 31, 2006
10.16	Securities Purchase Agreement, dated	10.15 in Form 8-K dated January 13, 2006
December 7, 2005, by and among the
Company and the holders of the Company’s
6% Convertible Debentures, with the form
of Debenture attached
10.17	Registration Rights Agreement, dated	10.16 in Form 8-K dated January 13, 2006
December 7, 2005, by and among the
Company and the Holders of the 6%
Convertible Debentures
10.18	Walther-Glas Investment Agreement	10.16 Form 10-KSB/A2 dated July 18, 2008
21	List of Subsidiaries	21 in Form 10-SB dated Aug 29, 2000

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

Dated:   September 11 , 200 8

               Intelligent Living Corp

               By:  /s/ Michael F. Holloran

                    -----------------------------

                    Michael F. Holloran,

                    President, Chief Executive Officer, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 11 , 200 8 ..

     SIGNATURE                              CAPACITY

________________________________________________________________________

/s/  Michael F. Holloran                   President, Chief Executive Officer and Director

     Michael F. Holloran

/s/  Murat Erbatur

_____________________              Director

     Murat Erbatur