Form 10KSB
period 2008-05-31
Intelligent Living Corp
filed 2008-09-15
CIK 1073362

OMB APPROVAL
OMB Number: 3235-0042
Expires: April 30, 2009
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

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

State issuer’s revenues for its most recent fiscal year.  $287,222

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes  [X] No

The aggregate market value of the Common Stock held by non-affiliates [based upon the last reported price on the bid-ask average on the Pink OTC Markets Inc. (“Pink Sheets”)] on September 9, 2008 was approximately $97,400. As of September 9, 2008, there were 487,990,256 shares of Common Stock outstanding.

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

General

Intelligent Living Corp (“ILC”, the “Company”, “we”, “us”) formerly Elgrande International Inc., through its wholly owned subsidiary MCM Integrated Technologies, Ltd. (“MCM”), specializes in designing, supplying, installing, upgrading and servicing home automation  solutions, energy use monitoring and conservation systems and commercial real estate presentation center solutions including: structured wiring, security and access control systems, internet access, lighting, HVAC and environmental controls, energy use monitoring and reduction systems and distributed audio/video systems. The Company offers both wired and wireless technology for single and multi unit new construction and existing buildings, using both traditional component and Windows Media Center/Vista based systems.

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

Prior to the acquisition of MCM the Company was engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In July 2006, as a result of a breach of the Company’s exclusivity agreement with its principal supplier by its principal supplier and other production related issues the board of directors began an evaluation of alternative business models and opportunities. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process continued through the year ended May 31, 2008. Liquidation of the Company’s home décor inventory has been slower than expected principally as a result of the slowdown of the US economy competition from suppliers of similar product to the US home décor wholesale market.

MCM has been supplying custom IT solutions since 1994 and home automation and energy management solutions since 2003. The Company has offices and demonstration suites in Phoenix and Vancouver and is active with single family homes and multi-unit town homes and condominium projects in southwest BC, Calgary Alberta, the greater Phoenix area and Istanbul Turkey.

Following the acquisition of MCM in December 2006, the Company has expanded its service offerings to include home comfort and energy efficiency solutions integrated with and controlled by home automation applications. In response to the downturn in the US housing market the Company has increased its focus on the western Canadian housing market, expanded its marketing and project base into Calgary Alberta and initiated technology cooperation with leading marketing and home security groups in the Republic of Turkey for market development in Turkey and the Middle East.

Results from ongoing operations reported for the year ending May 31, 2007 and 2008 relate to sales, marketing and support  of home automation and energy efficiency products and services. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include the costs of liquidating inventory, reducing staff and closing office and warehouse space, renting temporary warehouse space for remaining home décor inventory and office equipment, legal, professional and staff time related to eliminating and reducing liabilities associated with discontinued operations, accretion of beneficial conversion and financing fee discount and interest charges associated with historical financings related to home décor inventory support. Expenses include a onetime charge to create an inventory reserve equal to the May 31, 2008 book value of home décor inventory.

On July 4, 2007 Elgrande International, Inc. merged with its wholly owned subsidiary Intelligent Living Corp. As a result of the merger, the Articles of the surviving entity were amended and the name of the surviving entity became Intelligent Living Corp. On August 28, 2007 the Company filed notice of late filing of the Company’s 10KSB annual report and, as a consequence of the NASDAQ OTCBB rules regarding late filing of annual and quarterly reports, the Company was delisted and becomes eligible for relisting on August 29, 2008 subject the filing and approval by FINRA of Form 15C2-11.

On February 29, 2008 the Company filed a preliminary Schedule 14C  Information Statement outlining proposed amendments to the Company’s Articles of Incorporation including a one for five hundred reverse split of the Company’s common stock, adjustment of the Company’s authorized capital to eight hundred million common shares and  five million preferred shares. The proposed amendments were approved by a majority of shareholders on February 29, 2008.

Subsequent Events

On August 20, 2008 the Company received clearance from the SEC for filing a Definitive Information Statement for  proposed amendments to the Company’s Articles of Incorporation. On August 25, 2008 the Company filed a Definitive Information Statement on Schedule 14C and on August 26, 2008 provided a copy of the Information Statement to shareholders of record of the Company’s common stock, par value $0.001 per share, on the record date as determined by the Company’s board of directors to be the close of business on July 10, 2008. It is anticipated that the Company’s Articles of Incorporation will be amended by the end of September 2008. On August 29, 2008 the Company became eligible for relisting on the NASD Over the Counter Bulletin Board (OTCBB) exchange through the filing of Form 15C2-11. The Company intends to initiate the steps required to file Form 15C2-11 as soon as possible following the filing of its 10KSB annual report for the year ending May 31, 2008.

Risk Factors

The market price of our common stock may fluctuate significantly.

The market price of our common shares may fluctuate significantly in response to factors, some of which are beyond our control, such as:

•

the announcement of new products or product enhancements by us or our competitors;

•

developments concerning intellectual property rights and regulatory approvals;

•

quarterly variations in our and our competitors’ results of operations;

•

changes in earnings estimates or recommendations by securities analysts;

•

developments in our industry; and

•

general market conditions and other factors, including factors unrelated to our own operating performance.

Further, the stock market in general has recently experienced extreme price and volume fluctuations.  Continued market fluctuations could result in extreme volatility in the price of our common shares, which could cause a decline in the value of our common shares.  You should also be aware that price volatility might be worse if the trading volume of our common shares is low.

Trading of our common stock is limited.

Trading of our common stock is currently conducted on the Pink OTC Markets Inc. “Pink Sheets” pursuant to category “Current SEC Filers”. Prior to September 2007 our common stock traded on the OTC Bulletin Board. The shift in trading venues has adversely affected the liquidity of our securities, not only in terms of the ease in which securities can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

Because it is a “penny stock,” it will be more difficult for you to sell shares of our common stock.

Our common stock is a “penny stock.” Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. The penny stock rules may make it difficult for you to sell your shares of our stock. Because of the rules, there is less trading in penny stocks. Also, many brokers choose not to participate in penny-stock transactions.  Accordingly, you may not always be able to resell shares of our common stock publicly at times and prices that you feel are appropriate.

Limited operating history

We have a limited operating history on which to base an evaluation of our business and prospects.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. We have recently completed the acquisition of MCM and have phased out of the home décor business. This substantial shift of activity has required management to adapt to a new business environment which is not familiar and which is therefore not predictable and also to assume un-anticipated costs and liabilities associated with the un-planned phase out of the home décor business.

Inadequacy of Funds

The Company had a working capital deficit of ($2,165,276) at May 31, 2008 and a total net loss of $(1,078,837) for the twelve months then ended. If the Company does not raise a sufficient amount of capital, it may not have the ability to remain in business until such time, if ever, when it becomes profitable.

Although the Company has restructured its operations the Company’s operating  income is  not yet adequate to offset the Company’s aggregate overhead expenses. To rectify this shortfall, the Company either needs to reduce overhead expenses and/or increase its operating revenue to offset the Company’s overhead expense. There is no assurance that the Company will be able to do so.

Until such time as the Company becomes sustainable profitable it will be necessary to raise additional capital to support operations. There is no assurance that the Company will be able to raise the required capital under terms acceptable to management, or on a schedule and in amounts required to support continued operations if at all. Our failure to achieve or maintain profitability could negatively impact the value of our stock.

We currently have outstanding debt that is convertible into shares of our common stock at prices that may be significantly below the market price at any given time and therefore significant dilution could occur to our current stockholders.

At May 31 2008 we had a total of $2,119,864 in debt and accrued interest that is convertible into shares of our common stock at a discount of up to 25% of the market price for our common stock at any given time.  The conversion of any or all of this debt could result in significant dilution to our stockholders at the time such debt is converted.

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

Risks Associated with Expansion

The Company plans on expanding its business through expansion of both its current range of services and corporate geographical presence and through franchises. Any such expansion of operations will entail risks, and such actions may involve specific operational activities which may negatively affect the profitability of the Company. Consequently, shareholders must assume the risk that (i) such expansion may ultimately involve expenditures of funds beyond the resources available to the Company at that time, and (ii) management of such expanded operations may divert management’s attention and resources away from its existing operations, all of which factors may have a material adverse effect on the Company’s present and prospective business activities.

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

Our success in the future may depend on our ability to establish and maintain strategic alliances, and any failure on our part to establish and maintain such relationships would adversely affect our market penetration and revenue growth.

We may be required to establish strategic relationships with third parties in the home automation and energy efficiency industries and service sectors, including in international markets.  Our ability to establish strategic relationships will depend on a number of factors, many of which are outside our control, such as the competitive position of our technology and our products relative to our competitors. We can provide no assurance that we will be able to establish other strategic relationships in the future.

In addition, any strategic alliances that we establish, will subject us to a number of risks, including risks associated with sharing proprietary information, loss of control of operations that are material to developed business and profit-sharing arrangements. Moreover, strategic alliances may be expensive to implement and subject us to the risk that the third party will not perform its obligations under the relationship, which may subject us to losses over which we have no control or expensive termination arrangements. As a result, even if our strategic alliances with third parties are successful, our business may be adversely affected by a number of factors that are outside of our control.

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

Employees

As of May 31, 2008, we had a staff of five consisting of four employees: one COO, two technical applications specialists, one part time administrative assistant, and one consultant, consisting of the President.

ITEM  2.  PROPERTIES

Our executive headquarters is located at Suite 221, 2323 Quebec Street Vancouver, B.C. We are currently occupying approximately 2,000 square feet of office and technology demonstration space. In addition we are renting storage and warehouse space for discontinued inventory and equipment. We do not have a lease and are renting space on a month-to-month basis. The total monthly rent obligation is approximately $3,250.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any litigation, nor do we know of any threatened litigation against us that would have a material effect on our financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Our Common Stock traded on the OTC Bulletin Board from October 5, 1999 to September 2007 and on the Pink Sheets from September 2007 to present. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Prior to August 15, 2007 the name of the Company was Elgrande International Inc. and our trading symbol was “EGDI”.  On July 19, 2007 the name of the Company was changed to Intelligent Living Corp and effective August 15, 2007, the trading symbol changed to ILVG. The following sets forth the range of high and low bid information for the quarterly periods indicated of our last two fiscal years as reported by the National Quotation Bureau:

	CLOSING PRICE ($/SHARE)
	LOW	HIGH
2007
First Quarter	0.012	0.03
Second Quarter	0.01	0.02
Third Quarter	0.005	0.02
Fourth Quarter	0.002	0.004

2008
First Quarter	0.002	0.005
Second Quarter	0.001	0.003
Third Quarter	0.0002	0.0005
Fourth Quarter	0.0001	0.0002

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights.

	A	B	C
	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available
	exercise of outstanding	outstanding	for future issuance
	options, warrants	options, warrants	under equity
	and rights	and rights	compensation plans
Plan category

Equity compensation plans	NA	NA	NA
approved by security holders

Equity compensation plans	NA	NA	953,738
not approved by security holders

Total	NA	NA	953,738

HOLDERS

As of August 28, 2008, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 185.

DIVIDEND POLICY

We do not anticipate paying any cash dividends on our common stock in the foreseeable future because we intend to retain any positive earnings to finance the expansion of our business. Thereafter, declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation our financial condition, capital requirements and business condition.

RECENT SALES OF UNREGISTERED SECURITIES

The following table sets for the information with respect to all securities of the Company sold in its fiscal years ended May 31, 2006, 2007 and 2008, without registration of the securities under the Securities Act of 1933. The securities so sold are believed by the Company to be exempt from registration under either Regulation S or Rule 506 under the Securities Act of 1933.

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

				Number of
				Shares	Expiration
			Purchase or	Purchased or	Date
			Exercise Price	Purchasable	(WTS) or
	Date of	Type of	(USD	Upon Exercise	Due date
Name	Issue	Security[1]	Per Share)	or Conversion[2]	(DEB)	Exemption
Jason Goldstein	5/06	CS	0.01	600,000		4(2)
Michael Wallach	5/06	CS	0.01	100,000		4(2)
Danielle Hughes	5/06	CS	0.01	100,000		4(2)
Focus Partners	5/06	CS	0.06	400,000		4(2)
M. Holloran	11/06	CS	0.01	20,000,000		S
M. Erbatur	12/06	CS	0.015	10,000,000		S
Private Investors	1/07	CS	0.005	3,000,000		506
Private Investors	2/07	CS	0.003	14,000,000		506
Private Investors	3/07	CS	0.003	3,000,000		506
Private Investors	7/07	CS	0.00015	4,400,000		506
Private Investors	7/07	CS	0.0007	4,400,000		506
Private Investors	8/07	CS	0.0011	2,433,333		506
Private Investors	12/07	CS	0.0006	4,444,444		506
Private Investors	1/08	CS	0.00035	24,000,000		506
Private Investors	2/08	CS	0.00014	48,000,000		506
Private Investors	2/08	CS	0.00015	48,000,000		506
Related Parties	2/08	CS	0.00025	206,000,000		S
M. Holloran	6/05	DEB		$340,000	6/08	S
M. Holloran	6/05	WAR	0.03	5,333,333	6/08	S
Private Investor	2/02	DEB		$35,000	2/08	S
Private Investors	11/05-2/06	DEB		$555,000	2/11	506
Private Investors	5/06	DEB		$50,000	6/09	506
Private Investors	2/08	DEB		$460,000		S

(1)

CS – Common Stock, WAR – Warrant, DEB – Debenture

(2)

Debentures indicated as dollar amount convertible

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

RESULTS OF OPERATIONS

Overview

Intelligent Living Corp (“ILC”, the “Company”, “we”, “us”) formerly Elgrande International Inc., through its wholly owned subsidiary MCM Integrated Technologies, Ltd. (“MCM”), specializes in designing, supplying, installing, upgrading and servicing home automation  solutions, energy use monitoring and conservation systems and commercial real estate presentation center solutions including: structured wiring, security and access control systems, internet access, lighting, HVAC and environmental controls, energy use monitoring and reduction systems and distributed audio/video systems. The Company offers both wired and wireless technology for single and multi unit new construction and existing buildings, using both traditional component and Windows Media Center/Vista based systems.

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

Prior to the acquisition of MCM the Company was engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In July 2006, as a result of a breach of the Company’s exclusivity agreement with its principal supplier by its principal supplier and other production related issues the board of directors began an evaluation of alternative business models and opportunities. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process continued through the year ended May 31, 2008. Liquidation of the Company’s home décor inventory has been slower than expected principally as a result of the slowdown of the US economy competition from suppliers of similar product to the US home décor wholesale market.

MCM has been supplying custom IT solutions since 1994 and home automation and energy management solutions since 2003. The Company has offices and demonstration suites in Phoenix and Vancouver and is active with single family homes and multi-unit town homes and condominium projects in southwest BC, Calgary Alberta, the greater Phoenix area and Istanbul Turkey.

Following the acquisition of MCM in December 2006, the Company has expanded its service offerings to include home comfort and energy efficiency solutions integrated with and controlled by home automation applications. In response to the downturn in the US housing market the Company has increased its focus on the western Canadian housing market, expanded its marketing and project base into Calgary Alberta and initiated technology cooperation with leading marketing and home security groups in the Republic of Turkey for market development in Turkey and the Middle East.

Results from ongoing operations reported for the year ending May 31, 2007 and 2008 relate to sales, marketing and support of home automation and energy efficiency products and services. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include the costs of liquidating inventory, reducing staff and closing office and warehouse space, renting temporary warehouse space for remaining home décor inventory and office equipment, legal, professional and staff time related to eliminating and reducing liabilities associated with discontinued operations, accretion of beneficial conversion and financing fee discount and interest charges associated with historical financings related to home décor inventory support and a onetime charge to create an inventory reserve equal to the May 31, 2008 book value of home décor inventory.

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

Transactions with related parties

In Q3 2007, the Company purchased MCM Integrated Technologies, Ltd. a company owned by a Director of Intelligent Living Corp for an aggregate amount of less than $0.3 million. Prior to the acquisition, the board commissioned an independent fairness opinion on the transaction and the transaction was authorized by the board of directors, with the director involved in the transaction abstaining from voting on the approval resolution. It is believed that these transactions represent fair value for the assets and liabilities purchased.

Comparison of the Years Ended May 31, 2008 and May 31, 2007.

For the year ended May 31, 2008, revenues from continuing operations were $269,062 compared to $260,187 in the same period ending last year. These revenues are a result of the sale of smart home products and services offered by the Company.

For the year ended May 31, 2008, gross profit from continuing operations was $117,745 compared to $137,275 in the same period in the prior year. Gross margin (gross profit as a percent of revenue) was 44%, 6% above the forecast value of 40% for the year ended May 31, 2008.

Operating expenses associated with ongoing operations for the  year ended May 31, 2008, were $189,944 versus $100,771 for the same period in the prior year. The increase in operating expenses reflects 12 months of operations for the year ended May 31, 2008 compared to 6 months of operations for the year ended May 31, 2007.

The Company recorded an operating loss from continuing operations of ($72,199) for the year ended May 31, 2008 compared to a profit on operations of $36,503 for the same period in the prior year.

Total other expenses for the year ended May 31, 2008 were $32,555 compared to $10,445 for the comparable period in the prior year.

The net loss from continuing operations for the year ended May 31, 2007 was ($104,754) compared to a net profit of $26,058 for the comparable period in the prior year.

 During the year ended May 31, 2008 the Company recognized revenues and incurred expenses associated with its discontinued operations. Revenues of $18,160 were realized on the sales of $12,023 of home décor inventory. Expenses include the costs of liquidating inventory, reducing staff and closing office and warehouse space, renting temporary warehouse space for remaining home décor inventory and office equipment, legal, professional and staff time related to eliminating and reducing liabilities associated with discontinued operations, accretion of beneficial conversion and financing fee discount and interest charges associated with historical financings related to home décor inventory support. Expenses include a onetime charge of $106,531 to create an inventory reserve equal to the May 31, 2008 book value of home décor inventory. The net loss from discontinued operations was $974,083 compared to a net loss of $976,365 for the comparable period in the prior year.

The consolidated net loss for the year ended May 31, 2008 was $1,078,837. A loss of $40,317 was realized due as a result of foreign currency translation, and the resulting comprehensive loss for the period ending May 31, 2008 was $1,119,154 compared to a comprehensive loss of $961,227 for the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of May 31, 2008, our principal sources of liquidity included cash and cash equivalents, and operating cash flow from our operating subsidiaries, and loans from related parties.  At May 31, 2008, cash and cash equivalents totaled $9,369 compared to $17,075 at May 31, 2007.

Our business is in transition and our liquidity must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our stage of development. The decisions to discontinue operations in the wholesale home décor sector and acquire the assets and ongoing business of MCM have directly impacted  sales and liquidity. Risk factors relevant to these events and decisions include, but are not limited to: the Company’s ability to secure ongoing product supply, foreign exchange fluctuations, continued acceptance of the Company’s products and services, changes in technology and consumer adoption of technology, the strength of the North American housing market and consumer economy in general, and cannot be quantified at this time.

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

Investing Activities

Investing activities for the period from inception through May 31, 2008 consisted primarily of the purchase of inventory for sale, property and equipment and soft costs associated with development of our areas of business activities and supporting infrastructure.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others.  To date, we raised approximately $10.9 million from the sale of common stock and as at May 31, 2008 we have borrowings of approximately $2.2 million from investors and shareholders.  Funds from these sources were used as working capital to fund the development of the Company.

The Company executed a securities purchase agreement dated as of December 7, 2005 (the "Purchase Agreement") with certain accredited investors under which we agreed to sell to these investors our convertible Debentures due three years from the final Closing Date under the Purchase Agreement in the aggregate principal amount of up to $600,000 bearing interest at the rate of 6% per annum and convertible into restricted shares of our Common Stock at a conversion price for each share of Common Stock equal to 75% of the lowest closing bid price per share (as reported by Bloomberg, LP) of our Common Stock for the fifteen trading days immediately preceding the date of conversion. At the close of the offering the company the company completed the sale of an aggregate of $555,000 in Debentures under the Purchase Agreement which resulted in net proceeds of $424,850. In February 2008 the debenture holders extended the maturity date of the debentures to February 28, 2011.

The Company secured additional debenture financing from an accredited investor in the amount of $50,000 under terms similar to the December 7, 2005 purchase agreement. In February 2008 the debenture holder extended the maturity date of this debenture to May 2009

Year to date loans and repayments to related parties netted to approximately $50,443. The net total of financing activities for the year ended May 31, 2008 was approximately $70,360.

FUTURE PLAN OF OPERATIONS

On December 8, 2006 the Company acquired all of the outstanding capital stock of, and entered into an Agreement and Plan of Reorganization with MCM Integrated Technologies, Ltd. (“MCM”).  At the time of the acquisition MCM had ongoing projects, prospects and outstanding proposals for work in the greater Phoenix area, the Okanagan area of south central British Columbia and the greater Vancouver area.  As of December 8, 2006, the Company reorganized and focused primarily in the areas of smart home technology.

Following the acquisition of MCM in December 2006, the Company has expanded its service offerings to include home comfort and energy efficiency solutions integrated with and controlled by home automation applications. In response to the downturn in the US housing market the Company has increased its focus on the western Canadian housing market, expanded its marketing and project base into Calgary Alberta and initiated technology cooperation with leading marketing and home security groups in the Republic of Turkey for market development in Turkey and the Middle East. The Board of Directors has plans for aggressively expanding the Company’s operations through further market and service expansions, acquisitions and eventual franchising.

On December 8, 2006 the Company discontinued its activity in the home décor sector and began a process to liquidate its residual inventory of home décor products and to fully wind down its home décor business. This process continued through the year ending May 31, 2008.

Cash flow from ongoing MCM business combined with sale of residual home décor inventory are estimated to be sufficient to sustain the current level of operations through to the end of December 2008.

OFF BALANCE-SHEET ARRANGEMENTS

During the year ended May 31, 2008 the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Subsequent Events

On August 20, 2008 the Company received clearance from the SEC for filing a Definitive Information Statement for proposed amendments to the Company’s Articles of Incorporation. On August 25, 2008 the Company filed a Definitive Information Statement on Schedule 14C and on August 26, 2008 provided a copy of the Information Statement to shareholders of record of the Company’s common stock, par value $0.001 per share, on the record date as determined by the Company’s board of directors to be the close of business on July 10, 2008. It is anticipated that the Company’s Articles of Incorporation will be amended by the end of September 2008. On August 29, 2008 the Company became eligible for relisting on the NASD Over the Counter Bulletin Board (OTCBB) exchange through the filing of Form 15C2-11. The Company intends to initiate the steps required to file Form 15C2-11 as soon as possible following the filing of its 10KSB annual report for the year ending May 31, 2008.

ITEM  7.     FINANCIAL  STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Intelligent Living Corp and Subsidiaries

Vancouver, BC Canada

We have audited the accompanying balance sheets of Intelligent Living Corp as of May 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Living Corp as of May 31, 2008 and 2007, and the  results of their operations and their cash flows for the years then ended,  in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Chisholm Bierwolf & Nilson, LLC

Chisholm Bierwolf & Nilson, LLC

Bountiful, Utah

September 15, 2008

INTELLIGENT LIVING CORP.
(Formerly known as Elgrande International, Inc.)
CONSOLIDATED BALANCE SHEETS
	May 31	May 31
	2008	2007
ASSETS	(audited)	(audited)
CURRENT ASSETS
Cash	$9,369	$17,075
Accounts Receivable	41,321	106,309
Prepaid expenses	4,166	3,292
Inventory	54,166	155,467
Employee expense advances	2,652	2,630
GST/PST tax refundable (payable)	83	2,301
TOTAL CURRENT ASSETS	$111,757	$287,074
PROPERTY & EQUIPMENT, NET	$148,001	$180,032
OTHER ASSETS
Deposits	902	5,834
Investment	40,309	37,259
Goodwill MCM	243,361	241,676
Other assets	15,375	14,211
TOTAL OTHER ASSETS	299,947	298,980
TOTAL ASSETS	$559,705	$766,086

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Bank Overdraft	50,684	35,978
Accounts payable	389,895	342,100
Accrued liabilties	225,633	307,529
Accrued interest	270,176	191,107
Subscription Deposit	289,245	289,245
Short Term Note	85,828	12,077
Short Term Note - Related Parties	1,005,881	183,329
TOTAL CURRENT LIABILITIES	$2,317,342	$1,361,365

LONG-TERM LIABILITIES
Debentures and Loans	801,746	307,611
Debentures and Loans - Related Parties	339,999	1,080,542
TOTAL LONG TERM LIABILITIES	1,141,745	1,388,153
TOTAL LIABILITIES	3,459,087	2,749,518

STOCKHOLDERS' (DEFICIT)
Common Stock, 500,000,000 shares authorized,
$0.001 par value; 487,990,246 and 99,712,469 shares issued and outstanding at close of years ending May 31, 2008 and 2007 respectively
	487,990	99,713
Additional paid in capital	10,451,046	10,636,119
(Accum deficit)	(13,776,661)	(12,697,824)
Accum other comp income/(loss)	(61,757)	(21,440)
TOTAL STOCKHOLDERS' (DEFICIT)	$(2,899,382)	$(1,983,432)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$559,705	$766,086

The accompanying notes are an integral part of these financial statements.

INTELLIGENT LIVING CORP.
(Formerly known as Elgrande International Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Year Ending May 31
	2008	2007
	(audited)	(audited)
Revenues
Smart-Home products and services	$269,062	260,187

Cost of revenues
Intelligent Home: Equipment & Services	151,317	122,912

Gross profit	117,745	137,275

Expenses
Selling expense	2,715	334
Salaries	69,885	33,699
Depreciation	26,556	17,082
Office & Admin	90,788	49,656
TOTAL OPERATING EXPENSES	189,944	100,771

GAIN (Loss) from operations	(72,199)	36,503

Other income (expense)
Non Operating income (expense)	(448)
Interest expense	(32,107)	(10,445)
TOTAL OTHER INCOME (EXPENSE)	(32,555)	(10,445)

GAIN (LOSS) FROM CONTINUING OPERATIONS	$(104,754)	26,058

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	(974,083)	(976,365)

NET LOSS BEFORE INCOME TAX	(1,078,837)	(950,307)
INCOME TAX EXPENSE	-	-

NET LOSS	(1,078,837)	(950,307)
EARNINGS PER SHARE BASIC AND DILUTED
(Loss) income per share from continuing operations	(0.00)	0.00
(Loss) per share from discontinued operations	(0.00)	(0.01)
Net (Loss) per share	(0.00)	(0.01)
Weighted average number of common stock shares outstanding, basic and diluted	249,068,990	69,167,660
OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	(40,317)	(10,920)

Comprehensive gain (loss) for year ending May 31,	$(1,119,154)	(961,227)

The accompanying notes are an integral part of these financial statements.

INTELLIGENT LIVING CORP.
(Formerly known as Elgrande International, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE PERIOD MAY 31, 2006 THROUGH MAY 31, 2008
					Accumulated
	Common Stock				Other	Total
	Number		Additional	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Deficit
Balance, May 31, 2006	39,512,479	$39,512	$10,040,964	$(11,747,517)	$(10,520)	$(1,677,561)
Stock issued for services at an average of
$0.01 per share	33,200,000	33,200	298,800			332,000
Stock issued for purchase MCM Integrated Tech	10,000,000	10,000	140,000			150,000
Stock issued for conversion of debentures (1)	17,000,000	17,000	42,850			59,850
Recording of benificial conversion feature (1)			50,000			50,000
Inpute interest on Shareholder Loan			63,505			63,505
Net loss for the year ended May 31, 2007				(950,307)		(950,307)
Foreign currency translation gain (loss)					(10,920)	(10,920)
Balance, May 31, 2007	99,712,479	$99,712	$10,636,119	$(12,697,824)	$(21,440)	$(1,983,432)
Stock issued for services at an average of	57,000,000	57,000	29,400			86,400
$0.0007 per share
Stock issued for conversion of debentures (1)	151,277,777	151,278	(102,608)			48,670
at an average of $0.0007 per share
Stock issued for debt interest at an average	180,000,000	180,000	(135,000)			45,000
price of $0.00025 per share
Inpute interest on Shareholder Loan			23,135			23,135
Net loss for the year ended May 31, 2008				(1,078,837)		(1,078,837)
Foreign currency translation gain (loss)					(40,317)	(40,317)
Balance, May 31, 2008	487,990,256	$487,990	$10,451,046	$(13,776,661)	$(61,757)	$(2,899,381)

The accompanying notes are an integral part of these financial statements

INTELLIGENT LIVING CORP.
(Formerly known as Elgrande Internationalk, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOW
	Year Ended May 31
	2008	2007
	(audited)	(audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,078,837)	$(950,307)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization of debt discount	156,172	240,346
Services paid by issuance of common stock	53,900	332,000
Depreciation	50,616	56,060
Imputed Interest	23,135	63,505
Loss on disposal of equipment	-	10,428
Decrease (increase), net of acquisition, in:
Accounts receivable	64,988	(21,345)
Prepaid expenses	(874)	2,082
Prepaid inventory	-	41,186
Inventory	101,301	69,475
Other assets	-	(924)
Increase (decrease), net of acquisition, in:
Accrued liabilities and accrued interest	514,754	186,449
Employee advance receivable	(22)	(6)
Accounts payable	59,838	(110,502)
GST tax refundable	2,218	4,205
Bank overdraft	14,706	35,978
Net cash used in operating activities	(38,105)	(41,370)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from MCM	-	16,126
Cash used for purchess of fixed assets	(20,173)	-
Deposits	4,932	27,153
Net cash used in investing activities	(15,241)	43,279

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans, related party	58,484	139,785
Repayment of loans, related party	(8,041)	(146,285)
Proceeds from loans	19,917	-
Net cash provided by financing activities	70,360	(6,500)
Net increase (decrease) in cash	17,014	(4,591)
Foreign currency translation gain (loss)	(24,720)	(10,920)

Cash, beginning of period	17,075	32,586
Cash, end of period	$9,369	$17,075

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$37,009	$11,841
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$53,900	$332,000
Accrued liabilities paid in common stock	$32,500	$-
Common stock issued for debt and interest	$93,670	$59,850
Acquisition of MCM with stock	$-	150,000
Note issued for accrued liabilities	$440,083	-

The accompanying notes are an integral part of these financial statements

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Intelligent Living Corp (“ILC”, the “Company”, “we”, “us”) formerly Elgrande International Inc., through its wholly owned subsidiary MCM Integrated Technologies, Ltd. (“MCM”), specializes in designing, supplying, installing, upgrading and servicing home automation and commercial presentation center solutions including: structured wiring, security and access control systems, internet access, lighting, HVAC and environmental controls, and distributed audio/video systems. The Company offers both wired and wireless technology for single and multi unit new construction and existing buildings, using both traditional component and Windows Media Center/Vista based systems.  The Company is expanding its service offerings to include home comfort and energy efficiency solutions integrated with and controlled by home automation applications.

MCM has been supplying custom IT solutions since 1994 and home automation solutions since 2003. The Company has offices and demonstration suites in Phoenix AZ and Vancouver BC and is active with single family homes and multi-unit town homes and condominium projects in southwest BC and the greater Phoenix area.

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

Prior to the acquisition of MCM the Company was engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In July 2006, as a result of a breach of the Company’s exclusivity agreement with its principal supplier by its principal supplier and other production related issues the board of directors began an evaluation of alternative business models and opportunities. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process continued through the year ended May 31, 2008

Results from ongoing operations reported for the year ending May 31, 2007 and 2008 relate to sales, marketing and support of home automation and energy efficiency products and services. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include the costs of liquidating inventory, reducing staff and closing office and warehouse space, renting temporary warehouse space for remaining home décor inventory and office equipment, legal, professional and staff time related to eliminating and reducing liabilities associated with discontinued operations, accretion of beneficial conversion and financing fee discount and interest charges associated with historical financings related to home décor inventory support. Expenses related to discontinued operations for the year ended May 31, 2008 also include a onetime charge to create an inventory reserve equal to the May 31, 2008 book value of home décor inventory.

The Company’s year-end is May 31.

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

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

Advertising and Marketing Expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. It also includes expenses related to trade shows and display racks supplied to customers. The Company expenses all advertising expenditures as incurred. The Company incurred advertising and marketing expenses of $2,715 and $3,149 for the years ending May 31, 2008 and 2007 respectively.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.  At May 31, 2008 and 2007, the Company did not have cash equivalents.

Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (hereinafter “SFAS No. 130”).  SFAS No. 130 established standards for reporting and displaying comprehensive income, its components and accumulated balances.  SFAS No. 130 is effective for periods beginning after December 15, 1997.  The Company has adopted this accounting standard and for the year ending May 31, 2008 reported a comprehensive loss of $40,317 resulting from the conversion of Canadian dollar subsidiaries into US dollars. For the year ending May 31, 2008 the accumulated comprehensive loss due to the conversion of Canadian dollar subsidiaries into US dollars was $61,757.

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

May 31, 2008

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

Conversion of the principal and accrued interest of outstanding debentures and notes payable would require the issuance of more shares than are currently authorized and as such would require a net cash settlement of the shares, creating a derivative liability. However, the cost to settle the net cost of the debt at fair market value of the stock is less than the recorded debt and therefore no derivative liability is recorded on the Company’s balance sheet.  At May 31, 2008, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

	For the Year Ended May 31,
(in thousands)	2008	2007
Gain (Loss) from continuing operations	$(104.8)	$26.1
Gain (Loss) from discontinued operations	(974.1)	(976.4)
Net gain (loss) income	$(1,078.8)	$(950.3)

Weighted average shares outstanding:

basic and dilutive	249,068,990	69,167,660
Effect of dilutive securities:
stock options	—	—
Convertible note	—	—
diluted	249,068,990	69,167,660

Gain (Loss) per share from continuing operations: basic and diluted	$(0.00)	$0.00
Gain (Loss) per share from discontinued operations: basic and diluted	$(0.00)	$(0.01)
Net (loss) income per share: basic and diluted	$(0.00)	$(0.01)

The following potential common shares have been excluded from the computation of diluted net income per share for the year ended May 31, 2008 because their inclusion would have been antidilutive:

For the Year Ended May 31, 2008
Outstanding common stock warrants related parties	5,333,333
Convertible note related parties	8,127,457,525

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

May 31, 2008

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

As shown in the accompanying financial statements, at May 31, 2008 the Company has an accumulated deficit of $13,776,661, and current liabilities in excess of current assets by $2.165,276. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  Other than a reserve for the full book value of home décor assets ($106,531), the financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Commencing in July 2006 and continuing through the year ended May 31, 2008 management has systematically continued to phase out of the home décor sector. Commencing in Q3 2007 the Company began reporting all home décor activity under the category of discontinued operations. In December 2006 the Company re-structured into the home automation sector with the acquisition the ongoing business, assets and liabilities of MCM Integrated Technologies. The transition has substantially reduced the Company’s financial obligations with respect to overheads, cost of inventory, cost of sales and need for support services. As a result of this acquisition, the Company has reported positive operating income due to ongoing activities for the year ended May 31, 2007 and a loss on ongoing activities for the year ended may 31, 2008. Management expects to continue the Company’s transition, solidifying its market position as a leading supplier of home automation and energy efficient solutions within its existing geographical markets and expanding its presence both within and beyond its current technological and geographical markets.

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

Inventory at May 31, 2008 and May 31, 2007 consisted of a variety of home-décor products and home automation equipment.  Home décor inventories are recorded using the specific identification method and valued at the lower of recorded cost or market value. Home automation inventory consisting of manufactured products is recorded using the first in first out method and valued at the lower of recorded cost or market value. On May 31, 2008 the Company recognized a reserve for potential inventory obsolescence. The recorded cost of inventory was $160,697 at May 31, 2008 and $155,467 at May 31, 2007. A reserve of $106,697 was created on May 31, 2008 to cover the full recorded cost of home décor product. There were no reserves recorded for home automation inventory for the year ended May 31, 2007.

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

Inventory	2008	2007
	Recorded Cost
Home automation equipment	$54,166	$46,265
Home décor products	$106,531	$109,202
Total Recorded Cost	$160,697	$155,467
	Reserve
Home automation equipment	-	-
Home décor products	$106,531	-
Total Inventory net of reserve	$54,166	$155,467

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

At May 31, 2008, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $3,200,000 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at May 31, 2008.  The significant components of the deferred tax asset at May 31, 2008 and May 31, 2007 were as follows:

	May 31, 2008	May 31, 2007
Net operating loss carry forward	$ 11,143,000	$ 10,118,000
Deferred tax asset -NOL	$ 3,788,000	$ 3,440,000
Deferred tax asset valuation allowance	(3,788,000)	(3,440,000)
Net deferred tax asset	$ -	$ -

At May 31, 2008, the Company had net operating loss carryforwards of approximately $11,143,000 which expire in the years 2020 through 2026.  The Company recognized approximately $53,900 of expenses from issuance of restricted common stock and stock options for services in fiscal 2008  which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets.  The change in the allowance account from May 31, 2007 to May 31, 2008 was $348,000.

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

The components of current income tax expense as of May 31, 2008 and 2007 respectively are as follows:

	As of May 31,
	2008	2007
Current federal tax expense	$-	$-
Current state tax expense	$-	$-
Change in NOL benefits	$348,000	$240,000
Change in valuation allowance	$(348,000)	$(240,000)
Income tax expense	$-	$-

Revenue and Cost Recognition

The Company recognizes revenue for product sales and services when products are shipped and title passes to customers and or when services are provided. Cost of sales consists of the purchase price of products sold, reflects inbound and outbound shipping charges, and packaging supplies.

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

Accounts Receivable

The Company carries its accounts receivable at net realizable value.  A receivable is considered past due if the Company does not receive payment within 30 days. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible or establishes an allowance for doubtful accounts. The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions.  At May 31, 2008 and 2007, there was no allowance for doubtful accounts.

Goodwill

Goodwill is calculated as the excess of the fair value of consideration paid over the fair value of tangible and intangible assets acquired and liabilities assumed. Goodwill will be tested for impairment annually according to FAS 142. An impairment test would also be performed in any period in which events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment would be recognized at that time, to the extent that the carrying amount exceeds the undiscounted future net cash flows expected from its use. The Company recorded goodwill in the amount of $241,676 related to the acquisition of MCM Integrated Technologies, Ltd. Management reviewed Goodwill and found that there was no impairment for the period ended May 31, 2008 and no expense has been recognized (see Note 11).

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

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

May 31, 2008

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property and equipment for purposes of computing depreciation are three to seven years. The following is a summary of property, equipment, and accumulated depreciation:

Property and Equipment	May 31, 2008	May 31, 2007
Computer hardware and software	$824,519	$859,100
Furniture and fixtures, vehicles, leaseholds	345,857	159,161
Book Value of Property and equipment	1,170,376	1,018,261
Less accumulated depreciation	(1,022,375)	(838,229)
Property and equipment - net	$148,001	$180,032

Depreciation expenses for the year ended May 31, 2008 and 2007 were $50,616 and, $56,060 respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

NOTE 5 – COMMON STOCK

During the year ended May 31, 2008, the Company issued 57,000,000 shares of common stock for services and accrued liabilities valued at $86,400, 180,000,000 shares of common stock for accrued interest of $45,000 and 151,277,777 shares of common stock for conversion of debentures.

During the year ended May 31, 2007, the Company issued 33,200,000 shares of common stock for services valued at $332,000 and 10,000,000 shares of common stock valued at $150,000 for the purchase of assets [MCM Integrated Technologies Ltd.], 17,000,000 shares of common stock for conversion of debentures.  During the years ended May 31, 2008 and 2007, all stock issued for other than cash was valued at the fair market value of the stock at the date of grant.

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

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

During the years ended May 31, 2007 and 2008 the Company did not issue any new common stock options. Additionally, no options were exercised, and all options previously granted expired. The following is a summary of the Company’s common stock option plans:

	Number of shares	Weighted Average Exercise Price
Options outstanding and exercisable at May 31, 2006	55,000	$1.00
Options expired	55,000	$1.00
Options granted	-	-
Options outstanding and exercisable at May 31, 2007	-	$-
Options expired	-	-
Options granted	-	-
Options outstanding and exercisable at May 31, 2008	-	$-

During the years ended May 31, 2007 and 2008 the Company did not issue any new common stock warrants. Additionally, no warrants were exercised, and all warrants previously granted expired in June 2008. The following is a summary of the Company's common stock warrants:

	Number of shares Outstanding	Weighted average remaining contractual life	Weighted Average Exercise Price
Warrants outstanding and exercisable at May 31, 2006	5,333,333	2	$0.03
Warrants expired	-		-
Warrants granted	-		-
Warrants outstanding and exercisable at May 31, 2007	5,333,333	1	$0.03
Warrants expired	-		-
Warrants granted	-		-
Warrants outstanding and exercisable at May 31, 2008	5,333,333	0	$0.03

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

NOTE 7 – RELATED PARTIES (NOTES PAYABLE RELATED PARTY)

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

During the year ended May 31, 2007, one of the Company’s officers loaned the Company $210,697 which is uncollateralized, due on demand and bears no interest. The Company repaid $47,931 to its officer in cash during the year ended May 31, 2007.

During the year ended May 31, 2008, the Company’s officers loaned the Company $58,484 which is uncollateralized and due on demand. The Company repaid $8,041 to its officers in cash and $4,093 of accrued interest in cash during the year ended May 31, 2008. The Company paid $45,000 of accrued interest in restricted common shares to related parties during the year ended May 31, 2008. Total outstanding related party debt [principal plus accrued interest] for the years ended May 31, 2007 and 2008 was $1,883,930 and $1,881,016 respectively.

The Company had convertible and non-convertible short-term loans, subscription deposits (shares to be issued) outstanding to corporate officers and related parties at May 31, 2008. These are unsecured, bear interest at rates of 0% to 8% per annum and are due on demand. The Company also had a convertible debenture (convertible at market rates at the time of conversion) bearing interest at 8% per annum maturing on May 31, 2008. This debenture was combined with accrued liabilities and rolled into a new 6% convertible debenture maturing on June 1, 2010 and is considered to be long term debt. Accrued interest to May 31, 2008 was $234,091

The following table summarizes the position of notes, debentures and amounts due to related parties at May 31, 2008:

Related Parties	Principal Outstanding on May31, 2008	Interest Accrued to May 31, 2008
Convertible short-term notes	$781,386	132,482
Non-convertible short-term note	224,495	-
Debenture	339,999	26,769
Subscription deposit [shares to be issued]	289,245	86,640[1]
Total	$1,635,125	245,891

Note 1: Accrued interest reflected as Imputed interest in Equity summary

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

For the year ending May 31, 2008 the Company did not have any lease or other long term commitments and management was not aware of any contingencies not already provided for. The Company currently rents office, warehouse, storage and demonstration space in Vancouver and demonstration space in Phoenix on a month-to-month basis. This arrangement is expected to continue for the foreseeable future.

NOTE 9 – CONCENTRATION OF CREDIT RISK

Cash

The Company maintains cash balances at two banks.  Accounts at each institution are insured by the Canadian Depository Insurance up to $60,000 in Canadian funds.  At May 31, 2008 and 2007, no account exceeded this limit.

NOTE 10 – NOTES AND DEBENTURES PAYABLE

Short-term Notes

During the twelve months ended May 31, 2007, the Company’s officers loaned the Company $210,697 in the form of an unsecured non-interest bearing short-term note to fund continuing operations and to facilitate the acquisition of MCM Integrated Technologies Ltd. (see note 7).

During the twelve months ended May 31, 2008, the Company’s officers loaned the Company $58,484 in the form of an unsecured short-term note to fund continuing operations (see note 7). As at May 31, 2008 the following notes were due on demand or within the coming 12 months:

Notes and Debentures	Principal Amount at May 31, 2008	Weighted Average Interest Rate	Accrued Interest at May 31, 2008
Related Party short term	$1005,881	6.1%	$219,122
Related Party long term	339,999	8.0%	26,769
Third Party short term	85,828	7.6%	27,592
Third Party long term	801,746	6.0%	74,133
Total	$2,522,699	6.4%	$270,176

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

Loans and Debentures

During the year ended May 31, 2005, a related party funded the Company in the aggregate amount of $846,658.  This funding was in the form of equity ($289,245) and loans payable ($557,413).There are two loans 1) a two year note for $455,862 with an interest rate of 8% per annum collateralized by the Company’s inventory and accounts receivable and convertible into 9,641,500 shares of common stock, and 2) a two year note for $101,551 with an interest rate of 6% per annum.  Accrued interest to May 31, 2007 totaled $100,551. The $289,245 equity funding is to be converted into the Company’s common stock at an average price of $0.03 per share. The funds have accrued an imputed interest of $86,640 at a rate of 8% per annum. Repayment of loans 1 and 2 noted above was in default at the year ended May 31, 2008.

On December 7, 2005, the Company executed a securities purchase agreement with certain accredited investors. Under the agreement, the Company agreed to sell its convertible debentures due three years from the final closing date.  The debenture closing date was extended to February 2011 in February 2008. The principal amount of up to $600,000 bearing interest at the rate of 6% per annum and is convertible into shares of the Company’s common stock at a conversion price for each share of common stock equal to 75% of the lowest closing bid price per share of the common stock for the fifteen trading days immediately preceding the date of conversion.  The company completed the sale of an aggregate of $555,000 in Debentures under the Purchase Agreement which resulted in net proceeds of $424,850. The face value of the Debenture was recorded as a note payable. The difference between the Debenture face value and the proceeds received was for preferred financing fees in the amount of $130,150. These fees have been recorded as debt discount and are being accreted over a 5 year period. The Company also recorded as paid in capital a beneficial conversion feature on the debentures as a discount on the debt in the amount of $424,850. This discount is being accreted over the extended 5 year term of the debenture.

During the year ended May 31, 2006 an existing related party debenture in the amount of $161,000 was amalgamated with short term debt into a new debenture in the amount $320,000 bearing an interest rate of 8% and the Company executed a purchase agreement with an accredited investor for a $50,000 debenture under terms similar to the $555,000 debentures noted above with the exception of a 10% interest rate and a two year term. In February 2008 the term of this debenture was extended to May 2009. This debenture did not bear any fees and the Company has recorded a beneficial conversion feature on the face value of the debenture discounted over the extended 3 year term.

In February 2008 the Company negotiated payment of accrued liabilities totaling $460,000 in the form of a debenture bearing an interest rate of 6% maturing on June 1, 2010. The debenture is convertible into shares of common stock at a conversion price for each share of common stock equal to  the lowest closing bid price per share of the common stock for the 5 trading days immediately preceding the date of conversion.

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

Future principal payments on notes and debentures payable in the years ending May 31, 2008 through 2012 are as follows:

Fiscal Year	Principal	Discount as applicable to debenture portion of principal	Balance Sheet
2009	$1,095,959	4,250	$1,091,709
2010	$799,998		$799,998
2011	$453,480	111,733	$341,747
2012	-
2013	-
Total	$2,349,437	115,983	$2,233,454

The following table summarizes the outstanding principal, debt discount and accretion of preferred financing fees associated with the $555,000 and $50,000 debentures at May 31, 2008

Note Payable	Due	Conversions at May 31, 2008	Balance at end of period	Remaining debt discount	Remaining deferred financing	Discounted Value	Accrued interest
$555,000	FY 2011	101,520	453,480	85,531	26,202	$341,747	$74,133
$50,000	FY 2009	7,000	43,000	4,249	-	$38,751	$9,042

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

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

Description	December 8, 2006

Assets:
Cash and Deposits	$50,962
Trade receivables	55,630
Inventory	11,625
Property and equipment	138,962
Other Assets	16,365
Goodwill	241,676
Total assets acquired	515,223
Liabilities:
Accounts payable and accrued expenses	59,800
Revolving credit lines	174,725
Total liabilities	234,525
Net assets acquired	$280,695

Represented by:
Common Stock issued at closing	$150,000
Note payable	130,695
$280,695

NOTE 12 – DISCONTINUED OPERATIONS

At May 31, 2008, assets and liabilities from discontinued operations consisted of:

Description	May 31, 2008

Inventory net of reserve	$-
Accounts receivable remaining from discontinued operations	5,672
Total assets related to discontinued operations	5,672
Accounts Payable Trade	350,774
Total liabilities related to discontinued operations	$350,774

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

At May 31, 2008 the Company believes that the probability of disposing of residual inventory at or above cost and collecting these receivables net of the reserve for doubtful accounts remains high but the timing to achieve liquidation is uncertain. The Company has taken a reserve against the value and has recorded a onetime charge of $106,531 equal to the book value of home décor inventory as at May 31, 2008. The noted accounts payable are substantially in dispute and the Company believes they will not be paid in full. However, the Company has reserved these payables at their full value. As the inventory is disposed, receivables collected, and payables reduced the Company will record a gain (loss) in the period of activity.

During the year ended May 31, 2008, the Company sold inventory with a book value of $12,023 for $18,160 and recognized other income of $4,013. The loss from discontinued operations, recorded for the year ended May 31, 2008, include the costs of liquidating inventory, reducing staff and closing office and warehouse space, renting temporary warehouse space for remaining home décor inventory and office equipment, legal, professional and staff time related to eliminating and reducing liabilities associated with discontinued operations, accretion of beneficial conversion and financing fee discount and interest charges associated with historical financings related to home décor inventory support.

NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management has determined that SFAS No. 157 had no impact to us in the fiscal year ended May 31, 2008.

In July 2002, “The Public Company Accounting Reform and Investor Protection Act of 2002” (the “Sarbanes-Oxley Act”) was enacted.  Section 404 of the Sarbanes-Oxley Act stipulates that public companies must take responsibility for maintaining an effective system of internal control.  The Sarbanes-Oxley Act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attestation report from their independent registered public accounting firm about management’s report.  The Sarbanes-Oxley Act requires most public companies (large accelerated and accelerated filers) to report on their internal control over financial reporting for years ending on or after November 15, 2004.  Other public companies (non-accelerated filers) must begin to comply with the new requirements related to internal control over financial reporting for their first year ending on or after July 15, 2007 under the latest extension granted by the SEC.  The SEC recently extended the compliance date for non-accelerated filers to include a report on effectiveness of controls over financial reporting to the year ending on or after December 15, 2007, and has extended the date by which non-accelerated filers must file an auditor’s attestation report on internal controls over financial reporting in their annual reports until the first annual report for a fiscal year ending on or after December 15, 2008.  We are a non-accelerated filer and we expect to be able to comply with these filing requirements.

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

May 31, 2008

FIN 48 is effective for fiscal years beginning after December 15, 2006. We have determined that the adoption of FIN 48 did not have an impact on our financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Section N to Topic 1, titled “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the evaluation of prior-year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption should either approach result in quantifying an error that is material in light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative-effect adjustment to beginning retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with FAS 154. SAB 108 is effective for us on May 31, 2007 with earlier adoption encouraged. Management has determined that SAB 108 had no impact to us in the fiscal year ended May 31, 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets & Financial Liabilities — Including an Amendment of SFAS No. 115,” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option.  SFAS 159 will become effective for fiscal years beginning after November 15, 2007. Management has determined that the adoption of SFAS 159 had no impact to us in the fiscal year ended May 31, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R is a revision to SFAS No. 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the “purchase accounting” method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS No.141R retains the fundamental requirement of SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. SFAS No. 141R is not expected to have an impact on the Company's results of operations, financial condition or liquidity.

The FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” in December 2007.   This statement amends ARB No. 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries.  Non-controlling interest will be reported as part of equity in the consolidated financial statements.  Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions.  Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings.  SFAS No. 160 is effective for periods beginning after December 15, 2008.  SFAS No. 160 is not expected to have an impact on the Company's results of operations, financial condition or liquidity.

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

In March 2008 the FASB also issued SFAS No. 161 “Disclosures About Derivatives Instruments and Hedging Activities”.  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged.  SFAS No. 161 is not expected to have an impact on the Company's results of operations, financial condition or liquidity.

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, "Goodwill and Other Intangible Assets." The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, "Business Combinations." The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. FAS No. 142-3 is not expected to have an impact on the Company's results of operations, financial condition or liquidity.

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS)No. 69, "The Meaning of Present in Conformity With GAAP," FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with GAAP," and is not expected to have any impact on the Company's results of operations, financial condition or liquidity.

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 163, Accounting for Financial Guarantee Insurance Contracts. The new standard clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of the Statement. FAS No. 163 is not expected to have an impact on the Company's results of operations, financial condition or liquidity.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company's results of operations, financial condition or liquidity.

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

NOTE 14 - SUBSEQUENT EVENTS

On August 20, 2008 the Company received clearance from the SEC for filing a Definitive Information Statement for proposed amendments to the Company’s Articles of Incorporation. On August 25, 2008 the Company filed a Definitive Information Statement on Schedule 14C and on August 26, 2008 provided a copy of the Information Statement to shareholders of record of the Company’s common stock, par value $0.001 per share, on the record date as determined by the Company’s board of directors to be the close of business on July 10, 2008. It is anticipated that the Company’s Articles of Incorporation will be amended by the end of September 2008. On August 29, 2008 the Company became eligible for relisting on the NASD Over the Counter Bulletin Board (OTCBB) exchange through the filing of Form 15C2-11. The Company intends to initiate the steps required to file Form 15C2-11 as soon as possible following the filing of its 10KSB annual report for the year ending May 31, 2008.

NOTE 15 – CHANGES IN PRESENTATION OF COMPARATIVE STATEMENTS

The presentation of certain amounts for previous periods has been reclassified to conform to the presentation adopted for the current period.

NOTE 16 – INVESTMENTS

The Company has recorded an investment in a private company under long term assets. This investment is recorded at cost, was reviewed by the Company’s management and found to be un-impaired.

ITEM  8.   CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-KSB, an evaluation was carried out by our management, with the participation of the Chief Executive and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of May 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive and Principal Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting. Our company's internal control over financial reporting is a process, under the supervision of the Chief Executive an Principal Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 8B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their ages as of September 13, 2008 are as follows:

NAME	AGE	POSITION

Michael F. Holloran	60	President, CEO and Director
Murat Erbatur	58	Director

MICHAEL F. HOLLORAN, PRESIDENT AND CEO

Michael Holloran was elected a director effective August of 2000 and accepted the position of President & CEO of ILC on August 4, 2000. He brings to ILC a wealth of senior management experience spanning 34 years, including 22 years with the Beak International Group and long-term involvement spearheading strategic corporate expansion into key international markets, primarily within Southeast Asia. He has served as a technical advisor to the Asian Development Bank, the governments of Indonesia, Malaysia and the Philippines. He has held outside Directorships, Advisory Board and committee memberships at several prominent North American institutions. He has a Masters of Chemical Engineering degree from McMaster University, a Bachelor of Science (Honors) degree in Applied Mathematics and Chemistry from the University of Waterloo and a Management Studies diploma from Sheridan College.

MURAT ERBATUR, DIRECTOR

Murat F. Erbatur founded and is currently President and CEO of MCM Integrated Technologies Ltd and ScanTech Imaging Corp. MCM is one of the leading providers of information technology products and services. ScanTech Imaging Corp. is the market leader in fillable and linkable forms for the mutual fund industry. Mr. Erbatur has held these positions for the past 12 years and 10 years respectively. Mr. Erbatur has spent most of his 35-year professional career in computers and their applications in technical and business environments. His career includes 11 years with Swan Wooster Engineering, three years as Vice President of Engineering Software Development Corp, two years as Director of Marketing with REBIS Industrial Work Group Software and six years with Simons International as Manager, Computer Applications.  Mr. Erbatur received a B.Sc. degree in Civil Engineering from Robert College (Istanbul, Turkey) in 1972 and a Masters degree in Engineering from University of British Columbia in 1973.

Our directors are elected by the stockholders and our officers are appointed by our board of directors. Our officers hold office until their successors are elected and qualified. Vacancies in our board are filled by the board itself.  There are currently two vacancies on our board of directors.

Audit Committee

We do not have an audit committee separate from the board of directors. All financial information is reviewed by the collective senior management and the full board of directors of the Company. It is the goal of the Company to establish a formal audit committee to include an independent “financial expert” member as defined in the rules of the Securities and Exchange Commission.  However, our efforts-to-date to include an independent expert have been significantly impaired by the  small size of the Company and its limited ability to attract and secure participation of an independent “financial expert”.

Corporate Code of Conduct

In June 2007 we adopted a Code of Ethics for senior financial management to promote honest and ethical conduct and to deter wrongdoing.  This Code applies to our President, Chief Executive Officer and Principal

Financial Officer, Directors, controller, and other employees performing similar functions.  The obligations of the Code of Ethics supplement, but do not replace, any other code of conduct or ethics policy applicable to our employees generally.

Under the Code of Ethics, all members of the senior financial management shall:

•

Act honestly and ethically in the performance of their duties at our company,

•

Avoid actual or apparent conflicts of interest between personal and professional relationships,

•

Provide full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications by our company,

•

Comply with rules and regulations of federal, state and local governments and other private and public regulatory agencies that affect the conduct of our business and our financial reporting,

•

Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing the member’s independent judgment to be subordinated,

•

Respect the confidentiality of information acquired in the course of work, except when authorized or legally obtained to disclosure such information,

•

Share knowledge and maintain skills relevant to carrying out the member’s duties within our company,

•

Proactively promote ethical behavior as a responsible partner among peers and colleagues in the work environment and community,

•

Achieve responsible use of and control over all assets and resources of our company entrusted to the member, and Promptly bring to the attention of the Chief Executive Officer any information concerning:

I.

significant deficiencies in the design or operating of internal controls which could adversely to record, process, summarize and report financial date or

II.

any fraud, whether or not material, that involves management or other employees who have a significant role in our financial reporting or internal controls.

We will provide a copy of the Code of to any person without charge, upon request.  Requests can be sent to Intelligent Living Corp. Suite 221, 2323 Quebec Street, Vancouver BC V5T4S7.

There are no family relationships between any of our executive officers and/or directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We believe that during the fiscal year ended May 31, 2008, Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were satisfied.

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form

Michael F. Holloran, President & CEO	0	0	0
Thomas A. Simons	0	0	0
Murat Erbatur	0	0	0

ITEM  10.     EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual compensation for services in all capacities to us for the years ended May 31, 2008 and May 31, 2007:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards [issued and pending] ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen- Sation (i)	Total ($) (j)
M Holloran	2008	$0	$0	$120,000	$0	$0	$0	$0	$120,000
	2007	$19,577	$0	$100,423	$0	$0	$0	$0	$120,000
M Erbatur	2008	$0	$0	$0	$0	$0	$0	$0	$0

Mr. Holloran's annual contract amount of $120,000 is paid in combination of cash and stock. The amount of stock due is calculated monthly based on the amount of unpaid compensation and the lowest closing price of the Company’s shares within the month.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No options/SARs were granted in the fiscal year ended May 31, 2008.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

No officer or Director hold or exercised any options in the fiscal year ended May 31, 2008.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 13, 2008, information concerning the beneficial ownership of the our Common Stock by (i) each person who is known by us to own beneficially more than 5% of our Common Stock, (ii) each of our directors and officers, and (iii) all of our directors and executive officers as a group.

Title of	Name and Address	Amount and Nature		% of
Class	of Beneficial Owner	of Beneficial Ownership		Class

Common	Michael F. Holloran	112,785,117	Direct	23%
Stock	c/o Suite 221, 2323 Quebec St.
	Vancouver, B.C. V5T 4S7

	Thomas A. Simons (1)	94,335,864	Direct	19%
	3685 Cameron Street
	Vancouver, B.C. V6R 1A1

	Murat Erbatur	30,000,000	Direct	6%
	c/o Suite 221, 2323 Quebec St.
	Vancouver, B.C. V5T 4S7

	All officers and directors
	as a Group (2 persons)	142,785,117 shares	s	29%

(1) In addition to 94,335,864 shares owned directly, Mr. Simons holds a note presently convertible into 9,000,000 shares of common stock.

Changes in Control

There are no arrangements that may result in a change in control of the Registrant.

ITEM  12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our By-Laws include a provision regarding related party transactions which requires that each participant to such transaction identify all direct and indirect interests to be derived as a result of the Company's entering into the related transaction. A majority of the disinterested members of the board of directors must approve any related party transaction. We have an employment contract with Michael F. Holloran, our Chairman and CEO, providing for annual compensation of $120,000, and expiring on June 13, 2009.

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

ITEM  13.     EXHIBITS

The following Exhibits are filed by attachment to this Annual Report on Form 10-KSB:

EXHIBIT
NUMBER	DESCRIPTION

23	Consent of Chisholm Bierwolf & Nilson, LLC
31	Certification of Michael F. Holloran Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002, filed herewith.
32	Certification of Michael F. Holloran Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filings set forth below:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation	3.1 in Form 10-SB dated Feb 2, 1999
3.11	By-Laws	3.11 in Form 10-SB dated Feb 2, 1999
4.2	Form of 12% Convertible debenture	4.2 in Form 10-KSB dated Aug 21, 2001
4.3	Form of Stock Purchase Warrant	4.3 in Form 10-KSB dated Aug 21, 2001
4.4	Stock Purchase Agreement, between	4.4 in Form SB-2 dated May 17, 2002
Company and IFG Private Equity LLC
4.5	Commitment Warrant to IFG	4.5 in Form SB-2 dated May 17, 2002
Private Equity LLC
4.6	Registration Rights Agreement, between	4.6 in Form SB-2 dated May 17, 2002
Company and IFG Private Equity LLC
4.7	1998 Directors' & Officers' Stock Option Plan	99.1 in Form S-8 dated Feb 29, 1999
4.8	1999 Stock Option Plan	99.2 in Form S-8 dated Feb 29, 1999
4.9	2001 Stock Option Plan	4.7 in Form S-8 filed November 27, 2001
4.10	2003 Stock Option Plan	4.8 in Form S-8 filed October 25, 2002
4.11	2005 Stock Option Plan	4.8 in Form S-8 filed July 28, 2005
4.12	2006 Stock Option Plan	4.8 in Form S-8 filed April 28, 2006
4.13	2007 Stock Option Plan	4.8 in Form S-8 filed April 13, 2007
10.3	M. Page-Consulting Agreement	10.3 in Form 10-SB dated Feb 2, 1999
10.4	C. Parfitt-Consulting Agreement	10.4 in Form 10-SB dated Feb 2, 1999
10.6	Office lease dated Aug 27, 1998	10.6 in Form 10-SB dated Apr 21, 1999
10.7	Office lease dated Dec 22, 1998	10.7 in Form 10-SB dated Apr 21, 1999
10.8	Wolnosc International-Consulting Agreement	10.8 in Form 10-SB dated Aug 29, 2000
10.9	Office lease dated Jan 1, 2000	10.9 in Form 10-SB dated Aug 29, 2000
10.10	Capital Lease Agreement	10.10 in Form 10-SB dated Aug 29, 2000
10.11	Michael F. Holloran - Consulting Agreement	10.11 in Form 10-KSB dated Aug 21, 2001
10.12	Sublease Agreement of Company's offices dated August 7, 2001	10.12 in Form 10-QSB dated Oct 15, 2001
10.13	Addendum to the Sublease dated August 22, 2001	10.13 in Form 10-QSB dated Oct 15, 2001
10.14	Paul Morford Consulting Agreement	10.14 in Form 10-QSB dated Oct 15,
2001
10.15	8% Secured Convertible Promissory	4.7 in Form 8-K dated January 4,
	Note due December 31, 2006	2005
10.16	Securities Purchase Agreement, dated	10.15 in Form 8-K dated January 13,
	December 7, 2005, by and among the	2006
Company and the holders of the Company’s
6% Convertible Debentures, with the form
of Debenture attached
10.17	Registration Rights Agreement, dated	10.16 in Form 8-K dated January 13, 2006
December 7, 2005, by and among the
Company and the Holders of the 6%
Convertible Debentures
10.18	Walther-Glas Investment Agreement	10.16 Form 10-KSB/A2 dated July 18, 2008
21	List of Subsidiaries	21 in Form 10-SB dated Aug 29, 2000

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)

Audit related fees for audit Year ended May 31, 2008: $18,000

(2)

Audit related fees for audit Year ended May 31, 2007: $24,000

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

Dated:  September 15, 2007

               Intelligent Living Corp

               By:  /s/ Michael F. Holloran

                    -----------------------------

                    Michael F. Holloran,

                    President, Chief Executive Officer, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 15, 2008.

     SIGNATURE                              CAPACITY

________________________________________________________________________

/s/  Michael F. Holloran                President, Chief Executive Officer, Principal Financial Officer and Director

_____________________

     Michael F. Holloran

/s/  Murat Erbatur

_____________________             Director

     Murat Erbatur