Form 10-Q
period 2008-08-31
Intelligent Living Corp
filed 2008-10-20
CIK 1073362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission file number: 000-25335

INTELLIGENT LIVING CORP.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

88-0409024
(I.R.S. Employer Identification Number)

SUITE 221, 2323 QUEBEC STREET
Vancouver, BC
V5T 4S7
(Address including zip code of principal executive offices)

Issuer’s telephone number: (604) 876-7494

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

As of August 31, 2008, the registrant had outstanding 487,990,256 shares of its $.001 par value Common Stock.

Transitional Small Business Disclosure Format: Yes☐  No ☑

INTELLIGENT LIVING CORP.

FORM 10Q

For the Quarterly period ended August 31, 2008

TABLE OF CONTENTS

Page

PART  I  FINANCIAL  INFORMATION

3

ITEM  1  Unaudited  Consolidated  Financial Statements

Consolidated Balance Sheets as of August 31, 2008 (Unaudited) and May 31, 2008

3

Consolidated Statements of Operations for the Three Months ended  August 31, 2008 and  2007  (Unaudited)

4

Consolidated Statements of Cash Flows for the Three Months ended August 31, 2008 and  2007 (Unaudited)

5

Condensed Notes to Consolidated Interim Financial Statements

6

ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of

Continuing and Future Plan of Operation

19

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk

23

ITEM 4T  Controls and Procedures

25

PART II  OTHER  INFORMATION

25

ITEM 1  Legal Proceedings

25

ITEM 1A  Risk Factors

25

ITEM 2  Unregistered Sales of Equity Securities and Use of Proceeds

25

ITEM 3  Defaults Upon Senior Securities

25

ITEM 4  Submission of Matters to a Vote of Security Holders

25

ITEM 5  Other Information

25

ITEM 6  Exhibits

25

SIGNATURE PAGE

26

PART  I.  FINANCIAL  INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTELLIGENT LIVING CORP.
CONSOLIDATED BALANCE SHEETS
	August 31	May 31
	2008	2008
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash	$4,486	$9,369
Accounts Receivable	31,210	41,321
Prepaid expenses	3,885	4,166
Inventory	58,923	54,166
Employee expense advances	2,633	2,652
GST/PST tax refundable (payable)	-	83
TOTAL CURRENT ASSETS	$101,137	$111,757
PROPERTY & EQUIPMENT, NET	125,790	148,001
OTHER ASSETS
Deposits	842	902
Investment	37,595	40,309
Goodwill MCM	241,860	243,361
Other assets	14,340	15,375
TOTAL OTHER ASSETS	294,637	299,947
TOTAL ASSETS	$521,564	$559,705

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Bank Overdraft	39,744	50,684
Accounts payable	347,837	389,895
Accrued liabilities	218,175	225,633
Accrued interest	270,703	270,176
Subscription Deposit	289,245	289,245
Short Term Note	101,593	85,828
Short Term Notes - Related Parties	795,818	1,005,881
TOTAL CURRENT LIABILITIES	$2,063,115	$2,317,342
LONG-TERM LIABILITIES
Debentures and Loans	1,139,692	801,746
Debentures and Loans - Related Parties	273,225	339,999
TOTAL LONG TERM LIABILITIES	1,412,917	1,141,745
TOTAL LIABILITIES	3,476,032	3,459,087

STOCKHOLDERS' (DEFICIT)
Common Stock, 500,000,000 shares authorized,
$0.001 par value; 487,990,246 shares issued and outstanding at close of quarter ending August 31,2008 and year ending May 31, 2008	487,990	487,990
Additional paid in capital	10,456,831	10,451,046
Accumulated Deficit	(13,850,097)	(13,776,661)
Accumulated other Comprehensive Income (Loss)	(49,192)	(61,757)
TOTAL STOCKHOLDERS' (DEFICIT)	$(2,954,468)	$(2,899,382)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$521,564	$559,705

See accompanying condensed notes to the financial statements.

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	3 months ending August 31
	2008	2007
	(unaudited)	(unaudited)
Revenues
Smart-Home products and services	$60,104	100,905

Cost of revenues
Intelligent Home: Equipment & Services	22,770	52,693

Gross profit	37,334	48,212

Expenses
Selling expense	1,625	884
Salaries	16,589	17,053
Depreciation	7,699	6,876
Office & Admin	15,926	25,296
TOTAL OPERATING EXPENSES	41,839	50,109

GAIN (Loss) from operations	(4,505)	(1,897)

Other income (expense)
Interest expense	(5,994)	(5,700)
TOTAL OTHER INCOME (EXPENSE)	(5,994)	(5,700)

GAIN (LOSS) FROM CONTINUING OPERATIONS	(10,499)	(7,596)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	(62,937)	(109,868)

NET LOSS BEFORE INCOME TAX	(73,436)	(117,465)
INCOME TAX EXPENSE	-	-

NET LOSS	$(73,436)	$(117,465)
EARNINGS PER SHARE BASIC AND DILUTED
(Loss) income per share from continuing operations	(0.00)	(0.00)
(Loss) per share from discontinued operations	(0.00)	(0.00)
Net (Loss) per share	(0.00)	(0.00)
Weighted average number of common stock shares outstanding, basic and diluted	487,990,246	129,109,570
OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	12,565	(995)

Comprehensive gain (loss)	$(60,871)	$(118,459)

See accompanying condensed notes to the financial statements

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW
		3 Months Ended August 31
		2008	2007
		(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(73,436)	$(117,465)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization of debt discount		12,236	53,512
Services paid by issuance of common stock			31,000
Depreciation		13,979	12,948
Imputed Interest		5,785	5,785
Decrease (increase), net of acquisition, in:
Accounts receivable		10,111	(12,363)
Prepaid expenses		281	(604)
Inventory		(4,757)	1,241
Investment			(439)
Other assets		-	(168)
Increase (decrease), net of acquisition, in:
Accrued liabilities and accrued interest		29,095	(8,043)
Employee advance receivable		19	(3)
Accounts payable		(28,859)	21,001
GST tax refundable		83	24
Bank overdraft		(10,940)	4,301
Net cash used in operating activities		(46,403)	(9,275)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits			(21)
Net cash used in investing activities		-	(21)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans, related party		13,910	1,974
Repayment of loans, related party			-
Proceeds from loans		15,045	-
Net cash provided by financing activities		28,955	1,974
Net increase (decrease) in cash		(17,448)	(7,323)
Foreign currency translation gain (loss)		12,565	(995)

Cash, beginning of period		9,369	17,075
Cash, end of period		$4,486	$8,758

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$		$11,232
Income taxes		$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued liabilities paid in common stock	$		$31,000
Accrued liabilities converted to notes payable		$36,027
Common stock issued for debt and interest	$		$15,250

See accompanying condensed notes to the financial statements

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

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

Prior to the acquisition of MCM the Company was engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In July 2006, as a result of a breach of the Company’s exclusivity agreement with its principal supplier by its principal supplier and other production related issues the board of directors began an evaluation of alternative business models and opportunities. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process continued through the quarter ended August 31, 2008. Liquidation of the Company’s home décor inventory has been slower than expected principally as a result of the slowdown of the US economy competition from suppliers of similar product to the US home décor wholesale market.

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

Results from ongoing operations reported for the 3 months ended August 31, 2008 and 2007 relate to sales, marketing and support of home automation and energy efficiency products and services. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include the costs of liquidating inventory, reducing staff and closing office and warehouse space, renting temporary warehouse space for remaining home décor inventory and office equipment, legal, professional and staff time related to eliminating and reducing liabilities associated with discontinued operations,

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

(Unaudited)

accretion of beneficial conversion and financing fee discount and interest charges associated with historical financings related to home décor inventory support..

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

On August 20, 2008 the Company received clearance from the SEC for filing a Definitive Information Statement for proposed amendments to the Company’s Articles of Incorporation. On August 22, 2008 the Company received correspondence from the Securities and Exchange Commission (SEC) advising that they had no further comments on the Company’s annual report on Form 10-KSB/A for fiscal year ended May 31, 2005 filed July 18, 2005. As at August 31, 2008 there are no outstanding comments on the Company’s SEC filings. On August 25, 2008 the Company filed a Definitive Information Statement on Schedule 14C and on August 26, 2008 provided a copy of the Information Statement to shareholders of record of the Company’s common stock, par value $0.001 per share, on the record date as determined by the Company’s board of directors to be the close of business on July 10, 2008. On August 29, 2008 the Company became eligible for relisting on the NASD Over the Counter Bulletin Board (OTCBB) exchange through the filing of Form 15C2-11. The Company plans to file for such relisting as soon as possible.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended May 31, 2008. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

(Unaudited)

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At August 31, 2008, the Company has a working capital deficit of approximately $1,961,978, an accumulated deficit of approximately $13,850,098 and negative cash flows from consolidated operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (hereinafter “SFAS No. 130”).  SFAS No. 130 established standards for reporting and displaying comprehensive income, its components and accumulated balances.  SFAS No. 130 is effective for periods beginning after December 15, 1997.  The Company has adopted this accounting standard and for the quarter ending August 31, 2008 reported a comprehensive loss of $49,192 resulting from the conversion of Canadian dollar subsidiaries into US dollars. For the quarter ending August 31, 2008 the accumulated comprehensive gain due to the conversion of Canadian dollar subsidiaries into US dollars was $12,565.

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

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

(Unaudited)

Accounts Receivable

The Company carries its accounts receivable at net realizable value.  The Company is in the process of developing a policy for recognizing doubtful accounts.  A receivable is considered past due if the Company does not receive payment within 30 days. The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions.  At August 31, 2008 and 2007, there was no allowance for doubtful accounts.

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

Inventory at August 31, 2008 consisted of a variety of home automation equipment, inventory at August 31, 2007 consisted of a variety of home automation equipment and home décor products. Home décor inventories are recorded using the specific identification method and valued at the lower of recorded cost or market value. Home automation inventory consisting of manufactured products is recorded using the first in first out method and valued at the lower of recorded cost or market value. On May 31, 2008 the Company began recognizing a reserve for potential inventory obsolescence. The recorded cost of inventory was $158,002 at August 31, 2008, and $154,226 at August 31, 2007. A reserve of $99,079 was recorded at August 31, 2008 to cover the full recorded cost of home décor product. There were no reserves recorded for home automation inventory for the period ended August 31, 2007.

Inventory	Recorded Cost August 31,
	2008	2007
Home automation equipment	$58,923	$46,811
Home décor products	$99,079	$107,415
Total Recorded Cost	$158,002	$154,226
	Reserve
Home automation equipment	-	-
Home décor products	$99,079	-
Total Inventory net of reserve	$58,923	$154,226

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

August 31, 2008

(Unaudited)

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

Goodwill

Goodwill is calculated as the excess of the fair value of consideration paid over the fair value of tangible and intangible assets acquired and liabilities assumed. Goodwill will be tested for impairment annually according to FAS 142. An impairment test would also be performed in any period in which events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment would be recognized at that time, to the extent that the carrying amount exceeds the undiscounted future net cash flows expected from its use. The Company recorded goodwill in the amount of $241,676 related to the acquisition of MCM Integrated Technologies, Ltd. Management reviewed Goodwill and found that there was no impairment for the period ended August 31, 2008 and no expense has been recognized

Earnings per Share

The Company has adopted Statement of Financial Accounting Standards Statement No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of common shares outstanding.  Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

	For the Three Months Ended August 31,
(in thousands)	2008	2007
Gain (Loss) from continuing operations	$(10.4)	$(7.6)
Gain (Loss) from discontinued operations	(62.9)	(109.9)
Net gain (loss) income	$(73.4)	$(117.5)

Weighted average shares outstanding:

basic and dilutive	487,990,246	129,109,570
Effect of dilutive securities:
stock options	—	—
Convertible note	—	—
diluted	487,990,246	129,109,570

Gain (Loss) per share from continuing operations: basic and diluted	$(0.00)	$(0.00)
Gain (Loss) per share from discontinued operations: basic and diluted	$(0.00)	$(0.00)
Net (loss) income per share: basic and diluted	$(0.00)	$(0.00)

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

(Unaudited)

The following potential common shares have been excluded from the computation of diluted net income per share for the quarter ended August 31, 2008 because their inclusion would have been antidilutive:

For the Quarter Ended August 31, 2008
Convertible note related parties	14,321,255,673

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

August 31, 2008

(Unaudited)

Recent Accounting Pronouncements

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

August 31, 2008

(Unaudited)

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

NOTE 3 - COMMON STOCK

No shares were issued during the three months ended August 31, 2008.

NOTE 4 – COMMON STOCK OPTIONS

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

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

(Unaudited)

During the years ended May 31, 2006 through 2008 and the three months ended August 31, 2008 the Company did not issue any new common stock options. Additionally, no options were exercised, and all options previously granted expired. The following is a summary of the Company’s common stock option plans:

	Number of shares	Weighted Average Exercise Price
Options outstanding and exercisable at May 31, 2006	55,000	$1.00
Options expired	55,000	$1.00
Options granted	-	-
Options outstanding and exercisable at May 31, 2007	-	$-
Options expired	-	-
Options granted	-	-
Options outstanding and exercisable at May 31, 2008	-	$-
Options expired	-	-
Options granted	-	-
Options outstanding and exercisable at Aug 31, 2008	-	$-

During the years ended May 31, 2007 and 2008 and the three months ended August 31, 2008 the Company did not issue any new common stock warrants. Additionally, no warrants were exercised, and all warrants previously granted expired in June 2008. The following is a summary of the Company's common stock warrants:

	Number of shares Outstanding	Weighted average remaining contractual life	Weighted Average Exercise Price
Warrants outstanding and exercisable at May 31, 2006	5,333,333	2	$0.03
Warrants expired	-		-
Warrants granted	-		-
Warrants outstanding and exercisable at May 31, 2007	5,333,333	1	$0.03
Warrants expired	-		-
Warrants granted	-		-
Warrants outstanding and exercisable at May 31, 2008	5,333,333	0	$0.03
Warrants expired	5,333,333		-
Warrants granted	-		-
Warrants outstanding and exercisable at Aug 31, 2008	-		-

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

(Unaudited)

NOTE 5 – RELATED PARTIES (NOTES AND DEBENTURES PAYABLE RELATED PARTY)

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

During the year ended May 31, 2007, one of the Company’s officers loaned the Company $210,697 which was uncollateralized, due on demand and did not bear interest. The Company repaid $47,931 to its officer in cash during the year ended May 31, 2007.

During the year ended May 31, 2008, the Company’s officers loaned the Company $58,484 which was uncollateralized and due on demand. The Company repaid $8,041 to its officers in cash and $4,093 of accrued interest in cash during the year ended May 31, 2008. The Company paid $45,000 of accrued interest in restricted common shares to related parties during the year ended May 31, 2008. During the three months ended August 31, 2008 the Company’s officers loaned the Company $13,910, which was uncollateralized and due on demand, and $26,773 of accrued interest and $300,000 of principal was re-classified to a $326,773 third party debenture. Total outstanding related party debt [principal plus accrued and imputed interest] for the period ended August 31, 2008 and 2007 was respectively $1,588,692 and $1,630,710.

The Company had convertible and non-convertible short-term loans, subscription deposits (shares to be issued) outstanding to corporate officers and related parties at August 31, 2008. These are unsecured, bear interest at rates of 0% to 8% per annum and are due on demand. On June 3, 2008 an existing debenture was combined with accrued liabilities into a new 6% convertible debenture maturing on June 1, 2010. Accrued and imputed interest to August 31, 2008 was $230,404

The following table summarizes the position of notes, debentures and amounts due to related parties at August 31, 2008:

Related Parties	Principal Outstanding on Aug 31, 2008	Interest Accrued to Aug 31, 2008
Convertible short-term notes	$558,224	131,338
Non-convertible short-term note	237,594	-
Debenture	273,225	6,636
Subscription deposit [shares to be issued]	289,245	92,430[1]
Total	$1,358,288	230,404

Note 1: Accrued interest reflected as Imputed interest in Equity summary

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

(Unaudited)

NOTE 6 – NOTES AND DEBENTURES PAYABLE

Short-term Notes

During the twelve months ended May 31, 2007, the Company’s officers loaned the Company $210,697 in the form of an unsecured non-interest bearing short-term note to fund continuing operations and to facilitate the acquisition of MCM Integrated Technologies Ltd. (see note 7).

During the twelve months ended May 31, 2008, the Company’s officers loaned the Company $58,484 in the form of an unsecured short-term note to fund continuing operations During the three months ended August 31, 2008, the Company received $811 from its officers (see note 5) and $15,045 from a third party in the form of an unsecured short-term notes to fund continuing operations. As at August 31, 2008 the following notes were due on demand or within the coming 12 months:

Notes and Debentures	Principal Amount at Aug 31, 2008	Weighted Average Interest Rate	Accrued and Imputed Interest at Aug 31,2008
Related Party short term	$1,085,063	8.7%	$230,404
Third Party short term	101,593	6.5%	30,792
Total	$1,186,656	8.5%	$261,196

Loans and Debentures

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

In June 2008 the Company negotiated the rollover and re-classification of mature debentures and accrued interest totaling $599,998 into two new debentures: a third party debenture in the amount of $326,773 and a related party debenture in the amount of $273,225. The debentures are due in June 2010 and are convertible into shares of common stock at a conversion price for each share of common stock equal to the lowest closing bid price per share of the common stock for the 20 trading days immediately preceding the date of conversion. The Company determined that there was no beneficial conversion feature associated with these debentures.

Future principal payments on notes and debentures payable in the years ending May 31, 2009 through 2013 are as follows:

Fiscal Year	Principal	Discount as applicable to debenture portion of principal	Balance Sheet
2009	$900,958	3,187	$897,411
2010	$1,059,997		$1,059,997
2011	$453,480	100,560	$352,920
2012	-
2013	-
Total	$2,414,075	103,747	$2,310,328

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

(Unaudited)

The following table summarizes the outstanding principal, debt discount and accretion of preferred financing fees associated with the $555,000 and $50,000 debentures at August 31, 2008

Note Payable	Due	Conversions at Aug 31, 2008	Balance at end of period	Remaining debt discount	Remaining deferred financing	Discounted Value	Accrued interest
$555,000	FY 2011	101,520	453,480	76,978	23,582	$352,920	$80,936
$50,000	FY 2009	7,000	43,000	3,187	-	$39,813	$11,192

NOTE 7 – DISCONTINUED OPERATIONS

At August 31, 2008, assets and liabilities from discontinued operations consisted of:

Description	August 31, 2008

Inventory net of reserve	$-
Accounts receivable remaining from discontinued operations	4,435
Total assets net of reserve related to discontinued operations	4,435

Accounts Payable Trade	323,439
Total liabilities related to discontinued operations	$323,439

At August 31, 2008 the Company believed that the probability of disposing of residual inventory at or above cost and collecting receivables was good but the timing to achieve liquidation is uncertain due to uncertainty in the consumer demand for the Company’s discontinued inventory and the diminished state of the North American home décor market. On May 31, 2008 the Company recorded a reserve against 100 percent of the booked cost of home décor inventory. The above accounts payable are substantially in dispute and the Company believes they will not be paid in full. However, to be conservative the Company has retained these payables at their full value. As the inventory is disposed, receivables collected, and payables reduced the Company will record a gain (loss) in the period of activity.

During the three month period ending August 31, 2008, the Company sold home décor inventory with a book value of $171 for $443 and recognized other income of $272. The loss from discontinued operations, recorded for the three month period ended August 31, 2008, includes the costs of liquidating inventory, reducing staff and closing office and warehouse space, renting temporary warehouse space for remaining home décor inventory and office equipment, legal, professional and staff time related to eliminating and reducing liabilities associated with discontinued operations, accretion of beneficial conversion and financing fee discount and interest charges associated with historical financings related to home décor inventory support.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

(Unaudited)

NOTE 8 - SUBSEQUENT EVENTS

The Company’s Articles of Incorporation were amended effective September 29, 2008. On September 30, 2008 the Company initiated the steps required to file Form 15C2-11.

NOTE 9 – CHANGES IN PRESENTATION OF COMPARATIVE STATEMENTS

The presentation of certain amounts for previous periods has been reclassified to conform to the presentation adopted for the current period.

NOTE 10 – INVESTMENTS

The Company has recorded an investment in a private company under long term assets. This investment is recorded at cost, was reviewed by the Company’s management and found to be un-impaired.

 INTELLIGENT LIVING CORP..

FORM 10-Q

For the Quarterly period ended August 31, 2008

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONTINUING AND FUTURE PLAN OF OPERATION

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

Prior to the acquisition of MCM the Company was engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In July 2006, as a result of a breach of the Company’s exclusivity agreement with its principal supplier by its principal supplier and other production related issues the board of directors began an evaluation of alternative business models and opportunities. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process continued through the quarter ended August 31, 2008. Liquidation of the Company’s home décor inventory has been slower than expected principally as a result of the slowdown of the US economy competition from suppliers of similar product to the US home décor wholesale market.

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

Results from ongoing operations reported for the 3 months ended August 31, 2008 and 2007 relate to sales, marketing and support of home automation and energy efficiency products and services. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include the costs of liquidating inventory, reducing staff and closing office and warehouse space, renting temporary warehouse space for remaining home décor inventory and office equipment, legal, professional and staff time related to eliminating and reducing liabilities associated with discontinued operations, accretion of beneficial conversion and financing fee discount and interest charges associated with historical financings related to home décor inventory support.

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

On August 20, 2008 the Company received clearance from the SEC for filing a Definitive Information Statement for proposed amendments to the Company’s Articles of Incorporation. On August 22, 2008 the Company received correspondence from the Securities and Exchange Commission (SEC) advising that they had no further comments on the Company’s annual report on Form 10-KSB/A for fiscal year ended May 31, 2005 filed July 18, 2005. As at August 31, 2008 there are no outstanding comments on the Company’s SEC filings. On August 25, 2008 the Company filed a Definitive Information Statement on Schedule 14C and on August 26, 2008 provided a copy of the Information Statement to shareholders of record of the Company’s common stock, par value $0.001 per share, on the record date as determined by the Company’s board of directors to be the close of business on July 10, 2008. On August 29, 2008 the Company became eligible for relisting on the NASD Over the Counter Bulletin Board (OTCBB) exchange through the filing of Form 15C2-11.

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

RESULTS OF OPERATIONS – for the three months ended August 31, 2008 and August 31, 2007

For the 3 months ended August 31, 2008, revenues from continuing operations were $60,104 compared to $100,905 in the same period ending last year. These revenues are a result of the sale of smart home products and services offered through the Company’s subsidiary MCM.

For the 3 months ended August 31, 2008, gross profit was $37,335 compared to $48,212 in the same period in the prior year. Gross margin (gross profit as a percent of revenue) was 62%, compared to 48% for the same period in the prior year.

Operating expenses for the 3 months ending August 31, 2008 were $41,839 versus $50,109 for the same period in the prior year.

The Company recorded an operating loss from continuing operations of ($4,505) for the period ending August 31, 2008. compared to a loss on operations of ($1,897) for the same period in the prior year.

Total other expenses for the three month period ending August 31, 2008 were $5,994. Total other expenses were $5,700 for the comparable period in the prior year. The net loss from continuing operations for the three month period ending August 31, 2008 was ($10,499) compared to a net loss of ($7,596) in the comparable period in the prior year.

During the 3 months ended August 31, 2008 the Company incurred expenses associated with its discontinued wholesale business. Expenses were partially offset by a gain on the sale of discontinued inventory. The net loss from discontinued operations was ($62,937) compared to a net loss of ($109,868) for the comparable period in the prior year.

The total net loss for the 3 months ended August 31, 2008 was ($73,436) compared to a total net loss of ($117,465) for the corresponding period in the prior year. The total net loss decreased 37% compared to the corresponding period in the prior year. A gain of $12,565 was realized as a result of foreign currency translation and the resulting comprehensive loss the period ending August 31, 2008 was $(60,871) compared to a loss of ($995) as a result of foreign currency translation and a comprehensive loss of ($118,459) for the corresponding period in the prior year. The comprehensive loss decreased 49% compared to the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of August 31, 2008, our principal sources of liquidity included cash and cash equivalents, and operating cash flow from our operating subsidiaries, and loans from related parties.  At August 31, 2008, cash and cash equivalents totaled $4,486 compared to $8,758 at August 31, 2007.

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

Investing Activities

Investing activities for the period from inception through August 31, 2008 consisted primarily of the purchase of inventory, property and equipment and soft costs associated with the development of our areas of business activities and supporting infrastructure.

Financing Activities

 Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we have raised approximately $10.5 million from the sale of common stock and have borrowed approximately $2.6 million from investors and shareholders. As at August 31, 2008, approximately $2,310,000 was recorded as debt net of subscription deposits on the Company’s balance sheet.  Funds from these sources were used as working capital to fund the development of the Company.

The Company executed a securities purchase agreement dated as of December 7, 2005 (the "Purchase Agreement") with certain accredited investors under which we agreed to sell to these investors our convertible Debentures due three years from the final Closing Date under the Purchase Agreement in the aggregate principal amount of up to $600,000 bearing interest at the rate of 6% per annum and convertible into restricted shares of our Common Stock at a conversion price for each share of Common Stock equal to 75% of the lowest closing bid price per share (as reported by Bloomberg, LP) of our Common Stock for the fifteen trading days immediately preceding the date of conversion. At the close of the offering the company the company completed the sale of an aggregate of $555,000 in Debentures under the Purchase Agreement which resulted in net proceeds of $424,850. In May 2006 the Company secured additional debenture financing from an accredited investor in the amount of $50,000 under terms similar to the December 7, 2005 purchase agreement.

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

In June 2008 the Company negotiated the rollover, reduction of accrued liabilities and re-classification of mature debentures $599,998 into two new debentures: a third party debenture in the amount of $326,773 and a related party debenture in the amount of $273,225. The debentures are due in June 2010 and are convertible into shares of common stock at a conversion price for each share of common stock equal to the lowest closing bid price per share of the common stock for the 20 trading days immediately preceding the date of conversion. In quarter closing August 31, 2008 the Company negotiated short term loans totaling $15,856. These loans are non-interest bearing and due on demand

FUTURE PLAN OF OPERATIONS

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

Following the acquisition of MCM in December 2006, the Company has expanded its service offerings to include home comfort and energy efficiency solutions integrated with and controlled by home automation applications. In response to the downturn in the US housing market the Company has increased its focus on the western Canadian consumer, new construction and renovation markets, expanded its marketing and project base into Calgary Alberta and initiated technology cooperation with leading marketing and home security groups in the Republic of Turkey for market development in Turkey and the Middle East. The Board of Directors has plans for aggressively expanding the Company’s operations through further market and service expansions, acquisitions and eventual franchising.

On December 8, 2006 the Company discontinued its activity in the home décor sector and began a process to liquidate its residual inventory of home décor products and to fully wind down its home décor business. This process continued through the quarter ending August 31, 2008.

Cash flow from ongoing MCM business combined with sale of residual home décor inventory are estimated to be sufficient to sustain the current level of operations through to the third quarter of FY 2009.

OFF BALANCE-SHEET ARRANGEMENTS

During the year ended May 31, 2008, and the three months ended August 31, 2008, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

SUBSEQUENT EVENTS

The Company’s Articles of Incorporation were amended effective September 29, 2008. On September 30, 2008 the Company initiated the steps required to file Form 15C2-11.

ITEM 3. QUANTATATIVE AND QUALATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit facility because borrowings under the facility are variable rate borrowings.  At the current time all of the borrowings under our credit agreements accrue interest at the Prime Rate plus the applicable margin.  Assuming that the balance on our line of credit as of August 31, 2008, was the same throughout the entire quarter, each 1.0% increase in the prime interest rate on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $3,000 per year.

Foreign Currency Exchange Risks

Our home automation subsidiary (MCM) and discontinued home décor subsidiary (Cardinal Points) have operations in Canada, both have assets and liabilities in Canadian dollars and both use the Canadian Dollar as a functional currency.  Each financial period, all assets, including goodwill, and liabilities of MCM and Cardinal Points are translated into U.S. Dollars, our reporting currency, using the closing rate method. In addition, we routinely purchase goods in Canadian dollars for resale in US dollars and goods in US dollars for resale in Canadian dollars. Recently, we have purchased goods in both US dollars and Canadian dollars for resale in Euros.

There are principally two types of foreign exchange risk: transaction risks and translation risks. Transaction risks may impact the results of operations and translation risks may impact comprehensive income.  These are discussed more fully below.

Transaction risks

Transactions in currencies other than the functional currency are translated at either an average exchange rate used for the reporting period in which the transaction took place (to approximate to the exchange rate at the date of transactions for that period) or in some cases the rate in effect at the date of the transaction.  Differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is settled or translated, are recognized in the consolidated statements of operations as foreign exchange transaction gains and losses.

MCM’s and Cardinal Points’ cash balances consist of Canadian Dollars and U.S. Dollars. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments.  For the period ended August 31, 2008, MCM purchased approximately $10,000 of goods valued in US dollars for sales in Canadian dollars. For the period ended August 31, 2008, a 10% increase or decrease in the level of the U.S. Dollar exchange rate against the Canadian Dollar with all other variables held constant would result in a realized gain or loss of approximately $1,000.

Translation risks

The financial statements of MCM and Cardinal Points, with a functional currency of Canadian dollars, are translated into U.S. dollars using the current rate method.  Accordingly, assets and liabilities are translated at period-end exchange rates while revenue, expenses and cash flows are translated at reporting period weighted average exchange rates.  Adjustments resulting from these translations are accumulated and reported as the principal component of other comprehensive loss in stockholders’ equity.

The fluctuation in the exchange rates resulted in foreign currency translation gains reflected in comprehensive gain in stockholders’ equity of $12,565 at August 31, 2008.  Future changes in the value of the U.S. dollar to Canadian dollar could have a material impact on our financial position.

ITEM 4T. CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and Principal Financial Officer is primarily responsible for the accuracy of the financial information that is presented in this quarterly Report.  This officer has as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934) and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to him during the period covered by this Quarterly Report.  In his evaluation, no changes were made to the Company's internal controls in this period that have materially affected, or are reasonably likely materially to affect, the Company’s internal control over financial reporting.

 PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS

We are not currently involved in any litigation, nor do we know of any threatened litigation against us that would have a material effect on our financial condition.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS.

No.

Description

----

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

President, Chief Executive Officer, and

Principal Financial Officer

Dated:  October 20, 2008

26