Form 10-Q
period 2008-11-30
Intelligent Living Corp
filed 2009-01-20
CIK 1073362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2008

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

As of November 30, 2008, the registrant had outstanding 44,614,255 shares of its $.001 par value Common Stock.

Transitional Small Business Disclosure Format: Yes☐  No ☑

INTELLIGENT LIVING CORP.

FORM 10Q

For the Quarterly period ended November 30, 2008

PART  I.  FINANCIAL  INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTELLIGENT LIVING CORP.
CONSOLIDATED BALANCE SHEET
	November 30	May 31
	2008	2008
	(unaudited)	(unaudited)
CURRENT ASSETS
Cash	$1,340	$9,369
Accounts Receivable	34,309	41,321
Prepaid expenses	3,336	4,166
Inventory	53,345	54,166
Investment	32,278	40,309
Employee expense advances	2,596	2,652
GST/PST tax refundable (payable)	-	83
TOTAL CURRENT ASSETS	$127,202	$152,066

PROPERTY & EQUIPMENT, NET	103,492	148,001

OTHER ASSETS
Deposits	723	902
Goodwill MCM	238,920	243,361
Other assets	12,311	15,375
TOTAL OTHER ASSETS	251,954	259,638

TOTAL ASSETS	$482,648	$559,705

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Bank Overdraft	35,334	50,684
Accounts payable	369,484	389,895
Accrued liabilties	18,635	225,633
Accrued interest	152,048	270,176
Subscription Deposit	-	289,245
Short Term Note	99,856	85,828
Short Term Note - Related Party	228,102	1,005,881
TOTAL CURRENT LIABILITIES	$903,459	$2,317,342

LONG-TERM LIABILITIES
Debentures	1,070,866	801,746
Debentures and Loans Related Parties	-	339,999
TOTAL LONG TERM LIABILITIES	1,070,866	1,141,745

TOTAL LIABILITIES	1,974,325	3,459,087

STOCKHOLDERS' (DEFICIT)
Common stock, 800,000,000 shares authorized, $0.001 par value; 44,614,255 and 975,998 issued and outstanding respectively	44,614	976
Additional paid in capital	12,446,077	10,938,061
(Accum deficit)	(13,959,776)	(13,776,661)
Accum other comp income/(loss)	(22,592)	(61,758)
TOTAL STOCKHOLDERS' (DEFICIT)	$(1,491,677)	$(2,899,382)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$482,648	$559,705

See accompanying condensed notes to the financial statements.

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	For the 3 Months Ended		For the 6 Months Ended
	November 30,		November 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues continuing operations
Intelligent Home: Equipment & Services	$41,904	59,207	$102,008	160,112
Cost of revenues
Intelligent Home: Equipment & Services	17,593	34,746	40,363	87,438
Gross profit	24,311	24,462	61,645	72,674

Expenses
Selling expense	471	1,401	2,096	2,285
Salaries	23,034	18,463	39,623	35,516
Depreciation	6,911	6,887	14,610	13,763
Office & Admin	24,445	24,614	40,371	49,909
TOTAL OPERATING EXPENSES	54,861	51,364	96,699	101,473

Gain (loss) from continuing operations	(30,550)	(26,903)	(35,054)	(28,799)

Other income (expense)
Interest expense	(4,862)	(14,765)	(10,856)	(20,465)
TOTAL OTHER INCOME (EXPENSE)	(4,862)	(14,765)	(10,856)	(20,465)

Net (loss) income from continuing operations - net of income tax	$(35,412)	(41,668)	$(45,910)	(49,264)

Gain (loss) on discontinued operations	(74,268)	(88,613)	(137,205)	(198,482)

Net (loss) income - net of income tax	(109,680)	(130,281)	(183,115)	(247,746)
Provision for income tax	-	-	-	-
Net (loss) income	(109,680)	(130,281)	(183,115)	(247,746)
EARNINGS PER SHARE BASIC AND DILUTED
(Loss) income per share from continuing operations	(0.00)	(0.15)	(0.00)	(0.18)
(Loss) per share from discontinued operations	(0.00)	(0.31)	(0.01)	(0.73)
Net (Loss) per share	(0.01)	(0.46)	(0.02)	(0.91)
Weighted average number of common stock shares outstanding, basic and diluted	21,748,917	283,980	11,305,692	271,029

Other comprehensive income
Foreign currency translation gain (loss)	26,600	(22,717)	39,165	(23,711)

Comprehensive gain (loss)	$(83,080)	(152,998)	$(143,950)	(271,457)

See accompanying condensed notes to the financial statements

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW
	Six Months Ended November 30,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(183,115)	$(247,746)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization of debt discount	24,471	99,365
Services paid by issuance of common stock	-	31,000
Depreciation / Amortization	27,508	25,919
Imputed Interest	7,713	11,570
Decrease (increase), net of acquisition, in:
Accounts receivable	7,012	30,482
Prepaid expenses	830	(833)
Inventory	2,747	(20,801)
Investment	-	(3,138)
Other assets	-	(1,198)
Increase (decrease), net of acquisition, in:
Accrued liabilities and interest	41,118	32,927
Employee advance receivable	-	(22)
Accounts payable	(21,469)	54,056
GST tax refundable	83	137
Bank overdraft	(15,350)	8,762
Net cash used in operating activities	(108,451)	20,480

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	-	(82)
Net cash used in investing activities	-	(82)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of loans	12,917	-
Proceeds from loans, related party	48,340	1,994
Repayment of loans, related party	-	(1,666)
Net cash provided by financing activities	61,257	328

Net increase (decrease) in cash	(47,194)	20,726

Foreign currency translation gain (loss)	39,165	(23,711)

Cash, beginning of period	9,369	17,075

Cash, end of period	$1,340	$14,090

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$10,855	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock Issued for Accrued liabilities	$200,000	$31,000
Accrued liabilities converted to notes payable	$36,027	-
Common stock issued for debt and interest	$1,543,941	$15,250

See accompanying condensed notes to the financial statements

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Intelligent Living Corp (“ILC”, the “Company”, “we”, “us”) formerly Elgrande International Inc., through its wholly owned subsidiary MCM Integrated Technologies, Ltd. (“MCM”), specializes in designing, supplying, installing, upgrading and servicing home automation  solutions, energy use monitoring and conservation systems and commercial real estate presentation center solutions including: structured wiring, security and access control systems, internet access, lighting, HVAC and environmental controls, energy use monitoring and reduction systems and distributed audio/video systems. The Company offers both wired and wireless technology for single and multi unit new construction and existing buildings, using both traditional component and Microsoft Windows Media Center based systems.

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

Prior to the acquisition of MCM the Company was engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In July 2006, as a result of a breach of the Company’s exclusivity agreement with its principal supplier by its principal supplier and other production related issues the board of directors began an evaluation of alternative business models and opportunities. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process continued through the quarter ended November 30, 2008. Liquidation of the Company’s home décor inventory has been slower than expected principally as a result of the slowdown of the US economy competition from suppliers of similar product to the US home décor wholesale market.

MCM has been supplying custom IT solutions since 1994 and home automation and energy management solutions since 2003. The Company has offices and demonstration suites in Phoenix and Vancouver and is active with single family homes and multi-unit town homes and condominium projects in southwest BC, the greater Phoenix area and Istanbul Turkey.

Following the acquisition of MCM in December 2006, the Company expanded its service offerings to include home comfort and energy efficiency solutions integrated with and controlled by home automation applications. In response to the downturn in the US housing market the Company has increased its focus on the western Canadian housing market, expanded its marketing into Calgary Alberta and initiated technology cooperation with leading marketing and home security groups in the Republic of Turkey for market development in Turkey and the Middle East.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008

(Unaudited)

Results from ongoing operations reported for the 6 months ended November 30, 2008 and 2007 relate to sales, marketing and support of home automation and energy efficiency products and services. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include the costs of liquidating inventory, reducing staff and closing office and warehouse space, renting temporary warehouse space for remaining home décor inventory and office equipment, legal, professional and staff time related to eliminating and reducing liabilities associated with discontinued operations, accretion of beneficial conversion and financing fee discount and interest charges associated with historical financings related to home décor inventory support..

On July 4, 2007 Elgrande International, Inc. merged with its wholly owned subsidiary Intelligent Living Corp. As a result of the merger, the Articles of the surviving entity were amended and the name of the surviving entity became Intelligent Living Corp. On August 28, 2007 the Company filed notice of late filing of the Company’s 10KSB annual report and, as a consequence of the NASDAQ OTCBB rules regarding late filing of annual and quarterly reports, the Company was delisted and becomes eligible for relisting on August 29, 2008 subject the filing and approval by FINRA of a Form 211 submission under SEC Rule 15C2-11.

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

On August 20, 2008 the Company received clearance from the SEC for filing a Definitive Information Statement for proposed amendments to the Company’s Articles of Incorporation. On August 22, 2008 the Company received correspondence from the Securities and Exchange Commission (SEC) advising that they had no further comments on the Company’s annual report on Form 10-KSB/A for fiscal year ended May 31, 2005 filed July 18, 2005. As at November 30, 2008 there are no outstanding comments on the Company’s SEC filings.

On August 25, 2008 the Company filed a Definitive Information Statement on Schedule 14C and on August 26, 2008 provided a copy of the Information Statement to shareholders of record of the Company’s common stock, par value $0.001 per share, on the record date as determined by the Company’s board of directors to be the close of business on July 10, 2008. On September 29, 2008 the amendments to the Company’s Articles of Incorporation as specified in the Information Statement on Schedule 14C as filed on August 26, 2008 became effective and the Company’s trading symbol and CUSIP number were changed to reflect the change in the Company’s capital structure.

On August 29, 2008 the Company became eligible for relisting on the NASD Over the Counter Bulletin Board (OTCBB) exchange through the filing of a Form 211 under SEC Rule 15C2-11. In late November 2008 the Company completed a draft Form 211 submission and in December 2008 submitted the draft for legal review prior to submission to FINRA.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008

(Unaudited)

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At November 30, 2008, the Company has a working capital deficit of approximately $776,256 an accumulated deficit of approximately $13,959,776 and negative cash flows from consolidated operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (hereinafter “SFAS No. 130”).  SFAS No. 130 established standards for reporting and displaying comprehensive income, its components and accumulated balances.  SFAS No. 130 is effective for periods beginning after December 15, 1997.  The Company has adopted this accounting standard and for the year to date ending November 30, 2008 reported a comprehensive gain of $39,165 resulting from the conversion of Canadian dollar subsidiaries into US dollars..

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

November 30, 2008

(Unaudited)

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

Accounts Receivable

The Company carries its accounts receivable at net realizable value.  The Company is in the process of developing a policy for recognizing doubtful accounts.  A receivable is considered past due if the Company does not receive payment within 30 days. The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions.  At November 30, 2008 and 2007, there was no allowance for doubtful accounts.

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

Inventory at November 30, 2008 consisted of a variety of home automation equipment, inventory at November 30, 2007 consisted of a variety of home automation equipment and home décor products. Home décor inventories are recorded using the specific identification method and valued at the lower of recorded cost or market value. Home automation inventory consisting of manufactured products is recorded using the first in first out method and valued at the lower of recorded cost or market value. On May 31, 2008 the Company began recognizing a reserve for potential inventory obsolescence. The recorded cost of inventory was $138,478 at November 30, 2008, and $176,268 at November 30, 2007. A reserve of $85,133 was recorded at November 30, 2008 to cover the full recorded cost of home décor product. There were no reserves recorded for home automation inventory for the period ended November 30, 2007.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008

(Unaudited)

Inventory	Recorded Cost November 30,
	2008	2007
Home automation equipment	$53,345	$67,380
Home décor products	$85,133	$108,888
Total Recorded Cost	$138,478	$176,268
	Reserve
Home automation equipment	-	-
Home décor products	$85,133	-
Total Inventory net of reserve	$53,345	$176,268

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

Goodwill

Goodwill is calculated as the excess of the fair value of consideration paid over the fair value of tangible and intangible assets acquired and liabilities assumed. Goodwill will be tested for impairment annually according to FAS 142. An impairment test would also be performed in any period in which events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment would be recognized at that time, to the extent that the carrying amount exceeds the undiscounted future net cash flows expected from its use. The Company recorded goodwill in the amount of $241,676 related to the acquisition of MCM Integrated Technologies, Ltd. Management reviewed Goodwill and found that there was no impairment for the period ended November 30, 2008 and no expense has been recognized.

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

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008

(Unaudited)

	For the Six months Ended November 30,
(in thousands)	2008	2007
Gain (Loss) from continuing operations	$(45.9)	$(49.3)
Gain (Loss) from discontinued operations	(137.2)	(198.5)
Net gain (loss) income	$(183.1)	$(247.8)

Weighted average shares outstanding:

basic and dilutive	11,305,692	271,029
Effect of dilutive securities:
stock options	—	—
Convertible note	—	—
diluted	11,.305,692	271,029

Gain (Loss) per share from continuing operations: basic and diluted	$(0.00)	$(0.18)
Gain (Loss) per share from discontinued operations: basic and diluted	$(0.01)	$(0.73)
Net (loss) income per share: basic and diluted	$(0.02)	$(0.91)

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

November 30, 2008

(Unaudited)

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

November 30, 2008

(Unaudited)

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

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant, if any, impact on the Company's results of operations, financial condition or liquidity.

The Company does not believe that any other recently issued, but not yet effective, accounting standards will have a material will have an effect on the Company’s consolidated financial position, results of operations or cash flow.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008

(Unaudited)

NOTE 3 - COMMON STOCK

During the quarter ended November 30, 2008 the Company issued 36,188,275 shares of its unregistered common stock for $1,343,941 of debt and accrued interest at an average price of $0.037 per share and 7,450,000 shares of its unregistered common stock for $200,000 of accrued liabilities at an average price of $0.027per share.

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

During the years ended May 31, 2006 through 2008 and the six months ended November 30, 2008 the Company did not issue any new common stock options. Additionally, no options were exercised, and all options previously granted expired. The following is a summary of the Company’s common stock option plans:

	Number of shares	Weighted Average Exercise Price $/share
Options outstanding and exercisable at May 31, 2006	55,000	$1.00
Options expired	55,000	$1.00
Options granted	-	-
Options outstanding and exercisable at May 31, 2007	-	$-
Options expired	-	-
Options granted	-	-
Options outstanding and exercisable at May 31, 2008	-	$-
Options expired	-	-
Options granted	-	-
Options outstanding and exercisable at Nov 30, 2008	-	$-

During the years ended May 31, 2007 and 2008 and the six months ended November 30, 2008 the Company did not issue any new common stock warrants. Additionally, no warrants were exercised, and all warrants previously granted expired in June 2008. The following is a summary of the Company's common stock warrants:

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008

(Unaudited)

	Number of shares Outstanding	Weighted average remaining contractual life	Weighted Average Exercise Price $/share
Warrants outstanding and exercisable at May 31, 2006	5,333,333	2	$0.03
Warrants expired	-		-
Warrants granted	-		-
Warrants outstanding and exercisable at May 31, 2007	5,333,333	1	$0.03
Warrants expired	-		-
Warrants granted	-		-
Warrants outstanding and exercisable at May 31, 2008	5,333,333	0	$0.03
Warrants expired	5,333,333		-
Warrants granted	-		-
Warrants outstanding and exercisable at Nov 30, 2008	-		-

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

During the year ended May 31, 2008, the Company’s officers loaned the Company $58,484 which was uncollateralized and due on demand. The Company repaid $8,041 to its officers in cash and $4,093 of accrued interest in cash during the year ended May 31, 2008. The Company paid $45,000 of accrued interest in restricted common shares to related parties during the year ended May 31, 2008. During the six months ended November 30, 2008 the Company’s officers loaned the Company $48,340, which was uncollateralized and due on demand, $26,773 of accrued interest and $300,000 of principal was re-classified to a $326,773 third party debenture and an existing debenture was combined with accrued interest into a new $273,225 related party convertible debenture maturing on June 1, 2010.

In October 2008 the Company converted $846,658 of related party convertible loans, $273,225 of related party debentures and $144,058 of related party accrued interest into 36,188,275 shares of the Company’s restricted common stock.

Total outstanding related party debt [principal plus accrued interest excluding subscription deposits] for the periods ended November 30, 2008 and 2007 was $228,102 and $1,290,492 respectively.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008

(Unaudited)

The following table summarizes the position of notes, debentures and amounts due to related parties at November 30, 2008:

Related Parties	Principal Outstanding on Nov 30, 2008	Interest Accrued to Nov 30, 2008
Non-convertible short-term note	228,102	-
Total	$228,102	-

NOTE 6 – NOTES AND DEBENTURES PAYABLE

Short-term Notes

During the twelve months ended May 31, 2007, the Company’s officers loaned the Company $210,697 in the form of an unsecured non-interest bearing short-term note to fund continuing operations and to facilitate the acquisition of MCM Integrated Technologies Ltd. (see note 7).

During the twelve months ended May 31, 2008, the Company’s officers loaned the Company $58,484 in the form of an unsecured short-term note to fund continuing operations During the six months ended November 30, 2008, the Company received $48,340 from its officers (see note 5) and $15,045 from a third party in the form of an unsecured short-term note to fund continuing operations. As at November 30, 2008 the following notes were due on demand or within the coming 12 months:

Notes and Debentures	Principal Amount at Nov 30, 2008	Weighted Average Interest Rate	Accrued & Paid Interest at Nov 30, 2008
Related Party short term	$228,102	8.9%	$10,921
Third Party short term	99,856	6.5%	31,842
Total	$327,958	8.2%	$42,763

Loans and Debentures

In February 2008 the Company negotiated payment of accrued liabilities totaling $460,000 in the form of a debenture bearing an interest rate of 6% maturing on June 1, 2010. On September 5, 2008, this debenture was re-assigned and the terms were re-negotiated. The debenture is convertible into shares of common stock at a conversion price for each share of common stock equal to the lowest closing bid price per share of the common stock for the 20 trading days immediately preceding the date of conversion, all other terms remained the same. The Company determined that there was no beneficial conversion feature associated with this debenture. In October 2008, $40,000 of principal was converted into 2,000,000 shares of the Company’s restricted common stock.

On September 5, 2008 the Company negotiated payment of accrued liabilities totaling $200,000 in the form of a short term non-interest bearing note convertible into shares of common stock at a conversion price for each share of common stock equal to the lowest closing bid price per share of the common stock for the 20 trading days immediately preceding the date of conversion. The Company determined that there was no beneficial conversion feature associated with this note. As at November 30, 2008 the full value of this note was converted into 7,450,000 shares of the Company’s restricted common stock.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008

(Unaudited)

In June 2008 the Company negotiated the rollover and re-classification of mature debentures and accrued interest totaling $599,998 into two new debentures: a third party debenture in the amount of $326,773 and a related party debenture in the amount of $273,225. The debentures are due in June 2010 and are convertible into shares of common stock at a conversion price for each share of common stock equal to the lowest closing bid price per share of the common stock for the 20 trading days immediately preceding the date of conversion. The Company determined that there was no beneficial conversion feature associated with these debentures. In October 2008 the related party debenture and accrued interest totaling $282,408 was converted into 7,650,000 shares of the Company’s restricted common stock and $40,000 of principal of the third party debenture was converted into 2,000,000 shares of the Company’s restricted common stock.

Future principal payments on notes and debentures payable in the years ending May 31, 2009 through 2013 are as follows:

Fiscal Year	Principal	Discount applicable to debenture portion of principal	Balance Sheet
2009	$330,082	2,124	$327,958
2010	$706,773		$706,773
2011	$453,480	89,387	$364,093
2012	-
2013	-
Total	$1,490,335	91,511	$1,398,824

The following table summarizes the outstanding principal, and accrued interest associated with the $460,000 and 326,773 debentures at November 30, 2008

Note Payable	Due	Conversions at Nov 30, 2008	Balance at end of period	Accrued interest
$460,000	FY 2010	40,000	420,000	$22,800
$326,773	FY 2010	40,000	286,773	$9,603

The following table summarizes the outstanding principal, debt discount and accretion of preferred financing fees associated with the $555,000 and $50,000 debentures at November 30, 2008

Note Payable	Due	Conversions at Aug 31, 2008	Balance at end of period	Remaining debt discount	Remaining deferred financing	Discounted Value	Accrued interest
$555,000	FY 2011	101,520	453,480	68,425	20,962	$364,093	$87,738
$50,000	FY 2009	7,000	43,000	2,124	-	$40,874	$11,192

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008

(Unaudited)

NOTE 7 – DISCONTINUED OPERATIONS

At November 30, 2008, assets and liabilities from discontinued operations consisted of:

Description	November 30, 2008

Inventory net of reserve	$-
Accounts receivable remaining from discontinued operations	4,050
Total assets net of reserve related to discontinued operations	4,050

Accounts Payable Trade	344,658
Total liabilities related to discontinued operations	$344,658

At November 30, 2008 the Company believed that the probability of disposing of residual inventory at or above cost and collecting receivables was uncertain as was the timing to achieve liquidation due to uncertainty in consumer demand for the Company’s discontinued inventory and the diminished state of the North American home décor market. On May 31, 2008 the Company recorded an ongoing reserve against 100 percent of the booked cost of home décor inventory. The above accounts payable are substantially in dispute and the Company believes they will not be paid in full. However, to be conservative the Company has retained these payables at their full value. As the inventory is disposed, receivables collected, and payables reduced the Company will record a gain (loss) in the period of activity.

The loss from discontinued operations, recorded for the six month period ended November 30, 2008, includes the costs of liquidating inventory, reducing staff and closing office and warehouse space, renting temporary warehouse space for remaining home décor inventory and office equipment, legal, professional and staff time related to eliminating and reducing liabilities associated with discontinued operations, accretion of beneficial conversion and financing fee discount and interest charges associated with historical financings related to home décor inventory support.

NOTE 8 - SUBSEQUENT EVENTS

On December 19, 2008 the Company submitted a draft Form 211 for legal review as a prerequisite to filing with FINRA.

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

 INTELLIGENT LIVING CORP..

FORM 10-Q

For the Quarterly period ended November 30, 2008

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

Prior to the acquisition of MCM the Company was engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In July 2006, as a result of a breach of the Company’s exclusivity agreement with its principal supplier by its principal supplier and other production related issues the board of directors began an evaluation of alternative business models and opportunities. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process continued through the quarter ended November 30, 2008. Liquidation of the Company’s home décor inventory has been slower than expected principally as a result of the slowdown of the US economy competition from suppliers of similar product to the US home décor wholesale market.

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

Results from ongoing operations reported for the 6 months ended November 30, 2008 and 2007 relate to sales, marketing and support of home automation and energy efficiency products and services. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include the costs of liquidating inventory, reducing staff and closing office and warehouse space, renting temporary warehouse space for remaining home décor inventory and office equipment, legal, professional and staff time related to eliminating and reducing liabilities associated with discontinued operations, accretion of beneficial conversion and financing fee discount and interest charges associated with historical financings related to home décor inventory support.

On July 4, 2007 Elgrande International, Inc. merged with its wholly owned subsidiary Intelligent Living Corp. As a result of the merger, the Articles of the surviving entity were amended and the name of the surviving entity became Intelligent Living Corp. On August 28, 2007 the Company filed notice of late filing of the Company’s 10KSB annual report and, as a consequence of the NASDAQ OTCBB rules regarding late filing of annual and quarterly reports, the Company was delisted and becomes eligible for relisting on August 29, 2008 subject the filing and approval by FINRA of a Form 211 submission under SEC Rule 15C2-11.

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

On August 20, 2008 the Company received clearance from the SEC for filing a Definitive Information Statement for proposed amendments to the Company’s Articles of Incorporation. On August 22, 2008 the Company received correspondence from the Securities and Exchange Commission (SEC) advising that they had no further comments on the Company’s annual report on Form 10-KSB/A for fiscal year ended May 31, 2005 filed July 18, 2005. As at November 30, 2008 there are no outstanding comments on the Company’s SEC filings.

On August 25, 2008 the Company filed a Definitive Information Statement on Schedule 14C and on August 26, 2008 provided a copy of the Information Statement to shareholders of record of the Company’s common stock, par value $0.001 per share, on the record date as determined by the Company’s board of directors to be the close of business on July 10, 2008. On September 29, 2008 the amendments to the Company’s Articles of Incorporation as specified in the Information Statement on Schedule 14C as filed on August 26, 2008 became effective and the Company’s trading symbol and CUSIP number were changed to reflect the change in the Company’s capital structure.

On August 29, 2008 the Company became eligible for relisting on the NASD Over the Counter Bulletin Board (OTCBB) exchange through the filing of Form 15C2-11. In late November 2008 the Company completed a draft Form 211 submission and in December 2008 submitted the draft for legal review prior to submission to FINRA.

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

RESULTS OF OPERATIONS – for the six months ended November 30, 2008 and November 30, 2007

For the 6 months ended November 30, 2008, revenues from continuing operations were $102,008 compared to $160,112 in the same period ending last year. These revenues are a result of the sale of smart home products and services offered through the Company’s subsidiary MCM.

For the 6 months ended November 30, 2008, gross profit was $61,645 compared to $72,674 in the same period in the prior year. Gross margin (gross profit as a percent of revenue) was 60%, compared to 45% for the same period in the prior year.

Operating expenses for the 6 months ending November 30, 2008 were $96,699 versus $101,473 for the same period in the prior year.

The Company recorded an operating loss from continuing operations of ($35,054) for the period ending November 30, 2008 compared to a loss on operations of ($28,799) for the same period in the prior year.

Total other expenses for the six month period ending November 30, 2008 were $10,856. Total other expenses were $20,465 for the comparable period in the prior year. The net loss from continuing operations for the six month period ending November 30, 2008 was ($45,910) compared to a net loss of ($49,264) in the comparable period in the prior year.

During the 6 months ended November 30, 2008 the Company incurred expenses associated with its discontinued wholesale business. The net loss from discontinued operations was ($137,205) compared to a net loss of ($198,482) for the comparable period in the prior year.

The total net loss for the 6 months ended November 30, 2008 was ($183,115) compared to a total net loss of ($247,746) for the corresponding period in the prior year. The total net loss decreased 26% compared to the corresponding period in the prior year. A gain of $39,165 was realized as a result of foreign currency translation and the resulting comprehensive loss the period ending November 30, 2008 was $(143,950) compared to a net loss of $247,746, a net loss of $23,711 as a result of foreign currency translation and a comprehensive loss of ($271,457) for the corresponding period in the prior year. The comprehensive loss decreased 47% compared to the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of November 30, 2008, our principal sources of liquidity included cash and cash equivalents, and operating cash flow from our operating subsidiaries, and loans from related parties.  At November 30, 2008, cash and cash equivalents totaled $1,340 compared to $14,090 at November 30, 2007.

Our business is in transition and our liquidity must be considered in light of the risks, expenses and difficulties frequently encountered by companies in this stage of development. The decisions to discontinue operations in the wholesale home décor sector and acquire the assets and ongoing business of ILC have directly impacted year to date sales and liquidity. Risk factors relevant to these events and decisions include, but are not limited to: the Company’s ability to secure ongoing product supply, foreign exchange fluctuations, continued acceptance of the Company’s products and services, changes in technology and consumer adoption of technology, the strength of the housing market and the strength of the consumer economy and overall economy, and cannot be quantified at this time.

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

Investing Activities

Investing activities for the period from inception through November 30, 2008 consisted primarily of the purchase of inventory, property and equipment and soft costs associated with the development of our areas of business activities and supporting infrastructure.

Financing Activities

 Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we have raised approximately $12.5 million from the sale of common stock and have borrowed approximately $1.5 million from investors and shareholders. As at November 30, 2008, approximately $1,398,824 was recorded on the Company’s balance sheet as debt principal net of debt discounts.  Funds from these sources were used as working capital to fund the development of the Company.

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

In June 2008 the Company negotiated the rollover, reduction of accrued liabilities and re-classification of mature debentures $599,998 into two new debentures: a third party debenture in the amount of $326,773 and a related party debenture in the amount of $273,225. In September 2008 the February 2008 debenture was re-assigned and re-negotiated. All of these debentures are due in June 2010 and are convertible into shares of common stock at a conversion price for each share of common stock equal to the lowest closing bid price per share of the common stock for the 20 trading days immediately preceding the date of conversion. In September 2008 the Company negotiated the payment of accrued liabilities totaling $200,000 in the form of a short term convertible non-interest bearing note.  In the quarter closing November 30, 2008 the Company negotiated short term loans totaling $61,257. These loans are non-interest bearing and due on demand

FUTURE PLAN OF OPERATIONS

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

Following the acquisition of MCM in December 2006, the Company has expanded its service offerings to include home comfort and energy efficiency solutions integrated with and controlled by home automation applications. In response to the downturn in the US housing market the Company has increased its focus on the western Canadian consumer, new construction and renovation markets, expanded its marketing into Calgary Alberta and initiated technology cooperation with leading marketing and home security groups in the Republic of Turkey for market development in Turkey and the Middle East. The Board of Directors has plans for expanding the Company’s operations through further market and service expansions and acquisitions.

On December 8, 2006 the Company discontinued its activity in the home décor sector and began a process to liquidate its residual inventory of home décor products and to fully wind down its home décor business. This process continued through the quarter ending November 30, 2008.

Cash flows from ongoing MCM business combined with sale of residual home décor inventory are estimated to be sufficient to sustain the current level of operations through to the fourth quarter of FY 2009.

OFF BALANCE-SHEET ARRANGEMENTS

During the year ended May 31, 2008, and the six months ended November 30, 2008, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

SUBSEQUENT EVENTS

On December 19, 2008 the Company submitted a draft Form 211 for legal review as a prerequisite to filing with FINRA.

ITEM 3. QUANTATATIVE AND QUALATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit facility because borrowings under the facility are variable rate borrowings.  At the current time all of the borrowings under our credit agreements accrue interest at the Prime Rate plus the applicable margin.  Assuming that the balance on our line of credit as of November 30, 2008, was the same throughout the entire quarter, each 1.0% increase in the prime interest rate on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $2,200 per year.

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

MCM’s and Cardinal Points’ cash balances consist of Canadian Dollars and U.S. Dollars. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments.  For the period ended November 30, 2008, MCM purchased approximately $43,000 of goods valued in US dollars for sales in Canadian dollars. For the period ended November 30, 2008, a 10% increase or decrease in the level of the U.S. Dollar exchange rate against the Canadian Dollar with all other variables held constant would result in a realized gain or loss of approximately $3,980.

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

The fluctuation in the exchange rates resulted in foreign currency translation gains reflected in comprehensive gain in stockholders’ equity of $39,165 at November 30, 2008.  Future changes in the value of the U.S. dollar to Canadian dollar could have a material impact on our financial position.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended November 30 the Company issued 43,638,275 shares of its unregistered common stock for $1,543,941 of debt at an average price of $0.035 per share.

Date	Title and Shares of Common Stock	Purchasers	Principal Underwriter	Total Offering Price/Underwriting Discounts
October 14, 2008	7,650,000	Related Parties	NA	Convertible Debenture principal and accrued interest conversions valued at $282,408
October 14, 2008	24,538,275	Related Parties	NA	Convertible notes, subscription deposits and accrued interest valued at $981,533
October 16, 2008	4,000,000	Private Investors	NA	Convertible Debenture conversions valued at $80,000
October 16 – November 30, 2008	7,450,000	Private Investors	NA	Convertible note conversions valued at $200,000

The Company believes the above issuances of Common Stock were exempt from registration under the Securities Act of 1933, as amended, under section 4(1) thereof, as transactions not involving any public offering.

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

Dated:  January 20, 2008