Form 10-Q
period 2009-02-28
Intelligent Living Corp
filed 2009-04-14
CIK 1073362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2009

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

As of February 28, 2009, the registrant had outstanding 48,614,255 shares of its $.001 par value Common Stock.

INTELLIGENT LIVING CORP.

FORM 10Q

For the Quarterly period ended February 28, 2009

PART  I.  FINANCIAL  INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTELLIGENT LIVING CORP.
CONSOLIDATED BALANCE SHEETS
	February 28,	May 31,
	2009	2008
	(unaudited)	(audited)
CURRENT ASSETS
Cash	$11,202	$9,369
Accounts Receivable	40,352	41,321
Prepaid expenses	3,280	4,166
Inventory	65,346	54,166
Investment	31,741	40,309
Employee expense advances	2,592	2,652
GST/PST tax refundable	-	83
TOTAL CURRENT ASSETS	$154,513	$152,066

PROPERTY & EQUIPMENT, NET	90,110	148,001

OTHER ASSETS
Deposits	711	902
Goodwill MCM	238,623	243,361
Other assets	12,107	15,375
TOTAL OTHER ASSETS	251,441	259,638
TOTAL ASSETS	$496,064	$559,705

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Bank Overdraft	23,420	50,684
Accounts payable	378,317	389,895
Accrued liabilties	19,395	225,633
Accrued interest	173,362	270,176
Subscription Deposit	-	289,245
Short Term Note	100,638	85,828
Short Term Note - Related Party	279,761	1,005,881
TOTAL CURRENT LIABILITIES	$974,893	$2,317,342

LONG-TERM LIABILITIES
Debentures	1,005,183	801,746
Debentures and Loans Related Parties	-	339,999
TOTAL LONG TERM LIABILITIES	1,005,183	1,141,745

TOTAL LIABILITIES	1,980,076	3,459,087

STOCKHOLDERS' (DEFICIT)
Common stock, 800,000,000 shares authorized, $0.001 par value; 48,614,251 and 975,998 issued and outstanding respectively	48,614	976
Additional paid in capital	12,533,964	10,938,061
(Accum deficit)	(14,047,322)	(13,776,661)
Accum other comp income/(loss)	(19,268)	(61,758)
TOTAL STOCKHOLDERS' (DEFICIT)	$(1,484,012)	$(2,899,382)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$496,064	$559,705

See accompanying condensed notes to the condensed consolidated financial statements.

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	For the 3 Months Ended		For the 9 Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues continuing operations
Intelligent Home: Equipment & Services	$47,552	67,107	$149,560	227,219
Cost of revenues
Intelligent Home: Equipment & Services	27,775	37,778	68,138	125,216
Gross profit	19,777	29,329	81,422	102,003
Expenses
Consulting fees	-	5,000	-	5,000
Selling expense	38	310	2,134	2,595
Salaries	20,484	17,224	60,107	52,740
Depreciation	6,421	7,004	21,031	20,766
Office & Admin	15,773	26,673	56,144	76,582
TOTAL OPERATING EXPENSES	42,716	56,211	139,416	157,684
Gain (loss) from continuing operations	(22,939)	(26,882)	(57,994)	(55,681)
Other income (expense)
Interest expense	(4,470)	(6,396)	(15,326)	(26,861)
TOTAL OTHER INCOME (EXPENSE)	(4,470)	(6,396)	(15,326)	(26,861)
Net (loss) income from continuing operations	$(27,409)	(33,278)	$(73,320)	(82,541)
Gain (loss) on discontinued operations - net of Income tax	(60,136)	(250,890)	(197,341)	(403,519)
Net (loss) before income tax	(87,545)	(284,168)	(270,661)	(486,060)
Provision for income tax	-	-	-	-
Net (loss)	(87,545)	(284,168)	(270,661)	(486,060)
EARNINGS PER SHARE BASIC AND DILUTED
(Loss) income per share from continuing operations	(0.00)	(0.07)	(0.00)	(0.25)
(Loss) per share from discontinued operations	(0.00)	(0.54)	(0.01)	(1.21)
Net (Loss) per share	(0.00)	(0.62)	(0.01)	(1.45)
Weighted average number of common stock shares outstanding, basic and diluted	46,362,898	461,255	22,863,012	334,207
Other comprehensive income
Foreign currency translation gain (loss)	3,324	(937)	42,489	(24,648)
Comprehensive gain (loss)	$(84,221)	(285,105)	$(228,172)	(510,708)

See accompanying condensed notes to the condensed consolidated financial statements

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW
	Nine Months Ended February
	February-28	February-29
	2009	2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(270,661)	$(486,060)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization of debt discount	49,851	144,159
Services paid by issuance of common stock	-	37,500
Depreciation / Amortization	40,181	39,040
Imputed Interest	7,713	17,350
Decrease (increase), net of acquisition, in:
Accounts receivable	(7,213)	68,741
Prepaid expenses	886	(931)
Inventory	(11,180)	(24,346)
Other assets	-	(1,375)
Increase (decrease), net of acquisition, in:
Accrued liabilities and interest	93,005	173,708
Employee advance receivable	-	(26)
Accounts payable	15,976	12,992
GST tax refundable	83	(652)
Bank overdraft	(27,264)	(4,283)
Net cash used in operating activities	(108,624)	(24,183)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	-	4,919
Net cash used in investing activities	-	4,919

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of loans	12,702	-
Proceeds from loans, related party short term	55,838	10,619
Proceeds from loans, related party	-	31,108
Repayment of loans, related party short term	(572)	(4,533)
Net cash provided by financing activities	67,968	37,194

Net increase (decrease) in cash	(40,656)	17,930
Foreign currency translation gain (loss)	42,489	(24,648)
Cash, beginning of period	9,369	17,075
Cash, end of period	$11,202	$10,357

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$15,326	$4,903
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock Issued for Accrued liabilities	$200,000	$37,500
Common stock issued for debt and interest	$1,633,941	$94,570
Accrued liabilities converted to notes payable	$36,027	-

See accompanying condensed notes to the condensed consolidated financial statements

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009

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

Following the acquisition of MCM in December 2006, the Company expanded its service offerings to include home comfort and energy efficiency solutions integrated with and controlled by home automation applications. In response to the downturn in the US housing market the Company has increased its focus on the western Canadian housing market and initiated technology cooperation with leading marketing and home security groups in the Republic of Turkey for market development in Turkey and the Middle East.

Prior to the acquisition of MCM the Company was engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In July 2006, as a result of a breach of the Company’s exclusivity agreement with its principal supplier by its principal supplier and other production related issues the board of directors began an evaluation of alternative business models and opportunities. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process continued through the quarter ended February 28, 2009. Liquidation of the Company’s home décor inventory has been slower than expected principally as a result of the slowdown of the US economy and competition from suppliers of the same and similar product to the US home décor wholesale market.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009

(Unaudited)

Results from ongoing operations reported for the 9 months ended February 28, 2009 and February 29, 2008 relate to sales, marketing and support of home automation and energy efficiency products and services. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include the costs of liquidating inventory, reducing staff and closing office and warehouse space, renting temporary warehouse space for remaining home décor inventory and office equipment, legal, professional and staff time related to eliminating and reducing liabilities associated with discontinued operations, accretion of beneficial conversion and financing fee discount and interest charges associated with historical financings related to home décor inventory support..

On July 4, 2007 Elgrande International, Inc. merged with its wholly owned subsidiary Intelligent Living Corp. As a result of the merger, the Articles of the surviving entity were amended and the name of the surviving entity became Intelligent Living Corp. On August 28, 2007 the Company filed notice of late filing of the Company’s 10KSB annual report and, as a consequence of the NASDAQ OTCBB rules regarding late filing of annual and quarterly reports the Company was delisted to the Pink Quote system. On August 29, 2008 the Company became eligible for relisting NASD Over the Counter Bulletin Board (OTCBB) exchange subject the filing and approval by the Financial Industry Regulatory Authority (FINRA) of a Form 211 submission under SEC Rule 15C2-11.

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

On August 20, 2008 the Company received clearance from the SEC for filing a Definitive Information Statement for proposed amendments to the Company’s Articles of Incorporation. On August 22, 2008 the Company received correspondence from the Securities and Exchange Commission (SEC) advising that they had no further comments on the Company’s annual report on Form 10-KSB/A for fiscal year ended May 31, 2005 filed July 18, 2005. As at February 28, 2009 there are no outstanding comments on the Company’s SEC filings.

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

In late November 2008 the Company completed a draft Form 211 submission and in December 2008 submitted the draft for legal review prior to submission to FINRA. A Form 211 application was filed with FINRA on behalf of the Company in February 2009.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009

(Unaudited)

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended May 31, 2008. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At February 28, 2009, the Company has a working capital deficit of approximately $820,380 an accumulated deficit of approximately $14,047,322 and negative cash flows from consolidated operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (hereinafter “SFAS No. 130”).  SFAS No. 130 established standards for reporting and displaying comprehensive income, its components and accumulated balances.  SFAS No. 130 is effective for periods beginning after December 15, 1997.  The Company has adopted this accounting standard and for the year to date ending February 28, 2009 reported a comprehensive gain of $42,489 resulting from the conversion of Canadian dollar subsidiaries into US dollars.

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

February 28, 2009

(Unaudited)

Services are provided at billing rates that a mark-up over the cost of labor and supporting infrastructure. Services are billed as progress payments linked to pre-agreed work schedules, on fixed price schedules or as hourly charges.

Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, and third party contract labor.

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

Accounts Receivable

The Company carries its accounts receivable at net realizable value.  The Company is in the process of developing a policy for recognizing doubtful accounts.  A receivable is considered past due if the Company does not receive payment within 30 days. The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions.  At February 28, 2009 and February 29, 2008, there was no allowance for doubtful accounts.

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

Inventory at February 28, 2009 and February 29, 2008 consisted of a variety of home automation equipment and home décor products. Home décor inventories are recorded using the specific identification method and valued at the lower of recorded cost or market value. Home automation inventory consisting of manufactured products is recorded using the first in first out method and valued at the lower of recorded cost or market value. On May 31, 2008 the Company began recognizing a reserve for potential inventory obsolescence. The recorded cost of inventory was $149,068 at February 28, 2009, and $179,813 at February 29, 2008. A reserve of $83,722 was recorded at February 28, 2009 to cover the full recorded cost of home décor product. There were no reserves recorded for home automation inventory for the period ended February 28, 2009.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009

(Unaudited)

Inventory	Recorded Cost February
	28, 2009	29, 2008
Home automation equipment	$65,346	$70,223
Home décor products	$83,722	$109,590
Total Recorded Cost	$149,068	$179,813
	Reserve
Home automation equipment	-	-
Home décor products	$83,722	-
Total Inventory net of reserve	$65,346	$179,813

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

Goodwill

Goodwill is calculated as the excess of the fair value of consideration paid over the fair value of tangible and intangible assets acquired and liabilities assumed. Goodwill will be tested for impairment annually according to FAS 142. An impairment test would also be performed in any period in which events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment would be recognized at that time, to the extent that the carrying amount exceeds the undiscounted future net cash flows expected from its use. The Company recorded goodwill in the amount of $241,676 related to the acquisition of MCM Integrated Technologies, Ltd. Management reviewed Goodwill and found that there was no impairment for the period ended February 28, 2009 and no expense has been recognized.

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

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009

(Unaudited)

	For the Nine months Ended February
(in thousands)	28, 2009	29, 2008
Gain (Loss) from continuing operations [net of income tax]	$(73.3)	(82.5)
Gain (Loss) from discontinued operations [net of income tax]	(197.3)	(403.5)
Net (Loss) income [net of income tax]	$(270.6)	(486.0)
Provision for income tax	—	—
Net (Loss) Income	$(270.6)	(486.0)

Weighted average shares outstanding:

basic and dilutive	22,863,012	334,207
Effect of dilutive securities:
stock options and warrants	—	—
Convertible note	—	—
diluted	22,863,012	334,207

Gain (Loss) per share from continuing operations: basic and diluted	$(0.00)	(0.25)
Gain (Loss) per share from discontinued operations: basic and diluted	$(0.01)	(1.21)
Net (loss) income per share: basic and diluted	$(0.01)	(1.45)

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

February 28, 2009

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

February 28, 2009

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

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, "The Meaning of Present in Conformity With GAAP," FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with GAAP," and is not expected to have any impact on the Company's results of operations, financial condition or liquidity.

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

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009

(Unaudited)

NOTE 3 - COMMON STOCK

During the quarter ended February 28, 2009 the Company issued 3,999,996 shares of its unregistered common stock for $90,000 of debt at an average price of $0.0225 per share.

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

During the years ended May 31, 2006 through 2008 and the nine months ended February 28, 2009 the Company did not issue any new common stock options. Additionally, no options were exercised, and all options previously granted expired. The following is a summary of the Company’s common stock option plans:

	Number of shares	Weighted Average Exercise Price $/share
Options outstanding and exercisable at May 31, 2006	55,000	$1.00
Options expired	55,000	$1.00
Options granted	-	-
Options outstanding and exercisable at May 31, 2007	-	$-
Options expired	-	-
Options granted	-	-
Options outstanding and exercisable at May 31, 2008	-	$-
Options expired	-	-
Options granted	-	-
Options outstanding and exercisable at Feb 28, 2009	-	$-

During the years ended May 31, 2007 and 2008 and the nine months ended February 28, 2009 the Company did not issue any new common stock warrants. Additionally, no warrants were exercised, and all warrants previously granted expired in June 2008. The following is a summary of the Company's common stock warrants:

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009

(Unaudited)

	Number of shares Outstanding	Weighted average remaining contractual life	Weighted Average Exercise Price $/share
Warrants outstanding and exercisable at May 31, 2006	5,333,333	2	$0.03
Warrants expired	-		-
Warrants granted	-		-
Warrants outstanding and exercisable at May 31, 2007	5,333,333	1	$0.03
Warrants expired	-		-
Warrants granted	-		-
Warrants outstanding and exercisable at May 31, 2008	5,333,333	0	$0.03
Warrants expired	5,333,333		-
Warrants granted	-		-
Warrants outstanding and exercisable at Feb 28, 2009	-		-

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

During the year ended May 31, 2008, the Company’s officers loaned the Company $58,484 which was uncollateralized and due on demand. The Company repaid $8,041 to its officers in cash and $4,093 of accrued interest in cash during the year ended May 31, 2008. The Company paid $45,000 of accrued interest in restricted common shares to related parties during the year ended May 31, 2008. During the nine months ended February 28, 2009 the Company’s officers loaned the Company $55,838 which is uncollateralized and due on demand, and were repaid $572. $26,773 of accrued interest and $300,000 of principal was re-classified to a $326,773 third party debenture and an existing debenture was combined with accrued interest into a new $273,225 related party convertible debenture maturing on June 1, 2010.

In October 2008 the Company converted $846,658 of related party convertible loans, $273,225 of related party debentures and $144,058 of related party accrued interest into 36,188,275 shares of the Company’s restricted common stock.

Total related party debt [principal plus accrued interest excluding subscription deposits] for the periods ended February 28, 2009 and February 29, 2008 were $279,761 and $1,375,804 respectively. Related party subscription deposits for the periods ended February 28, 2009 and February 29, 2008 were

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009

(Unaudited)

nil and $289,245 respectively.

The following table summarizes the position of notes, debentures and amounts due to related parties at February 28, 2009:

Related Parties	Principal Outstanding on Feb 28, 2009	Interest Accrued to Feb 28, 2009
Non-convertible short-term note	279,761	2,275
Total	$279,761	2,275

NOTE 6 – NOTES AND DEBENTURES PAYABLE

Short-term Notes

During the twelve months ended May 31, 2007, the Company’s officers loaned the Company $210,697 in the form of an unsecured non-interest bearing short-term note to fund continuing operations and to facilitate the acquisition of MCM Integrated Technologies Ltd. (see note 7).

During the twelve months ended May 31, 2008, the Company’s officers loaned the Company $58,484 in the form of an unsecured short-term note to fund continuing operations During the nine months ended February 28, 2009, the Company received $55,838 from its officers (see note 5) and $12,702 from a third party in the form of an unsecured short-term note to fund continuing operations. As at February 28, 2009 the following notes were due on demand or within the coming 12 months:

Notes and Debentures	Principal Amount at Feb 28, 2009	Weighted Average Interest Rate	Interest Accrued & Paid for 9 months ended Feb 28, 2009
Related Party short term	$279,761	8.9%	$17,601
Third Party short term	100,638	6.5%	33,967
Total	$380,399	8.2%	$51,568

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

On September 5, 2008 the Company negotiated payment of accrued liabilities totaling $200,000 in the form of a short term non-interest bearing note convertible into shares of common stock at a conversion price for each share of common stock equal to the lowest closing bid price per share of the common stock for the 20 trading days immediately preceding the date of conversion. The Company determined that there was no beneficial conversion feature associated with this note. In October 2008 the full value of this note was converted into 7,450,000 shares of the Company’s restricted common stock.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009

(Unaudited)

In June 2008 the Company negotiated the rollover and re-classification of mature debentures and accrued interest totaling $599,998 into two new debentures: a third party debenture in the amount of $326,773 and a related party debenture in the amount of $273,225. The debentures are due in June 2010 and are convertible into shares of common stock at a conversion price for each share of common stock equal to the lowest closing bid price per share of the common stock for the 20 trading days immediately preceding the date of conversion. The Company determined that there was no beneficial conversion feature associated with these debentures. In October 2008 the related party debenture and accrued interest totaling $282,408 was converted into 7,650,000 shares of the Company’s restricted common stock and $40,000 of principal of the third party debenture was converted into 2,000,000 shares of the Company’s restricted common stock. In January – February 2009, $90,000 of principal of third party debentures was converted into 3,999,996 of the Company’s restricted stock.

Future principal payments on notes and debentures payable in the years ending May 31, 2009 through 2013 are as follows:

Fiscal Year	Principal	Discount applicable to debenture portion of principal	Balance Sheet
2009	$381,461	1,062	$380,399
2010	$706,773		$706,773
2011	$363,480	65,070	$298.410
2012	-
2013	-
Total	$1,451,714	66,132	$1,385,582

The following table summarizes the outstanding principal, and accrued interest associated with the $460,000 and 326,773 debentures at February 28, 2009

Note Payable	Due	Conversions to Feb 28, 2009	Balance	Accrued interest
$460,000	FY 2010	40,000	420,000	$29,100
$326,773	FY 2010	40,000	286,773	$13,905

The following table summarizes the outstanding principal, debt discount and accretion of preferred financing fees associated with the $555,000 and $50,000 debentures at February 28, 2009

Note Payable	Due	Conversions to Feb 28, 2009	Balance	Remaining debt discount	Remaining deferred financing	Discounted Value	Accrued interest
$555,000	FY 2011	191,520	363,480	49,811	15,259	298,410	$94,115
$50,000	FY 2009	7,000	43,000	1,062	-	41,938	$12,267

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009

(Unaudited)

NOTE 7 – DISCONTINUED OPERATIONS

At February 28, 2009, assets and liabilities from discontinued operations consisted of:

Description	February 28, 2009

Inventory net of reserve	$-
Accounts receivable remaining from discontinued operations	4,011
Total assets net of reserve related to discontinued operations	4,011

Accounts Payable Trade	332,992
Total liabilities related to discontinued operations	$332,992

At February 28, 2009 the Company believed that the probability of disposing of residual inventory at or above cost and collecting receivables was unlikely as was the timing to achieve liquidation due to uncertainty in consumer demand for the Company’s discontinued inventory and the diminished state of the North American home décor market and overall economy. On May 31, 2008 the Company recorded an ongoing reserve against 100 percent of the booked cost of home décor inventory. The above accounts payable are substantially in dispute and the Company believes they will not be paid in full. However, to be conservative the Company has retained these payables at their full value. As the inventory is disposed, receivables collected, and payables reduced the Company will record a gain (loss) in the period of activity.

The loss from discontinued operations, recorded for the nine month period ended February 28, 2009, includes the costs of liquidating inventory,  renting temporary warehouse space for remaining home décor inventory and surplus office equipment, legal, professional and staff time related to eliminating and reducing liabilities associated with discontinued operations, accretion of beneficial conversion and financing fee discount and interest charges associated with historical financings related to home décor inventory support.

NOTE 8 - SUBSEQUENT EVENTS

On March 16, 2009 FINRA approved the Company’s Form 211 submission and effective March 17, 2009 the Company was reinstated for trading on the NASD OTC Exchange.

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

 INTELLIGENT LIVING CORP.

FORM 10-Q

For the Quarterly period ended February 28, 2009

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

Prior to the acquisition of MCM the Company was engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In July 2006, as a result of a breach of the Company’s exclusivity agreement with its principal supplier by its principal supplier and other production related issues the board of directors began an evaluation of alternative business models and opportunities. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process continued through the quarter ended February 28, 2009. Liquidation of the Company’s home décor inventory has been slower than expected principally as a result of the slowdown of the US economy and competition from suppliers of similar product to the US home décor wholesale market.

Results from ongoing operations reported for the 9 months ended February 28, 2009 and February 29, 2008 relate to sales, marketing and support of home automation and energy efficiency products and services. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include the costs of liquidating inventory, reducing staff and closing office and warehouse space, renting temporary warehouse space for remaining home décor inventory and office equipment, legal, professional and staff time related to eliminating and reducing liabilities associated with discontinued operations, accretion of beneficial conversion and financing fee discount and interest charges associated with historical financings related to home décor inventory support.

On July 4, 2007 Elgrande International, Inc. merged with its wholly owned subsidiary Intelligent Living Corp. As a result of the merger, the Articles of the surviving entity were amended and the name of the surviving entity became Intelligent Living Corp. On August 28, 2007 the Company filed notice of late filing of the Company’s 10KSB annual report and, as a consequence of the NASDAQ OTCBB rules regarding late filing of annual and quarterly reports the Company was delisted to the Pink Quote system. On August 29, 2008 the Company became eligible for relisting NASD Over the Counter Bulletin Board (OTCBB) exchange subject the filing and approval by the Financial Industry Regulatory Authority (FINRA) of a Form 211 submission under SEC Rule 15C2-11.

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

On August 20, 2008 the Company received clearance from the SEC for filing a Definitive Information Statement for proposed amendments to the Company’s Articles of Incorporation. On August 22, 2008 the Company received correspondence from the Securities and Exchange Commission (SEC) advising that they had no further comments on the Company’s annual report on Form 10-KSB/A for fiscal year ended May 31, 2005 filed July 18, 2005. As at February 28, 2009 there are no outstanding comments on the Company’s SEC filings.

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

In late November 2008 the Company completed a draft Form 211 submission and in December 2008 submitted the draft for legal review prior to submission to FINRA. A Form 211 application was filed with FINRA on behalf of the Company in February 2009.

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

RESULTS OF OPERATIONS – for the nine months ended February 28, 2009 and February 29, 2008

For the 9 months ended February 28, 2009, revenues from continuing operations were $149,560 compared to $227,219 in the same period ending last year. These revenues are a result of the sale of smart home products and services offered through the Company’s subsidiary MCM.

For the 9 months ended February 28, 2009, gross profit was $81,422 compared to $102,003 in the same period in the prior year. Gross margin (gross profit as a percent of revenue) was 54%, compared to 45% for the same period in the prior year.

Operating expenses for the 9 months ending February 28, 2009 were $139,416 versus $157,684 for the same period in the prior year.

The Company recorded an operating loss from continuing operations of ($57,994) for the period ending February 28, 2009 compared to a loss on operations of ($55,681) for the same period in the prior year.

Total other expenses for the nine month period ending February 28, 2009 were $15,326. Total other expenses were $26,861 for the comparable period in the prior year. The net loss from continuing operations for the six month period ending February 28, 2009 was ($73,320) compared to a net loss of ($82,541) in the comparable period in the prior year.

During the 9 months ended February 28, 2009 the Company incurred expenses associated with its discontinued wholesale business. The net loss from discontinued operations was ($197,341) compared to a net loss of ($403,519) for the comparable period in the prior year.

The total net loss for the 9 months ended February 28, 2009 was ($270,661) compared to a total net loss of ($486,060) for the corresponding period in the prior year. The total net loss decreased 44% compared to the corresponding period in the prior year. A gain of $42,489 was realized as a result of foreign currency translation and the resulting comprehensive loss the period ending February 28, 2009 was $(228,172). For the comparable period in the prior year the Company recorded a net loss of ($24,648) as a result of foreign currency translation and a comprehensive loss of ($510,708). The comprehensive loss decreased 55% compared to the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of February 28, 2009, our principal sources of liquidity included cash and cash equivalents, and operating cash flow from our operating subsidiaries, and loans from related parties.  At February 28, 2009, cash and cash equivalents totaled $11,202 compared to $10,357 at February 29, 2008.

Our business is in transition and our liquidity must be considered in light of the risks, expenses and difficulties frequently encountered by companies in this stage of development. The decisions to discontinue operations in the wholesale home décor sector and acquire the assets and ongoing business of ILC have directly impacted year to date sales and liquidity. Risk factors relevant to these events and decisions include, but are not limited to: the Company’s ability to secure ongoing product supply at market competitive prices, foreign exchange fluctuations, continued acceptance of the Company’s products and services, changes in technology and consumer adoption of technology, access to skilled labor, the strength of the real estate market, and the strength of the consumer economy and overall economy, and cannot be quantified at this time.

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

Investing Activities

Investing activities for the period from inception through February 28, 2009 consisted primarily of the purchase of inventory, property and equipment and soft costs associated with the development of our areas of business activities and supporting infrastructure.

Financing Activities

 Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we have raised approximately $12.6 million from the sale of common stock and have borrowed approximately $1.45 million from investors and shareholders. As at February 28, 2009, $1,385,582 was recorded on the Company’s balance sheet as debt principal net of debt discounts.  Funds from these sources were used as working capital to fund the development of the Company.

The Company executed a securities purchase agreement dated as of December 7, 2005 (the "Purchase Agreement") with certain accredited investors under which we agreed to sell to these investors our convertible Debentures due five years from the final Closing Date under the Purchase Agreement in the aggregate principal amount of up to $600,000 bearing interest at the rate of 6% per annum and convertible into restricted shares of our Common Stock at a conversion price for each share of Common Stock equal to 75% of the lowest closing bid price per share (as reported by Bloomberg, LP) of our Common Stock for the fifteen trading days immediately preceding the date of conversion. At the close of the offering the company the company completed the sale of an aggregate of $555,000 in Debentures under the Purchase Agreement which resulted in net proceeds of $424,850. In May 2006 the Company secured additional debenture financing from an accredited investor in the amount of $50,000 under terms similar to the December 7, 2005 Purchase Agreement.

In February 2008 the Company negotiated payment of accrued liabilities totaling $460,000 in the form of a debenture bearing an interest rate of 6% maturing on June 1, 2010.

In June 2008 the Company negotiated the rollover, reduction of accrued liabilities and re-classification of mature debentures $599,998 into two new debentures: a third party debenture in the amount of $326,773 and a related party debenture in the amount of $273,225. In September 2008 the February 2008 debenture was re-assigned and re-negotiated. All of these debentures are due in June 2010 and are convertible into shares of common stock at a conversion price for each share of common stock equal to the lowest closing bid price per share of the common stock for the 20 trading days immediately preceding the date of conversion. In September 2008 the Company negotiated the payment of accrued liabilities totaling $200,000 in the form of a short term convertible non-interest bearing note.  For the period ended February 28, 2009 the Company negotiated short term loans totaling $51,659. These loans are due on demand

FUTURE PLAN OF OPERATIONS

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

On December 8, 2006 the Company discontinued its activity in the home décor sector and began a process to liquidate its residual inventory of home décor products and to fully wind down its home décor business. This process continued through the quarter ending February 28, 2009.

Cash flows from ongoing MCM business are estimated to be sufficient to sustain the current level of operations through the fourth quarter of FY 2009.

OFF BALANCE-SHEET ARRANGEMENTS

During the year ended May 31, 2008, and the nine months ended February 28, 2009, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

SUBSEQUENT EVENTS

On March 16, 2009 FINRA approved the Company’s Form 211 submission and effective March 17, 2009 the Company was reinstated for trading on the NASD OTC Exchange.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit facility because borrowings under the facility are variable rate borrowings.  At the current time all of the borrowings under our credit agreements accrue interest at the Prime Rate plus the applicable margin.  Assuming that the balance on our line of credit as of February 28, 2009, was the same throughout the entire year, each 1.0% increase in the prime interest rate on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $353 per year.

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

MCM’s and Cardinal Points’ cash balances consist of Canadian Dollars and U.S. Dollars. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments.  For the period ended February 28, 2009, MCM purchased approximately $18,000 of goods valued in US dollars for sales in Canadian dollars. During this period a 10% increase or decrease in the level of the U.S. Dollar exchange rate against the Canadian Dollar with all other variables held constant would result in a realized gain or loss of approximately $1,844.

Translation risks

The financial statements of MCM and Cardinal Points, with a functional currency of Canadian dollars, are translated into U.S. dollars using the current rate method.  Accordingly, assets and liabilities are translated at period-end exchange rates while revenue, expenses and cash flows are translated at reporting period weighted average exchange rates.  Adjustments resulting from these translations are accumulated and reported as the principal component of other comprehensive loss in stockholders’ equity. The magnitude of the adjustment resulting from application of the current rate method is directly related to the difference between the average exchange rate and closing exchange rate for the period.

The fluctuation in the exchange rates resulted in foreign currency translation gains reflected in comprehensive gain in stockholders’ equity of $42,489 at February 28, 2009.  Future changes in the value of the U.S. dollar to Canadian dollar could have a material impact on our financial position.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended February 28, 2009 the Company issued 47,638,271 shares of its unregistered common stock for $1,633,941 of debt at an average price of $0.034 per share.

Date	Title and Shares of Common Stock	Purchasers	Principal Underwriter	Total Offering Price/Underwriting Discounts
October 14, 2008	7,650,000	Related Parties	NA	Convertible Debenture principal and accrued interest conversions valued at $282,408
October 14, 2008	24,538,275	Related Parties	NA	Convertible notes, subscription deposits and accrued interest valued at $981,533
October 16, 2008	4,000,000	Private Investors	NA	Convertible Debenture conversions valued at $80,000
October 16 – November 30, 2008	7,450,000	Private Investors	NA	Convertible note conversions valued at $200,000
January 12 – February 18, 2009	3,999,996	Private Investors	NA	Convertible Debenture conversions valued at $90,000

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

Dated:  April 14, 2009