Form 10-K
period 2009-05-31
Intelligent Living Corp
filed 2009-09-14
CIK 1073362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 000-25335

INTELLIGENT LIVING CORP

 (Exact name of small business issuer as specified in its charter)

Nevada	88-0409024
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

Suite 221, 2323 Quebec Street, Vancouver, B.C., Canada	V5T 4S7
(Address of principal executive offices)	(Zip Code)

604-876-7494

Issuer’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $335,488

The number of shares of the Registrant’s Common Stock outstanding as of May 31, 2009 was 49,336,477.

Documents incorporated by reference: None.

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•

the ability of the Company to earn revenues sufficient to pay its expenses;

•

prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company’s products and services;

•

 regulatory or legal changes affecting the Company’s business; and the Company’s ability to secure necessary capital for general operating or expansion purposes;

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”, “Description of the Business” and “Management’s Discussion and Analysis” of this annual report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Furthermore, there is no assurance that the Company’s new line of business will be successfully launched or will be profitable since it depends, among other things, on (a) the ability of the Company to raise funds for this business, (b) the successful development of our products, and (c) the success of those opportunities in the marketplace. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

We qualify all the forward-looking statements contained in this annual report by the foregoing cautionary statements.

PART I

ITEM  1.

DESCRIPTION OF BUSINESS

General

Intelligent Living Corp (“ILC”, the “Company”, “we”, “us”) formerly Elgrande International Inc. was incorporated in the State of Nevada in 1998. Through its wholly owned subsidiary MCM Integrated Technologies, Ltd. (“MCM”) the Company specializes in designing, supplying, installing, upgrading and servicing home automation solutions, energy use monitoring and conservation systems including: structured wiring, security and access control systems, lighting, HVAC and environmental controls, energy use monitoring and reduction systems and distributed audio/video systems. The Company offers both wired and wireless technology for single and multi unit new construction and existing buildings, using both traditional component and Windows Media Center/Vista based systems. Income is derived from both equipment sales and the provision of installation, repair and maintenance services. Customers include technology consumers, residential home owners, developers and builders of single family and multi-unit developments and commercial businesses.

Prior to the acquisition on December 8, 2006 of MCM the Company was engaged in the import and distribution of home décor products for the North American market. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process continued through the year ended May 31, 2009. Liquidation of the Company’s home décor inventory has been slower than expected principally as a result of the slowdown of the US economy, dating of the Company’s home décor inventory and competition from suppliers of similar product to the home décor wholesale market.

MCM has supplied custom IT solutions since 1994 and home automation and energy management solutions since 2003. The Company has offices and demonstration suites in Phoenix Arizona and Vancouver British Columbia and is active with single family homes and multi-unit town homes and condominium projects in southwest BC and the greater Phoenix area.

On August 29, 2008 the Company became eligible for relisting on the NASD Over the Counter Bulletin Board (OTCBB) exchange through the approval of a Form 15C2-11 application by the Financial Industry Regulating Authority (“FINRA”). The Company completed the Form 15C2-11 application and arranged for submission to FINRA in February 2009. The application was approved by FINRA on March 17, 2009 and the Company was re-listed on the OTCBB under the symbol ILVC on the same day.

Since 2007 and through 2009, the U.S. credit markets began to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities. These problems led to a slow-down in residential housing market transactions in the U.S.

In response to the downturn in the U.S. housing market the Company has increased its focus on the western Canadian housing market by expanding its marketing and project base and has initiated technology cooperation with a leading security surveillance group in the Republic of Turkey for market development in Turkey and the Middle East. The Company is actively evaluating opportunities to expand its business activities through expansion vertically within the Company’s current green building, home automation and energy conservation sectors and horizontally within related sectors.

Employees

As of May 31, 2008, we had a staff of five consisting of four employees: one COO, two technical applications specialists, one part time administrative assistant, and one consultant, the President.

ITEM 1A

RISK FACTORS

Readers should carefully consider the risks and uncertainties described below before deciding whether to invest in shares of our common stock.

Our failure to successfully address the risks and uncertainties described below would have a material adverse effect on our business, financial condition and/or results of operations, and the price of our common stock may decline and investors may lose all or part of their investment. There is no assurance that we will successfully address these risks or other unknown risks that may affect our business.

Risks Relating to our Company

Our independent auditor has issued an audit opinion which includes a statement describing our going concern status. Our financial status creates a doubt whether we will continue as a going concern.

As described in Note 2 of our accompanying financial statements, our limited revenues generated and our lack of any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. The Company had a working capital deficit of ($937,746) at May 31, 2009 and a total net loss of $(363,795) for the twelve months then ended. If the Company does not raise a sufficient amount of capital, it may not have the ability to remain in business until such time, if ever, when it becomes profitable.

Although the Company has restructured its operations the Company’s operating income is not yet adequate to offset the Company’s aggregate overhead expenses. To rectify this shortfall, on an operating basis the Company either needs to reduce overhead expenses and/or increase its operating revenue to offset the Company’s overhead expense. There is no assurance that the Company will be able to do so.

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

We have not operated profitably and have a limited operating history that you can use to evaluate us; therefore, we may not survive if we meet some of the problems, expenses, difficulties, complications and delays frequently encountered by a company in the early stages of shifting its business activities.

We recently completed the acquisition of MCM and have phased out of the home décor business. This substantial shift of activity has required management to adapt to a new business environment and also to assume un-anticipated costs and liabilities associated with the un-planned phase out of the home décor business. We have a limited operating history on which to base an evaluation of our current business and prospects. Any potential investor must consider our business and prospects in light of the risks and difficulties frequently encountered by companies in the early stages of shifting activities to a new area of business. These risks and difficulties include, but are not limited to residual liabilities associated with the old business and lack of sufficient customers, revenue, cash flow and capital for marketing, product development and inventory associated with current business activity. We cannot be certain that our business strategy will be successful or that we will successfully address these risks. Our failure to address any of these risks associated above could harm our ability to operate profitably.

We may change our business plan.

Based on the results of our efforts to develop our current operating concept, we are re-evaluating our business plan and our board of directors may determine that it is in the best interests of the shareholders to change our business plan through vertical diversification within the Company’s current business sector and/or horizontal diversification into related sectors. Any such expansion of operations will entail risks, and such actions may involve specific operational activities which may negatively affect the profitability of the Company. Consequently, shareholders must assume the risk that (i) such expansion may ultimately involve expenditures of funds beyond the resources available to the Company at that time, and (ii) management of such expanded operations may divert management’s attention and resources away from its existing operations, all of which factors may have a material adverse effect on the Company’s present and prospective business activities. In addition, we may need to bring in new investors or raise additional capital, all of which could result in dilution of current shareholders. There is no guarantee that our efforts to diversify will be successful.

We require additional funds to achieve our current business strategy and our inability to obtain additional financing would inhibit our ability to expand or even maintain our business operations.

We need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. This financing may not be available when needed. Even if this financing is available, it may be on terms that we deem unacceptable or are materially adverse to shareholder interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would inhibit our ability to implement our development strategy, and as a result, could require us or diminish or suspend our development strategy and possibly cease our operations. If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate planned expansion and or introduction of new products and services. In addition, such inability to obtain financing on reasonable terms could have a negative effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations.

We currently have outstanding debt that is convertible into shares of our common stock at below market pricing resulting in significant dilution to our current stockholders.

At May 31 2009 we had a total of $1,329,469 in debt and accrued interest that is convertible into shares of our common stock at a discount of up to 25% of the market price for our common stock at any given time.  The conversion of any or all of this debt could result in significant dilution to our stockholders.

We rely heavily on our management, and the loss of their services could materially and adversely affect our business.

The Company’s business is significantly dependent on the Company’s management team. The Company’s success will be particularly dependent on Michael Holloran, the Company’s Chief Executive Officer, and Murat Erbatur the Company’s Chief Operating Officer and founder of MCM Integrated Technologies. The loss of these individuals could have a material adverse effect on the Company.

The Company may not be able to develop its customer base and sustain market acceptance of its products and services

Although the Company believes it can continue to develop home automation equipment and technology packages that will attract a customer base sufficient to support the Company’s activities, the inability of the Company to develop such a customer base could have a material adverse effect on the Company. There is the possibility that competitors could seize on the Company’s ideas and business model and produce competing product matrices and installations. There is the possibility that the competitors could capture significant market share of the Company’s intended market. No assurance can be given that the Company’s, products and solutions will attain a degree of market acceptance on a sustained basis or that it will generate revenues sufficient to achieve and sustain profitable operations.

As at the end of the fiscal year ended May 31, 2010, we will be required to provide an auditor’s attestation on the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002-- any adverse results from such attestation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by management on our internal control over financial reporting in this Annual Report on Form 10-K. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective.

For  our annual report on Form 10-K for the fiscal year ended May 31, 2010, such report must also contain a statement that our auditors have issued an attestation report on the effectiveness of such internal controls.

We have evaluated our internal control over financial reporting and have concluded that our internal control over financial reporting is effective. Our auditors have not conducted the evaluation necessary to provide an attestation report on the effectiveness of our internal control over financial reporting. During the auditor’s evaluation and testing process, they may identify one or more material weaknesses in our internal control over financial reporting, and they will be unable to attest that such internal control is effective. If our auditor’s are unable to attest that our internal control over financial reporting is effective as of May 31, 2010, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

Failure to comply with the new rules may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance and the cost of such coverage may be prohibitively high. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

Recent market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of the U.S. and global economic conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

Since 2007 through 2009, the U.S. credit markets began to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities. These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These conditions continued and worsened in 2008 and 2009, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to further deteriorate and stock markets to decline substantially. In addition, general economic indicators have deteriorated, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings. These unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

The Company’s operating results may vary and may not support ongoing development of the business

The Company’s operating results may fluctuate significantly from period to period as a result of a variety of factors including but not limited to: purchasing patterns of customers, competitive pricing and margins, debt service and principal reduction payments, and general economic conditions. There is no assurance that the Company will be successful in marketing its products and services or that the revenues from the sale of such products and services will be sufficient to offset costs and support ongoing development of the business.

Unanticipated Obstacles to Execution of the Business Plan

The Company’s business plans may change significantly. Many of the Company’s potential business endeavors are capital intensive and may be subject to statutory or regulatory requirements. Management believes that the Company’s goals and strategies are achievable in light of current economic conditions and regulatory environments with the skills, background, and knowledge of the Company’s principals and advisors. Management reserves the right to make significant modifications to the Company’s stated strategies depending on future events.

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

No Assurances of Protection for Proprietary Rights; Reliance on Trade Secrets

In certain cases, the Company may rely on trade secrets to protect the Company’s technology know-how which the Company has developed or may develop in the future. There can be no assurances that secrecy obligations will be honored or that others will not independently develop similar or superior technology. The protection of  trade secret status has been the subject of increasing claims and litigation by various companies both in order to protect proprietary rights as well as for competitive reasons even where proprietary claims are unsubstantiated. The prosecution of proprietary claims or the defense of such claims is costly and uncertain given the uncertainty and rapid development of the principles of law pertaining to this area. The Company, in common with other firms, may also be subject to claims by other parties with regard to the use of technology information and data which may be deemed proprietary to others.

Risks Related to Our Common Shares

Dividend Record

We have no dividend record. We have not paid dividends on our common shares since incorporation and do not anticipate doing so in the foreseeable future.

The trading market for our common stock is limited.

We are quoted on the Financial Industry Regulatory Authority’s Over-the-Counter Bulletin Board under the trading symbol “ILVC”. Prior to March 17, 2009 and for the preceding 18 months trading of our common stock was conducted on the Pink OTC Markets Inc. “Pink Sheets” pursuant to category “Current SEC Filers”. The shift in trading venues has improved the liquidity of our securities; however, the OTCBB is regarded as a junior trading venue. This may result in limited shareholder interest and hence lower prices for our common stock than might otherwise be obtained.

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

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system), in companies continuously in existence for at least three years with net tangible assets of less than $2,000,000. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities.

These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission (see above for discussions of penny stock rules), the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM  1B

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM  2.

PROPERTIES

We maintain our statutory registered agent’s office in Reno, Nevada and our principal executive offices are located at Suite 221, 2323 Quebec Street Vancouver, B.C. We are currently occupying approximately 2,000 square feet of office and technology demonstration space. In addition we are renting storage and warehouse space for discontinued inventory and equipment. We do not have a lease and are renting space on a month-to-month basis. The total monthly rent obligation is approximately $3,300.

ITEM 3.

LEGAL PROCEEDINGS

We are not currently involved in any litigation, nor do we know of any threatened litigation against us that would have a material effect on our financial condition.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the year ended May 31, 2009.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock traded on the OTC Bulletin Board (“OTCBB”) from October 5, 1999 to September 2007, on the Pink Sheets from September 2007 to March 2009, and from March 2009 to present on the OTCBB. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Prior to August 15, 2007 the name of the Company was Elgrande International Inc. and our trading symbol was “EGDI”.  On July 19, 2007 the name of the Company was changed to Intelligent Living Corp and effective August 15, 2007, the trading symbol changed to ILVG. On March 17, 2009, commensurate with re-listing on the OTCBB, the trading symbol changed to ILVC. The following sets forth the range of high and low bid information for the quarterly periods indicated of our last two fiscal years as reported by the National Quotation Bureau:

	CLOSING PRICE ($/SHARE)
	LOW	HIGH
2008
First Quarter	1.00	2.50
Second Quarter	0.50	1.50
Third Quarter	0.10	0.25
Fourth Quarter	0.05	0.10

2009
First Quarter	0.05	0.10
Second Quarter	0.01	0.10
Third Quarter	0.01	0.31
Fourth Quarter	0.01	0.02

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights.

	A	B	C
	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available
	exercise of outstanding	outstanding	for future issuance
	options, warrants	options, warrants	under equity
	and rights	and rights	compensation plans
Plan category
Equity compensation plans	NA	NA	NA
approved by security holders

Equity compensation plans not	NA	NA	1,907
approved by security holders
Total	NA	NA	1,907

HOLDERS

As of August 28, 2008, the number of holders of record of shares of common stock, excluding the number of beneficial owners, whose securities are held in street name, was approximately 1,600.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following table sets for the information with respect to all securities of the Company sold in its fiscal years ended May 31, 2007, 2008 and 2009, without registration of the securities under the Securities Act of 1933. The securities so sold are believed by the Company to be exempt from registration under either Regulation S or Rule 506 under the Securities Act of 1933.

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

				Number of
				Shares
			Purchase or	Purchased or	Expiration
			Exercise Price	Purchasable	Date (WTS) or
	Date of	Type of	(USD	Upon Exercise	Due date
Name	Issue	Security[1]	Per Share)	or Conversion[2]	(DEB)	Exemption
Private Investors	7/07	CS	0.75	8,800		506
Private Investors	8/07	CS	0.75	4,867		506
Private Investors	8/07	CS	0.56	8,889		506
Private Investors	12/07	CS	0.28	40,000		506
Private Investors	1/08	CS	0.18	48,000		506
Private Investors	2/08	CS	0.07	96,000		506
Private Investors	2/08	CS	0.08	96,000		506
Related Parties	2/08	CS	0.13	412,000		S
Related Parties	10/08	CS	0.04	32,188,275		S
Private Investors	10/08-11/08	CS	0.024	11,450,000		S
Private Investors	1/09-5/09	CS	0.021	4,722,218		506
Private Investor	2/02	DEB		$35,000	2/08	S
Private Investors	11/05-2/06	DEB		$555,000	2/11	506
Private Investors	5/06	DEB		$50,000	6/09	506
Private Investor	2/08	DEB		$460,000	6/10	S
Private Investor	6/08	DEB		$326,773	6/10	S

(1)

CS – Common Stock, WAR – Warrant, DEB – Debenture; (2) dollar amount convertible

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Overview

Intelligent Living Corp (“ILC”, the “Company”, “we”, “us”) formerly Elgrande International Inc. was incorporated in the State of Nevada in 1998. Through its wholly owned subsidiary MCM Integrated Technologies, Ltd. (“MCM”) the Company specializes in designing, supplying, installing, upgrading and servicing home automation solutions, energy use monitoring and conservation systems including: structured wiring, security and access control systems, lighting, HVAC and environmental controls, energy use monitoring and reduction systems and distributed audio/video systems. The Company offers both wired and wireless technology for single and multi unit new construction and existing buildings, using both traditional component and Windows Media Center/Vista based systems. Income is derived from both equipment sales and the provision of installation, repair and maintenance services. Customers include technology consumers, residential home owners, developers and builders of single family and multi-unit developments and commercial businesses.

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

Prior to the acquisition of MCM the Company was engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In July 2006, as a result of a breach of the Company’s exclusivity agreement with its principal supplier by its principal supplier and other production related issues the board of directors began an evaluation of alternative business models and opportunities. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process continued through the year ended May 31, 2009. Liquidation of the Company’s home décor inventory has been slower than expected principally as a result of the slowdown of the US economy, dating of the Company’s home décor inventory and competition from suppliers of similar product to the home décor wholesale market.

MCM has supplied custom IT solutions since 1994 and home automation and energy management solutions since 2003. The Company has offices and demonstration suites in Phoenix Arizona and Vancouver British Columbia and is active with single family homes and multi-unit town homes and condominium projects in southwest BC, the greater Phoenix area and is pursuing market opportunities in Istanbul Turkey.

Following the acquisition of MCM in December 2006, the Company has expanded its service offerings to include home comfort and energy efficiency solutions integrated with and controlled by home automation applications. In response to the downturn in the US housing market the Company has increased its focus on the western Canadian housing market by expanding its marketing and project base and initiated technology cooperation with a leading security surveillance group in the Republic of Turkey for market development in Turkey and the Middle East.

Results from ongoing operations reported for the year ending May 31, 2008 and 2009 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include the costs of liquidating inventory, renting temporary warehouse space for remaining home décor inventory and office equipment, legal, professional and staff time related to eliminating and reducing liabilities associated with discontinued operations and pursuing legal recourse against the Company’s home décor supplier, accretion of beneficial conversion and financing fee discount and interest charges associated with historical financings related to home décor inventory support.

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

During the 12 month period June 1, 2008 through May 31, 2009, the US dollar to Canadian Dollar exchange rate has varied from a low of 0.7739 on October 29, 2008 to a high of 1.0072 on June 1, 2008. The closing exchange rate was 0.9163 and the average exchange rate over the year ended May 31, 2009 was 0.9717 resulting in a comprehensive income of $7,342 for the year ended May 31, 2009.

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

Comparison of the Years Ended May 31, 2009 and May 31, 2008.

For the year ended May 31, 2009, revenues from continuing operations were $233,961compared to $269,062 in the same period ending last year. These revenues are a result of the sale of smart home products and services.

For the year ended May 31, 2009, gross profit from continuing operations was $127,178 compared to $117,745 in the same period in the prior year. Gross margin (gross profit as a percent of revenue) was 54% for the year ended May 31, 2009, 14% above the forecast value of 40% and 10% higher than the prior year. The increased gross margin reflects more efficient operations and higher margins on equipment sales.

Operating expenses associated with ongoing operations for the year ended May 31, 2009, were $231,609 versus $189,944 for the same period in the prior year. The 22% increase in operating expenses reflects a 33% increase in salary costs required to stay compensation competitive and a 20% increase in Office and Administrative expenses related to staff training, audit and legal fees and the creation of a doubtful account reserve of $26,413, a decrease of 17% in selling expenses and a small increase in depreciation expense. Increased expenses were partially offset by the Company’s increased gross margin.

The Company recorded an operating loss from continuing operations of ($104,431) for the year ended May 31, 2009 compared to an operating loss of ($72,199) for the same period in the prior year.

Total other expenses for the year ended May 31, 2009 were $19,750 compared to $32,555 for the comparable period in the prior year. This reduction reflects decreased interest expenses as a result of more favorable operating loan terms.

The net loss from continuing operations for the year ended May 31, 2009 was ($124,181) compared to a net loss of ($104,754) for the comparable period in the prior year.

During the year ended May 31, 2009 the Company recognized revenues of $396 on the sale of discontinued inventory and incurred expenses associated with its discontinued operations. Expenses include the costs of liquidating inventory, renting temporary warehouse space for remaining home décor inventory and office equipment, legal, professional and staff time related to eliminating and reducing liabilities associated with discontinued operations, accretion of beneficial conversion and financing fee discount and interest charges associated with historical financings related to home décor inventory support. The net loss from discontinued operations was $239,614 compared to a net loss of $974,083 for the comparable period in the prior year. The decrease was due to reductions in interest expenses, amount of accretion expenses, staff, legal and professional expenses, interest charges and rental of temporary space.

The consolidated net loss for the year ended May 31, 2009 was $363,795 compared to $1,078,837 for the comparable period in the prior year. A gain of $$7,342 was realized due as a result of foreign currency translation compared to a loss of $40,317 in the comparable period of the prior year. The resulting comprehensive loss for the period ending May 31, 2009 was $356, 435 compared to $1,119,154 for the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of May 31, 2009, our principal sources of liquidity included cash and cash equivalents, cash flow from our operating subsidiaries, and loans from related parties.  At May 31, 2009, cash and cash equivalents totaled $3,022 compared to $9,369 at May 31, 2008.

Our business is in transition and our liquidity must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our stage of re-development. The decisions to discontinue operations in the wholesale home décor sector and acquire the assets and ongoing business of MCM have directly impacted sales and liquidity. Discontinuation of the home décor business has resulted in a substantial loss of revenue, a parallel increase in the cost of sales and significant un-anticipated costs associated with the shutdown of the home décor operation. These events resulted in a substantial negative impact on cash flow.

The transition to the home automation sector through the acquisition of MCM Integrated Technologies created a new revenue and cost structure and occurred at the same time that the U.S. housing market entered the current period of substantially reduced activity, declining home prices and contraction in the availability of consumer credit. The Company operates in both the U.S. and Canadian home automation markets. The impact on the Canadian market as a result of the U.S. led recession was delayed and did not appear in strength until the beginning of calendar year 2008. The impaired U.S. and Canadian economies and financial markets have and will continue to impact the Company’s sales and liquidity in the present and near term.  Risk factors relevant to these events and decisions include, but are not limited to: the Company’s ability to secure ongoing product supply, foreign exchange fluctuations, continued acceptance of the Company’s products and services, changes in technology and consumer adoption of technology, the strength of the North American housing market and consumer economy in general, and cannot be credibly quantified by the Company at this time.

Internal and External Sources of Capital

For the year ending May 31, 2009 the Company realized a loss on operations of $104,431 and a net loss of $363,795. As of May 31, 2009 the Company had a working capital deficit of $937,746 and limited assets to sell in order to create short or long term liquidity. Therefore, we are dependent on external sources for funding until such time as the Company develops positive net cash flow to maintain liquidity. Until such time as we have positive cash flow on a sustained basis, the dependence on external capital will remain. There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us.

Investing Activities

Investing activities for the period from inception through May 31, 2009 consisted primarily of the purchase of inventory for sale, equipment and soft costs associated with development of our areas of business activities and supporting infrastructure.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we raised approximately $12.5 million from the sale of common stock and as at May 31, 2009 we have borrowings of approximately $1.5 million from investors and shareholders.  Funds from these sources were used as working capital to fund the development of the Company.

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

The Company secured additional debenture financing from an accredited investor in the amount of $50,000 under terms similar to the December 7, 2005 purchase agreement. In February 2008 the debenture holder extended the maturity date of this debenture to May 2009

Year to date loans and repayments to related parties netted to approximately $121,307. The net total of financing activities for the year ended May 31, 2009 was approximately $135,968.

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

Since 2007 and through 2009, the U.S. credit markets began to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities. These problems led to a dramatic and prolonged slow-down in residential housing market transactions in the U.S.

In response to the downturn in the U.S. housing market the Company has increased its focus on the western Canadian housing market by expanding its marketing and project base and has initiated technology cooperation with a leading security surveillance group in the Republic of Turkey for market development in Turkey and the middle East. This effort will continue through the fiscal year ending May 31, 2010.

The Company is actively evaluating opportunities to expand its business activities through both vertical expansion within the Company’s current green building, home automation and energy conservation sectors and horizontally within related sectors. The western Canadian housing market, and in particular, the southwestern British Columbia housing market has been significantly less impacted than the U.S. market and the opportunities for the Company’s products and services have been less negatively affected.

The far eastern European and west Asian areas of Turkey are experiencing a housing boom, supported by Middle Eastern oil revenues, that has remained buoyant through the ongoing global credit crisis. The Company has historical ties to this area and plans to continue to pursuing technology cooperation and marketing activities within Turkey and the Middle East.

On December 8, 2006 the Company discontinued its activity in the home décor sector and began a process to liquidate its residual inventory of home décor products and to fully wind down its home décor business. This process continued through the year ending May 31, 2009 and will continue into the future until such time as this inventory is liquidated and liabilities associated with the discontinued operation are eliminated or mitigated to the maximum extent possible.

Cash flow from ongoing MCM business activities, the sale of residual home décor inventory combined with loans from related parties are estimated to be sufficient to sustain the current level of operations and planned activities through to the end of December 2009.

OFF BALANCE-SHEET ARRANGEMENTS

During the year ended May 31, 2009 the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a) of the SEC's Regulation S-K.

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit facility because borrowings under the facility are variable rate borrowings.  At the current time all of the borrowings under our credit agreements accrue interest at the Prime Rate plus applicable margins. Assuming that the balance on our line of credit as of May 31, 2009, was the same throughout the entire year, each 1.0% increase in the prime interest rate on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $3,275 per year.

Foreign Currency Exchange Risks

Our home automation subsidiary (MCM) and discontinued home décor subsidiary (Cardinal Points) have operations in Canada, both have assets and liabilities in Canadian dollars and both use the Canadian Dollar as a functional currency.  Each financial period, all assets, including goodwill, and liabilities of MCM and Cardinal Points are translated into U.S. Dollars, our reporting currency, using the closing rate method. In addition, we occasionally purchase goods in Canadian dollars for resale in US dollars and routinely purchase goods in US dollars for resale in Canadian dollars. Recently, we have purchased goods in both US dollars and Canadian dollars for resale in Euros.

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

 MCM’s and Cardinal Points’ cash balances consist of Canadian Dollars and U.S. Dollars. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments.  For the period ended May 31, 2009, the Company purchased goods and services of approximately $85,000 for sale in Canadian dollars. During the 12 month period June 1, 2008 through May 31, 2009, the US dollar to Canadian Dollar exchange rate has varied from a low of 0.7739 on October 29, 2008 to a high of 1.0072 on June 1, 2008. Assuming that the majority of the goods and services were priced in U.S. dollars at their point of origin and that the goods and services were purchased at the extremes of the observed swing in the U.S. Dollar exchange rate against the Canadian Dollar, with all other variables held constant in shift of approximately CAD 25,400 in the cost of goods and services would be realized.

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

The fluctuation in the exchange rates resulted in foreign currency translation gains reflected in comprehensive gain in stockholders’ equity of $7,342 at May 31, 2009.  Future changes in the value of the U.S. dollar to Canadian dollar could have a material impact on our financial position.

ITEM 8.

FINANCIAL  STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Intelligent Living Corp and Subsidiaries

Vancouver, BC Canada

We have audited the accompanying balance sheets of Intelligent Living Corp as of May 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Living Corp as of May 31, 2009 and 2008, and the  results of their operations and their cash flows for the years then ended,  in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Chisholm Bierwolf, Nilson, & Morrill, LLC

Chisholm Bierwolf, Nilson, & Morrill, LLC

Bountiful, Utah

September 10, 2009

INTELLIGENT LIVING CORP.
(Formerly known as Elgrande International, Inc.)
CONSOLIDATED BALANCE SHEETS
	May 31
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$3,022	$9,369
Accounts Receivable (net)	39,715	41,321
Prepaid expenses	5,760	4,166
Inventory	65,317	54,166
Investment (cost)	36,635	40,309
Employee expense advances	2,626	2,652
GST/PST tax refundable (payable)	-	83
TOTAL CURRENT ASSETS	$153,075	$152,066
PROPERTY & EQUIPMENT, NET	85,450	148,001
OTHER ASSETS
Deposits	820	902
Goodwill MCM	241,329	243,361
Other assets	13,974	15,375
TOTAL OTHER ASSETS	256,123	259,638
TOTAL ASSETS	$494,648	$559,705

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Bank Overdraft	46,974	50,684
Accounts payable	381,977	389,895
Accrued liabilities	22,701	225,633
Accrued interest	192,092	270,176
Subscription Deposit	-	289,245
Short Term Note	101,275	85,828
Short Term Note - Related Parties	345,802	1,005,881
TOTAL CURRENT LIABILITIES	$1,090,821	$2,317,342

LONG-TERM LIABILITIES
Debentures and Loans	1,010,007	801,746
Debentures and Loans - Related Parties	-	339,999
TOTAL LONG TERM LIABILITIES	1,010,007	1,141,745
TOTAL LIABILITIES	2,100,828	3,459,087

STOCKHOLDERS' (DEFICIT)
Common stock, 800,000,000 shares authorized, $0.001 par value; 49,336,477 and 975,998 issued and outstanding respectively
	49,336	976
Additional paid in capital	12,539,355	10,938,061
(Accumulated deficit)	14,140,456	13,776,661
Accumulated other comp income/(loss)	(54,415)	(61,758)
TOTAL STOCKHOLDERS' (DEFICIT)	$(1,606,180)	$(2,899,382)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$494,648	$559,705

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIGENT LIVING CORP.
(Formerly known as Elgrande International Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Year Ending May 31
	2009	2008

Revenues	$233,931	269,062

Cost of revenues	106,753	151,317

Gross profit	127,178	117,745

Expenses
Selling expense	2,264	2,715
Salaries	93,178	69,885
Depreciation	27,546	26,556
Office & Admin	108,621	90,788
TOTAL OPERATING EXPENSES	231,609	189,944

GAIN (Loss) from operations	(104,431)	(72,201)

Other income (expense)
Interest expense	(19,750)	(32,107)
TOTAL OTHER INCOME (EXPENSE)	(19,750)	(32,107)

GAIN (LOSS) FROM CONTINUING OPERATIONS	$(124,181)	(104,308)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	(239,614)	(974,082)

NET LOSS BEFORE INCOME TAX	(363,795)	(1,078,390)
INCOME TAX EXPENSE	-	-

NET LOSS	(363,795)	(1,078,390)
EARNINGS PER SHARE BASIC AND DILUTED
(Loss) income per share from continuing operations	(0.00)	(0.20)
(Loss) per share from discontinued operations	(0.01)	(1.96)
Net (Loss) per share	(0.01)	(2.16)
Weighted average number of common stock shares outstanding, basic and diluted	29,461,195	498,138
OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	7,342	(40,317)

Comprehensive gain (loss)	$(356,453)	(1,118,707)

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIGENT LIVING CORP.
(Formerly known as Elgrande International, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
					Accumulated
	Common Stock				Other	Total
	Number		Additional	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Deficit
Balance, May 31, 2006	79,024	$79	$10,080,398	$(11,747,517)	$(10,520)	$(1,677,561)
Stock issued for services at an average of
$5.00 per share	66,400	66	331,934			332,000
Stock issued for purchase MCM Integrated Tech	20,000	20	149,980			150,000
Stock issued for conversion of debentures (1)	34,000	34	59,816			59,850
Recording of beneficial conversion feature (1)			50,000			50,000
Imputed interest on Shareholder Loan			63,505			63,505
Net loss for the year ended May 31, 2007				(950,307)		(950,307)
Foreign currency translation gain (loss)					(10,920)	(10,920)
Balance, May 31, 2007	199,424	$199	$10,735,633	$(12,697,824)	$(21,440)	$(1,983,432)
Stock issued for services at an average of	114,000	114	86,286			86,400
$0.76 per share	-
Stock issued for conversion of debentures (1)	302,556	303	48,367			48,670
at an average of $0.16 per share	-
Stock issued for debt interest at an average	360,000	360	44,640			45,000
price of $0.125 per share
Imputed interest on Shareholder Loan			23,135			23,135
Net loss for the year ended May 31, 2008				(1,078,837)		(1,078,837)
Foreign currency translation gain (loss)					(40,317)	(40,317)
Balance, May 31, 2008	975,980	$976	$10,938,061	$(13,776,661)	$(61,757)	$(2,899,381)
stock issued for conversion of debt at an average of
$0.035 per share	43,638,275	43,638	1,500,303			1,543,941
stock issued for conversion of debt at an average of
$0.021 per share	4,722,218	4,722	93,278			98,000
Imputed interest on shareholder loan			7,713			7,713
Net loss for the year ended May 31, 2009				(363,795)		(363,795)
Foreign currency translation gain (loss)					7,342	7,342
Balance, May 31, 2009	49,336,473	$49,336	$12,539,355	$(14,140,456)	$(54,415)	$(1,606,180)

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIGENT LIVING CORP.
(Formerly known as Elgrande Internationalk, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOW
	Year Ended May 31
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(363,795)	$(1,078,837)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization of debt discount	60,735	156,172
Services paid by issuance of common stock	-	53,900
Depreciation	52,122	50,616
Imputed Interest	7,716	23,135
Decrease (increase), net of acquisition, in:
Accounts receivable	(1,644)	64,988
Prepaid expenses	(1,594)	(874)
Inventory	(11,151)	101,301
Increase (decrease), net of acquisition, in:
Accrued liabilities and accrued interest	101,862	514,754
Employee advance receivable	-	(22)
Accounts payable	8,575	59,838
GST tax refundable	83	2,218
Bank overdraft	(3,710)	14,706
Net cash used in operating activities	(150,801)	(38,105)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used for purchases of fixed assets	-	(20,173)
Deposits	-	4,932
Net cash used in investing activities	-	(15,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans, related party	121,879	58,484
Repayment of loans, related party	572	(8,041)
Proceeds from loans	14,661	19,917

Net cash provided by financing activities	137,112	70,360
Net increase (decrease) in cash	(13,689)	17,014
Foreign currency translation gain (loss)	7,342	(24,720)

Cash, beginning of period	9,369	17,075
Cash, end of period	$3,022	$9,369

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$19,750	$37,009
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$-	$53,900
Accrued liabilities paid in common stock	$200,000	$32,500
Common stock issued for debt and interest	$1,441,941	$93,670
Accrued liabilities converted to common stock	$36,027	$-

The accompanying notes are an integral part of these consolidated financial statements

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2009

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

Prior to the acquisition of MCM the Company was engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In July 2006, as a result of a breach of the Company’s exclusivity agreement with its principal supplier by its principal supplier and other production related issues the board of directors began an evaluation of alternative business models and opportunities. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process continued through the year ended May 31, 2009. Liquidation of the Company’s home décor inventory has been slower than expected principally as a result of the slowdown of the US economy, dating of the Company’s home décor inventory and competition from suppliers of similar product to the home décor wholesale market.

MCM has supplied custom IT solutions since 1994 and home automation and energy management solutions since 2003. The Company has offices and demonstration suites in Phoenix Arizona and Vancouver British Columbia and is active with single family homes and multi-unit town homes and condominium projects in southwest BC, the greater Phoenix area and is pursuing market opportunities in Istanbul Turkey.

Following the acquisition of MCM in December 2006, the Company has expanded its service offerings to include home comfort and energy efficiency solutions integrated with and controlled by home automation applications. In response to the downturn in the US housing market the Company has increased its focus on the western Canadian housing market by expanding its marketing and project base and initiated technology cooperation with a leading security surveillance group in the Republic of Turkey for market development in Turkey and the Middle East.

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2009

Results from ongoing operations reported for the year ending May 31, 2008 and 2009 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include the costs of liquidating inventory, renting temporary warehouse space for remaining home décor inventory and office equipment, legal, professional and staff time related to eliminating and reducing liabilities associated with discontinued operations and pursuing legal recourse against the Company’s home décor supplier, accretion of beneficial conversion and financing fee discount and interest charges associated with historical financings related to home décor inventory support.

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

Advertising and Marketing Expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. It also includes expenses related to trade shows and display racks supplied to customers. The Company expenses all advertising expenditures as incurred. The Company incurred advertising and marketing expenses of $2,264 and $2,715 for the years ending May 31, 2009 and 2008 respectively.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.  At May 31, 2009 and 2008, the Company did not have cash equivalents.

Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (hereinafter “SFAS No. 130”).  SFAS No. 130 established standards for reporting and displaying comprehensive income, its components and accumulated balances.  SFAS No. 130 is effective for periods beginning after December 15, 1997. The Company has adopted this accounting standard and for the year ending May 31, 2009 reported a comprehensive gain of $7,342 resulting from the conversion of Canadian dollar subsidiaries into US dollars. For the year ending May 31, 2009 the

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2009

accumulated comprehensive loss due to the conversion of Canadian dollar subsidiaries into US dollars was $54,415.

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

Conversion of the principal and accrued interest of outstanding debentures and notes payable would require the issuance of more shares than are currently authorized and as such would require a net cash settlement of the shares, creating a derivative liability. However, the cost to settle the net cost of the debt at fair market value of the stock is less than the recorded debt and therefore no derivative liability is recorded on the Company’s balance sheet.  At May 31, 2009, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2009

	For the Year Ended May 31,
(in thousands)	2009	2008
Gain (Loss) from continuing operations	$(124.2)	$(104.3)
Gain (Loss) from discontinued operations	(239.6)	(974.1)
Net gain (loss) income	$(363.8)	$(1,078.4)

Weighted average shares outstanding:

basic and dilutive	29,461,195	498,138
Effect of dilutive securities:
stock options and warrants	—	—
Convertible notes	—	—
diluted	29,461,195	498,138

Gain (Loss) per share from continuing operations: basic and diluted	$(0.00)	$(0.20)
Gain (Loss) per share from discontinued operations: basic and diluted	$(0.01)	$(1.96)
Net (loss) income per share: basic and diluted	$(0.01)	$(2.16)

The following potential common shares have been excluded from the computation of diluted net income per share for the year ended May 31, 2009 because their inclusion would have been antidilutive:

	For the Year Ended May 31, 2009	For the Year Ended May 31, 2008
Outstanding common stock options and warrants	Nil	10,667
Convertible notes	177,813,670	16,254,915

Fair Value of Financial Instruments

SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2009

Our financial instruments consist principally of cash, deposits, accounts payable, and amounts owed to related parties. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s operations are in Canada and the United States, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

As shown in the accompanying financial statements, at May 31, 2009 the Company has an accumulated deficit of $14,140,456, and current liabilities in excess of current assets by $937,746. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  Other than a reserve for the full book value of home décor assets ($96,550) and an accounts receivable reserve ($27,764), the financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Commencing in July 2006 and continuing through the year ended May 31, 2009 management has systematically continued to phase out of the home décor sector. Commencing in Q3 2007 the Company began reporting all home décor activity under the category of discontinued operations. In December 2006 the Company re-structured into the home automation sector with the acquisition the ongoing business, assets and

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2009

liabilities of MCM Integrated Technologies. The transition has substantially reduced the Company’s financial obligations with respect to overheads, cost of inventory, cost of sales and need for support services. As a result of this acquisition, the Company has reported positive operating income due to ongoing activities for the year ended May 31, 2007 and a loss on ongoing activities for the years ended May 31, 2008 and 2009.

Management expects to continue the Company’s transition, solidifying its market position as a leading supplier of home automation and green energy efficient products, services and systems.

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

Inventory at May 31, 2009 and May 31, 2008 consisted of a variety of home-décor products and home automation equipment.  Home décor inventories are recorded using the specific identification method and valued at the lower of recorded cost or market value. Home automation inventory consisting of manufactured products is recorded using the first in first out method and valued at the lower of recorded cost or market value. On May 31, 2008 the Company recognized a reserve for potential inventory obsolescence. The recorded cost of inventory was $161,867 at May 31, 2009 and $160,697 at May 31, 2008. A reserve was created on May 31, 2008 to cover the full recorded cost of home décor product. The value of the reserve was of $96,550 on May 31, 2009. There were no reserves recorded for home automation inventory for the year ended May 31, 2009.

Inventory	2009	2008
	Recorded Cost
Home automation equipment	$65,317	$54,166
Home décor products	$96,550	$106,531
Total Recorded Cost	$161,867	$160,697
	Reserve
Home automation equipment	-	-
Home décor products	$96,550	$106,531
	Net of Reserve
Total Inventory net of reserve	$65,317	$54,166

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

May 31, 2009

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

At May 31, 2009, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $3,200,000 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at May 31, 2009.  The significant components of the deferred tax asset at May 31, 2009 and May 31, 2008 were as follows:

	May 31, 2009	May 31, 2008
Net operating loss carry forward	$11,507,000	$11,143,000
Deferred tax asset -NOL	$3,912,000	$3,788,000
Deferred tax asset valuation allowance	$(3,912,000)	$(3,788,000)
Net deferred tax asset	$-	$-

At May 31, 2009, the Company had net operating loss carryforwards of approximately $11,143,000 which expire in the years 2020 through 2027. The change in the allowance account from May 31, 2008 to May 31, 2009 was $123,700.

The components of current income tax expense as of May 31, 2009 and 2008 respectively are as follows:

	As of May 31,
	2009	2008
Current federal tax expense	$-	$-
Current state tax expense	$-	$-
Change in NOL benefits	$123,700	$348,000
Change in valuation allowance	$(123,700)	$(348,000)
Income tax expense	$-	$-

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 , “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 has no material impact on the Company’s financial reporting.

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2009

Revenue and Cost Recognition

The Company recognizes revenues in accordance with the SEC’s Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Revenue is recognized when (1) the price is fixed or determinable; (2) persuasive evidence of an arrangement exists; (3) delivery has occurred or services rendered; and (4) collectability of the resulting receivable is reasonably assured. At the inception of a customer order, we make an assessment as to that customer’s ability to pay for the products and services provided. If we subsequently determine that collection from the customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for that customer’s unpaid invoices. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

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

Accounts Receivable

The Company carries its accounts receivable at net realizable value.  A receivable is considered past due if the Company does not receive payment within 30 days. Management closely monitors outstanding accounts receivable and charges off to expense any balances that are determined to be uncollectible or establishes an allowance for doubtful accounts. The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions.  At May 31, 2009 and 2009, there were accounts receivable allowances of $27,764 and $nil respectively.

Goodwill

Goodwill is calculated as the excess of the fair value of consideration paid over the fair value of tangible and intangible assets acquired and liabilities assumed. Goodwill will be tested for impairment annually according to FAS 142. An impairment test would also be performed in any period in which events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment would be recognized at that time, to the extent that the carrying amount exceeds the undiscounted future net cash flows expected from its use. The Company recorded goodwill in the amount of $241,676 related to the acquisition of MCM Integrated Technologies, Ltd. Management reviewed Goodwill and found that there was no impairment for the period ended May 31, 2009 and no expense has been recognized (see Note 11).

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

May 31, 2009

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property and equipment for purposes of computing depreciation are three to seven years. The following is a summary of property, equipment, and accumulated depreciation:

Property and Equipment	May 31, 2009	May 31, 2008
Computer hardware and software	$820,065	$824,519
Furniture and fixtures, vehicles, leaseholds	313,708	345,857
Book Value of Property and equipment	1,133,773	1,170,376
Less accumulated depreciation	(1,048,323)	(1,022,375)
Property and equipment - net	$85,450	$148,001

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2009

Depreciation expenses for the year ended May 31, 2008 and 2007 were $52,122 and, $50,616 respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

NOTE 5 – COMMON STOCK

During the year ended May 31, 2009 the Company issued 7,450,000 shares of common stock for services valued at $200,000, 36,188,275 shares of common stock for debt and accrued interest valued at $1,343,941 and 4,722,218 shares of common stock for conversion of debenture debt valued at $98,000.

During the year ended May 31, 2008, the Company issued 114,000 shares of common stock for services and accrued liabilities valued at $86,400, 360,000 shares of common stock for accrued interest of $45,000 and 302,555 shares of common stock for conversion of debentures valued at $48,670.

All stock issued was valued at the fair market value.  On September 28, 2008 the Company executed a 1 for 500 reverse split of the Company’s common stock. The stock split has been retroactively restated in these financial statements.

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

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2009

During the years ended May 31, 2008 and 2009 the Company did not issue any new common stock options. Additionally, no options were exercised, and all options previously granted expired in June 2008. The following is a summary of the Company’s common stock option plans:

	Number of shares	Weighted Average Exercise Price
Options outstanding and exercisable at May 31, 2007	-	$-
Options expired	-	$-
Options granted	-	-
Options outstanding and exercisable at May 31, 2008	-	$-
Options expired	-	-
Options granted	-	-
Options outstanding and exercisable at May 31, 2009	-	$-

During the years ended May 31, 2008 and 2009 the Company did not issue any new common stock warrants. Additionally, no warrants were exercised, and all warrants previously granted expired in June 2008. The following is a summary of the Company's common stock warrants:

	Number of shares Outstanding	Weighted average remaining contractual life	Weighted Average Exercise Price
Warrants outstanding and exercisable at May 31, 2007	5,333,333	2	$0.03
Warrants expired	-		-
Warrants granted	-		-
Warrants outstanding and exercisable at May 31, 2008	5,333,333	1	$0.03
Warrants expired	5,333,333-	0	0.03-
Warrants granted	-		-
Warrants outstanding and exercisable at May 31, 2009	-	0	$-

NOTE 7 – RELATED PARTIES (NOTES PAYABLE RELATED PARTY)

On August 24, 2006, we entered into a preliminary non-binding Letter of Intent (“Letter of Intent”) with MCM Integrated Technologies Ltd. (“MCM”), a Vancouver based company wholly owned by Murat Erbatur, one of our directors.  The Letter of Intent provided for the acquisition of all of the assets and ongoing contracts of MCM for a price based on an independent third party evaluation of the fair market value of the acquired assets including current assets, liabilities and future value based on the pro forma three year business plan of MCM. On December 8, 2006 ILC acquired all of the outstanding capital stock of MCM for $280,695, which included 20,000 restricted common shares of ILC valued at $150,000 and $130,695 in the form of a note payable.

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

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2009

During the year ended May 31, 2009, the Company’s officers loaned the Company $121,879 which is uncollateralized and due on demand. The Company repaid $572 in principal and $19,750 in interest to its officers in cash, accrued $9,385 of interest on related party loans and recorded an expense to Paid in Capital of $7,716 on subscription deposit imputed interest. The Company converted $1,119,883 in loans, subscription deposit and debenture principal, and paid $144,058 of accrued interest in restricted common shares to related parties and transferred $300,000 of principal and $26,773 of accrued interest to a third party debenture during the year ended May 31, 2009. All share issuances were at fair market value on the date of issuance. Total outstanding related party debt [principal plus accrued interest] for the years ended May 31, 2008 and 2009 was $1,881,016 and $348,678 respectively.

The Company had non-convertible short-term loans outstanding to corporate officers at May 31, 2009. These are unsecured, bear interest at rates of 0% to 12% per annum and are due on demand. Accrued interest to May 31, 2009 was $2,876

The following table summarizes the position of notes, debentures and amounts due to related parties at May 31, 2009 and 2008:

Related Parties	Principal Outstanding on May31, 2009	Interest Accrued to May 31, 2009	Principal Outstanding on May31, 2008	Interest Accrued to May 31, 2008
Convertible short-term notes	-	-	781,386	132,482
Non-convertible short-term note	345,802	2,876	224,495	-
Debenture	-	-	339,999	26,769
Subscription deposit [shares to be issued]	-	-	289,245	86,640[1]
Total	$345,802	2,876	1,635,125	245,891

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

For the year ending May 31, 2009 the Company did not have any lease or other long term commitments and management was not aware of any contingencies not already provided for. The Company currently rents office, warehouse, storage and demonstration space in Vancouver and demonstration space in Phoenix on a month-to-month basis. This arrangement is expected to continue for the foreseeable future.

NOTE 9 – CONCENTRATION OF CREDIT RISK

Cash

The Company maintains cash balances at two banks.  Accounts at each institution are insured by the Canadian Depository Insurance up to $60,000 in Canadian funds.  At May 31, 2008 and 2009, no account exceeded this limit.

NOTE 10 – NOTES AND DEBENTURES PAYABLE

Short-term Notes

During the twelve months ended May 31, 2007, the Company’s officers loaned the Company $210,697 in the form of an unsecured non-interest bearing short-term note to fund continuing operations and to facilitate the acquisition of MCM Integrated Technologies Ltd. During the twelve months ended May 31, 2008 and 2009, the Company’s officers loaned the Company $58,484 and $121,879 in the form of an unsecured short-term notes to fund continuing operations (see note 7).

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2009

As at May 31, 2009 the following notes were due on demand or within the coming 12 months:

Notes	Principal Amount at May 31, 2009	Weighted Average Interest Rate	Accrued Interest at May 31, 2009
Related Party short term	$345,802	11%	$2,876
Third Party short term	101,275	8%	36,092
Total	$447,078	10%	$38,968

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

In June 2008 the Company amalgamated existing related party debentures in the amount of $320,000 and $20,000 with short term notes totaling $223,973 and accrued interest of $36,027, and issued a new related party debenture in the amount $273,225 and a third party debenture in the amount $326,773. These debentures bear

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2009

an interest rate of 6% maturing on June 1, 2010. The debentures are convertible into shares of common stock at a conversion price for each share of common stock equal to the lowest closing bid price per share of the common stock for the 20 trading days immediately preceding the date of conversion. The Company determined that there was no beneficial conversion associated with the new debentures.

The Company is in compliance with its notes and debentures payable covenants.

Future principal payments on notes and debentures payable in the years ending May 31, 2010 through 2014 are as follows:

Fiscal Year	Principal	Discount as applicable to debenture portion of principal	Balance Sheet
2010	$447,078	-	$447,078
2011	1,065,253	55,247	$1,010,006
2012	-	-	-
2013	-
2014	-
Total	$1,512,331	55,247	$1,457,084

The following table summarizes the outstanding principal, debt discount and accretion of preferred financing fees associated with the $555,000 and $50,000 debentures at May 31, 2009

Note Payable	Due	Conversions at May 31, 2009	Balance at end of period	Remaining debt discount	Remaining deferred financing	Discounted Value	Accrued interest
$555,000	FY 2011	196,520	358,480	42,291	12,956	$303,233	$99,518
$50,000	FY 2009	10,000	43,000	-	-	$43,000	$13,342

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

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2009

Description	December 8, 2006

Assets:
-Cash and Deposits	$50,962
-Trade receivables	55,630
-Inventory	11,625
-Property and equipment	138,962
-Other Assets	16,365
-Goodwill	241,676
-Total assets acquired	515,223
Liabilities:
-Accounts payable and accrued expenses	59,800
-Revolving credit lines	174,725
-Total liabilities	234,525
Net assets acquired	$280,695
Represented by:
-Common Stock issued at closing	$150,000
-Note payable	130,695
$280,695

NOTE 12 – DISCONTINUED OPERATIONS

At May 31, 2009, assets and liabilities from discontinued operations consisted of:

Description	May 31, 2009

Inventory net of reserve	$-
Accounts receivable remaining from discontinued operations	4,366
Total assets related to discontinued operations	4,366
Accounts Payable Trade	349,392
Total liabilities related to discontinued operations	$349,392

At May 31, 2009 the Company continued to retain a reserve against the full recorded cost of residual inventory. The value of the reserve on May 31, 2009 was $96,550. The Company continues to believe that partial recovery of the inventory reserve can be realized on disposal and that outstanding accounts receivable are collectable. The noted accounts payable are substantially in dispute and the Company believes they will not be paid in full. However, the Company has reserved these payables at their full value. As the inventory is disposed, receivables collected, and payables reduced the Company will record a gain (loss) in the period of activity.

During the year ended May 31, 2009, the Company sold inventory with a book value of $156 for $396 and recognized other income of $2,385. The loss from discontinued operations, recorded for the year ended May 31, 2009, include the costs of liquidating inventory, renting temporary warehouse space for remaining home décor inventory and office equipment, legal, professional and staff time related to eliminating and reducing liabilities associated with discontinued operations, accretion of beneficial conversion and financing fee discount and interest charges associated with historical financings related to home décor inventory support.

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2009

NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management has determined that SFAS No. 157 had no impact to us in the fiscal year ended May 31, 2009.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Section N to Topic 1, titled “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the evaluation of prior-year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption should either approach result in quantifying an error that is material in light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative-effect adjustment to beginning retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with FAS 154. SAB 108 is effective for us on May 31, 2007 with earlier adoption encouraged. Management has determined that SAB 108 had no impact to us in the fiscal year ended May 31, 2009.

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2009

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets & Financial Liabilities — Including an Amendment of SFAS No. 115,” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option.  SFAS 159 will become effective for fiscal years beginning after November 15, 2007. Management has determined that the adoption of SFAS 159 had no impact to us in the fiscal year ended May 31, 2009.

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

May 31, 2009

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

In April 2009, the FASB issued SFAS 164 "Not for Profit Entities; Mergers and Acquisitions-Including an amendment of FASB Statement No. 142". SFAS 164 establishes principles and requirements for when a not-for-profit agency entity combines with one or more other not-for profit entities, businesses, or nonprofit activities. This Statement improves the relevance, representational faithfulness, and comparability of the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition. This Statement is effective for mergers for which the merger date is on or after the beginning of an initial reporting period beginning on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2009. The Company does not expect SFAS 164 to have a material effect on its consolidated financial statements.

In May 2009, the FASB issued SFAS 165 "Subsequent Events". SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company does not expect SFAS 165 to have a material effect on its consolidated financial statements.

INTELLIGENT LIVING CORP

(Formerly known as Elgrande International Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2009

In June 2009, the FASB issued SFAS 166 "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140". SFAS 166 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. SFAS 166 must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company does not expect SFAS 166 to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS 167 "Amendments to FASB Interpretation No. 46(R)". SFAS 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFS 167 shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect SFAS 167 to have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162". The FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Following SFAS 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature no included in the Codification will become nonauthoritative. The Company does not expect SFAS 168 to have a material effect on its consolidated financial statements.

NOTE 14 – INVESTMENTS

The Company has recorded an investment in a private company under long term assets. This investment is recorded at cost, was reviewed by the Company’s management and found to be un-impaired.

ITEM 9.

CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T).

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of May 31, 2009. Based on that evaluation the Chief Executive and Principal Financial Officer has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive and Principal Financial Officer, to allow for accurate and timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of May 31, 2009 based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the SEC’s Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934 , Release No. 33-8810. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2009 and no material weaknesses were discovered.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the period covered by this yearly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of September 11, 2009 are as follows:

NAME	AGE	POSITION

Michael F. Holloran	61	President, CEO and Director
Murat Erbatur	59	Director

MICHAEL F. HOLLORAN, PRESIDENT AND CEO

Michael Holloran was elected a director effective August of 2000 and accepted the position of President & CEO of ILC on August 4, 2000. He brings to ILC a wealth of senior management experience spanning 34 years, including 22 years with the Beak International Group and long-term involvement spearheading strategic corporate expansion into key international markets, primarily within Southeast Asia. He has served as a technical advisor to the Asian Development Bank, the governments of Indonesia, Malaysia and the Philippines. He has held outside Directorships, Advisory Board and committee memberships at several prominent North American institutions. He has a Masters degree in Chemical and Environmental Engineering from McMaster University, a Bachelor of Science (Honors) degree in Applied Mathematics and Chemistry from the University of Waterloo and a Management Studies diploma from Sheridan College.

MURAT ERBATUR, DIRECTOR

Murat F. Erbatur was elected a director in February 2004 and accepted the position of COO in December 2006. Mr. Erbatur founded and is currently President and CEO of MCM Integrated Technologies Ltd and ScanTech Imaging Corp. MCM is one of the leading providers of information technology products and services. ScanTech Imaging Corp. is the market leader in fillable and linkable forms for the mutual fund industry. Mr. Erbatur has held these positions for the past 12 years and 10 years respectively. Mr. Erbatur has spent most of his 35-year professional career in computers and their applications in technical and business environments. His career includes 11 years with Swan Wooster Engineering, three years as Vice President of Engineering Software Development Corp, two years as Director of Marketing with REBIS Industrial Work Group Software and six years with Simons International as Manager, Computer Applications.  Mr. Erbatur received a B.Sc. degree in Civil Engineering from Robert College (Istanbul, Turkey) in 1972 and a Masters degree in Engineering from University of British Columbia in 1973.

Our directors are elected by the stockholders and our officers are appointed by our board of directors. Our directors hold office until their successors are elected by the stockholders or appointed by our board of directors. Our officers hold office until their successors are elected and qualified. Vacancies in our board are filled by the board itself.  There are currently two vacancies on our board of directors.

Except as disclosed under Item 12, the Registrant knows of no transactions involving the Registrant during the last two years in which our directors had a direct or indirect interest.

None of our executive officers or key employees is related by blood, marriage or adoption to any other director or executive officer.

To our knowledge, there is no arrangement or understanding between any of our officers and any other person pursuant to which the officer was selected to serve as an officer.

Nominating Committee

We do not have a separate Nominating Committee. Our full Board of Directors performs the functions usually designated to a Nominating Committee.

There have been no changes to the procedures by which security holders may recommend nominees to the board of directors.

Audit Committee

We do not have a separate Audit Committee. Our full Board of Directors performs the functions usually designated to an Audit Committee. We do not have an Audit Committee financial expert.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We believe that during the fiscal year ended May 31, 2009, Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were satisfied.

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form

Michael F. Holloran, President & CEO	0	0	0
Thomas A. Simons	0	0	0
Murat Erbatur	0	0	0

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual compensation for services in all capacities to us for the years ended May 31, 2009 and May 31, 2008:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards [issued and pending] ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen- Sation (i)	Total ($) (j)
M Holloran	2009	$0	$0	$0	$0	$0	$0	$0	$0
	2008	$120,000	$0	$0	$0	$0	$0	$0	$120,000
M Erbatur	2009	$0	$0	$0	$0	$0	$0	$0	$0
	2008	$0	$0	$0	$0	$0	$0	$0	$0

Mr. Holloran's contract salary can be paid in combination of cash and restricted stock. The amount of stock due is calculated monthly based on the amount of unpaid compensation and the lowest closing price of the Company’s shares within the month.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No options/SARs were granted in the fiscal year ended May 31, 2009.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

No officer or Director hold or exercised any options in the fiscal year ended May 31, 2009.

LONG TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

We have not awarded any stock options, stock appreciation rights or other form of derivative security or common stock or cash bonuses to our executive officers and directors.

COMPENSATION OF DIRECTORS

The members of our Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

EMPLOYMENT CONTRACTS

Our CEO and President, Michael F. Holloran, is party to a consulting contract, which expires in June 2009.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 11, 2009, information concerning the beneficial ownership of the our Common Stock by (i) each person who is known by us to own beneficially more than 5% of our Common Stock, (ii) each of our directors and officers, and (iii) all of our directors and executive officers as a group.

Title of	Name and Address	Amount and Nature		% of
Class	of Beneficial Owner	of Beneficial Ownership		Class(1)

Common	Michael F. Holloran	7,875,570	Direct	16%
Stock	c/o Suite 221, 2323 Quebec St.
	Vancouver, B.C. V5T 4S7

	Thomas A. Simons	24,726,947	Direct	50%
	c/o Suite 221, 2323 Quebec St.
	Vancouver, B.C. V5T 4S7

	Murat Erbatur	60,000	Direct	<1%
	c/o Suite 221, 2323 Quebec St.
	Vancouver, B.C. V5T 4S7

	All officers and directors
	as a Group (2 persons)	32,662,517 shares		66%

(1)

Percentage ownership based on 49,336,477 shares issued and outstanding.

Changes in Control

There are no arrangements that may result in a change in control of the Registrant.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our By-Laws include a provision regarding related party transactions which requires that each participant to such transaction identify all direct and indirect interests to be derived as a result of the Company's entering into the related transaction. A majority of the disinterested members of the board of directors must approve any related party transaction.

Except for the transactions described below, none of our directors, senior officers or principal shareholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction, since the beginning of the fiscal year ended May 31, 2009, or in any proposed transactions, in which such person had or is to have a direct or indirect material interest.

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

During the year ended May 31, 2009, the Company’s officers loaned the Company $121,879 which is uncollateralized and due on demand. The Company repaid $572 in principal and $19,750 in interest to its officers in cash, accrued $9,385 of interest on related party loans and recorded an expense to Paid in Capital of $7,716 on subscription deposit imputed interest. The Company converted $1,119,883 in loans, subscription deposit and debenture principal to restricted common shares, paid $144,058 of accrued interest in restricted common shares to related parties and transferred $300,000 of principal and $26,773 of accrued interest to a third party debenture during the year ended May 31, 2009. All share issuances were at fair market value on the date of issuance.

Total outstanding related party debt (principal plus accrued interest) for the year ended May 31, 2009 was $348,678.

An employment contract with Michael F. Holloran, our CEO and President, providing for annual compensation of $120,000, expires on June 13, 2009.

Director Independence

The Company’s Board of Directors has determined that none of its directors are independent based on the standards for director independence for the NYSE Amex Equities.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)

Audit related fees for audit Year ended May 31, 2009: $18,000

(2)

Audit related fees for audit Year ended May 31, 2008: $18,000

(3)

All other fees: N/A

(4)

Audit committee pre-approval processes, percentages of services approved by audit committee, percentage of hours spent on audit engagement by persons other than principal accountant’s full time employees: N/A.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following financial statements have been filed with this Annual Report on Form 10-K and are presented in Item 8, herein.

1. Report of Independent Registered Public Accounting Firm

2. Consolidated Balance Sheets

3. Consolidated Statements of Operations and Other Comprehensive Loss

4. Consolidated Statements of Cash Flows

5. Condensed Notes to the Consolidated Financial Statements

(b) The following Exhibits are filed by attachment to this Annual Report on Form 10-K:

EXHIBIT
NUMBER	DESCRIPTION
10.19	Form of 6% Convertible Debenture
23	Consent of Chisholm Bierwolf & Nilson, LLC
31	Certification of Michael F. Holloran Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002, filed herewith.
32	Certification of Michael F. Holloran Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filings set forth below:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation	3.1 in Form 10-SB dated Feb 2, 1999
3.11	By-Laws	3.11 in Form 10-SB dated Feb 2, 1999
4.2	Form of 12% Convertible debenture	4.2 in Form 10-KSB dated Aug 21, 2001
4.3	Form of Stock Purchase Warrant	4.3 in Form 10-KSB dated Aug 21, 2001
4.4	Stock Purchase Agreement, between	4.4 in Form SB-2 dated May 17, 2002
Company and IFG Private Equity LLC
4.5	Commitment Warrant to IFG	4.5 in Form SB-2 dated May 17, 2002
Private Equity LLC
4.6	Registration Rights Agreement, between	4.6 in Form SB-2 dated May 17, 2002
Company and IFG Private Equity LLC
4.7	1998 Directors' & Officers' Stock Option Plan	99.1 in Form S-8 dated Feb 29, 1999
4.8	1999 Stock Option Plan	99.2 in Form S-8 dated Feb 29, 1999
4.9	2001 Stock Option Plan	4.7 in Form S-8 filed November 27, 2001
4.10	2003 Stock Option Plan	4.8 in Form S-8 filed October 25, 2002
4.11	2005 Stock Option Plan	4.8 in Form S-8 filed July 28, 2005
4.12	2006 Stock Option Plan	4.8 in Form S-8 filed April 28, 2006
4.13	2007 Stock Option Plan	4.8 in Form S-8 filed April 13, 2007
10.3	M. Page-Consulting Agreement	10.3 in Form 10-SB dated Feb 2, 1999
10.4	C. Parfitt-Consulting Agreement	10.4 in Form 10-SB dated Feb 2, 1999
10.6	Office lease dated Aug 27, 1998	10.6 in Form 10-SB dated Apr 21, 1999
10.7	Office lease dated Dec 22, 1998	10.7 in Form 10-SB dated Apr 21, 1999
10.8	Wolnosc International-Consulting Agreement	10.8 in Form 10-SB dated Aug 29, 2000
10.9	Office lease dated Jan 1, 2000	10.9 in Form 10-SB dated Aug 29, 2000
10.10	Capital Lease Agreement	10.10 in Form 10-SB dated Aug 29, 2000
10.11	Michael F. Holloran - Consulting Agreement	10.11 in Form 10-KSB dated Aug 21, 2001
10.12	Sublease Agreement of Company's offices dated August 7, 2001	10.12 in Form 10-QSB dated Oct 15, 2001
10.13	Addendum to the Sublease dated August 22, 2001	10.13 in Form 10-QSB dated Oct 15, 2001
10.14	Paul Morford Consulting Agreement	10.14 in Form 10-QSB dated Oct 15,
2001
10.15	8% Secured Convertible Promissory	4.7 in Form 8-K dated January 4,
	Note due December 31, 2006	2005
10.16	Securities Purchase Agreement, dated	10.15 in Form 8-K dated January 13,
	December 7, 2005, by and among the	2006
Company and the holders of the Company’s
6% Convertible Debentures, with the form
of Debenture attached
10.17	Registration Rights Agreement, dated	10.16 in Form 8-K dated January 13, 2006
December 7, 2005, by and among the
Company and the Holders of the 6%
Convertible Debentures
10.18	Walther-Glas Investment Agreement	10.16 Form 10-KSB/A2 dated July 18, 2008
21	List of Subsidiaries	21 in Form 10-SB dated Aug 29, 2000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf the undersigned, thereto duly authorized.

Dated:  September 14, 2009

               Intelligent Living Corp

               By:  /s/ Michael F. Holloran

                    -----------------------------

                    Michael F. Holloran,

                    President, Chief Executive Officer, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 14, 2009.

     SIGNATURE                              CAPACITY

________________________________________________________________________

/s/  Michael F. Holloran                President, Chief Executive Officer, Principal Financial Officer and Director

_____________________

     Michael F. Holloran

/s/  Murat Erbatur

_____________________             Chief Operating Officer and Director

     Murat Erbatur