Form 10-Q
period 2009-08-31
Intelligent Living Corp
filed 2009-10-20
CIK 1073362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009

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

Yes ☐   No ☑

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

As of August 31, 2009, the registrant had outstanding 55,781,168 shares of its $.001 par value Common Stock.

Transitional Small Business Disclosure Format: Yes☐  No ☑

INTELLIGENT LIVING CORP.

FORM 10Q

For the Quarterly period ended August 31, 2009

TABLE OF CONTENTS

Page

PART  I

FINANCIAL  INFORMATION

3

ITEM  1

Unaudited  Consolidated  Financial Statements

Consolidated Balance Sheets as of August 31, 2009 (Unaudited) and May 31, 2009

3

Consolidated Statements of Operations for the Three Months ended August 31, 2009 and 2008  (Unaudited)

4

Consolidated Statements of Cash Flows for the Three Months ended August 31, 2009 and 2008 (Unaudited)

5

Condensed Notes to Consolidated Interim Financial Statements

6

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of

Continuing and Future Plan of Operation

19

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

24

ITEM 4T

Controls and Procedures

25

PART II

OTHER INFORMATION

26

ITEM 1

Legal Proceedings

26

ITEM 1A

Risk Factors

26

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

26

ITEM 3

Defaults Upon Senior Securities

26

ITEM 4

Submission of Matters to a Vote of Security Holders

26

ITEM 5

Other Information

26

ITEM 6

Exhibits

26

SIGNATURE PAGE

27

PART  I.  FINANCIAL  INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTELLIGENT LIVING CORP.
(Formerly known as Elgrande International, Inc.)
CONSOLIDATED BALANCE SHEETS
	August 31	May 31
	2009	2009
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash	$5,873	$3,022
Accounts Receivable	12,540	39,715
Prepaid expenses	5,367	5,760
Inventory	64,932	65,317
Investment	36,647	36,635
Employee expense advances	2,626	2,626
GST/PST tax refundable (payable)	163	-
TOTAL CURRENT ASSETS	128,148	153,075
PROPERTY & EQUIPMENT, NET	72,206	85,450
OTHER ASSETS
Deposits	820	820
Goodwill MCM	241,336	241,329
Other assets	13,978	13,974
TOTAL OTHER ASSETS	256,134	256,123
TOTAL ASSETS	$456,488	$494,648

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Bank Overdraft	$52,223	$46,974
Accounts payable	354,500	381,977
Accrued liabilities	16,452	22,701
Accrued interest	209,881	192,092
Subscription Deposit	-	-
Short Term Note	131,282	101,275
Short Term Note - Related Parties	350,841	345,802
TOTAL CURRENT LIABILITIES	1,115,179	1,090,821
LONG-TERM LIABILITIES
Debentures and Loans	908,096	1,010,007
Debentures and Loans - Related Parties	-	-
TOTAL LONG TERM LIABILITIES	908,096	1,010,007
TOTAL LIABILITIES	2,023,275	2,100,828
STOCKHOLDERS' (DEFICIT)
Common Stock, 500,000,000 shares authorized,
Common stock, 800,000,000 shares authorized, $0.001 par value; 55,781,168 and 49,336,724 issued and outstanding respectively
	55,780	49,336
Additional paid in capital	12,644,911	12,539,355
Accumulated (deficit)	(14,210,476)	(14,140,456)
Accumulated other comp income/(loss)	$(57,002)	$(54,415)
TOTAL STOCKHOLDERS' (DEFICIT)	(1,566,787)	(1,606,180)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$456,488	$494,648

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP.
(Formerly known as Elgrande International Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	3 months ending August 31
	2009	2008
	(unaudited)	(unaudited)
Revenues	$45,676	$60,104

Cost of revenues	15,292	22,770

Gross profit	30,384	37,334

Expenses
Selling expense	1,064	1,625
Salaries	21,300	16,589
Depreciation	7,104	7,699
Office & Admin	28,969	15,926
TOTAL OPERATING EXPENSES	58,437	41,839

GAIN (Loss) from operations	(28,053)	(4,505)

Other income (expense)
Interest expense	(5,548)	(5,994)
TOTAL OTHER INCOME (EXPENSE)	(5,548)	(5,994)

GAIN (LOSS) FROM CONTINUING OPERATIONS	(33,601)	(10,499)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	(36,419)	(62,937)

NET LOSS BEFORE INCOME TAX	(70,020)	(73,436)
INCOME TAX EXPENSE	-	-

NET LOSS	$(70,020)	$(73,436)
EARNINGS PER SHARE BASIC AND DILUTED
(Loss) income per share from continuing operations	$(0.00)	$(0.01)
(Loss) per share from discontinued operations	(0.00)	(0.06)
Net (Loss) per share	(0.00)	(0.08)
Weighted average number of common stock shares outstanding, basic and diluted	52,044,453	975,980
OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	$(2,587)	$12,565

Comprehensive gain (loss)	$(72,607)	(60,871)

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP.
(Formerly known as Elgrande International, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOW
	3 Months Ended August 31
	2009		2008
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,020)		$(73,436)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization of debt discount	10,089		12,236
Depreciation	13,010		13,979
Imputed Interest	-		5,785
Decrease (increase), net of acquisition, in:
Accounts receivable	28,228		10,111
Prepaid expenses	393		281
Inventory	405		(4,757)
Increase (decrease), net of acquisition, in:
Accrued liabilities and accrued interest	10,773		29,095
Employee advance receivable	-		19
Accounts payable	(27,560)		(28,859)
GST tax refundable	(163)		83
Bank overdraft	5,249		(10,940)
Net cash used in operating activities	(29,596)		(46,403)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans, related party	5,034		13,910
Proceeds from loans	30,000		15,045

Net cash provided by financing activities	35,034		28,955
Net increase (decrease) in cash	5,438		(17,448)
Foreign currency translation gain (loss)	(2,587)		12,565

Cash, beginning of period	3,022		9,369
Cash, end of period	$5,873		$4,486

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$5,548		$-
Income taxes	$-		$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued liabilities converted to notes payable	$-		$36,027
Common stock issued for debt and interest	$112,000	$

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

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

August 31, 2009

(Unaudited)

development in Turkey and the Middle East.

Results from ongoing operations reported for the 3 months ended August 31, 2009 and 2008 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include the costs of liquidating inventory, renting temporary warehouse space for remaining home décor inventory and office equipment, legal, professional and staff time related to eliminating and reducing liabilities associated with discontinued operations and pursuing legal recourse against the Company’s home décor supplier, accretion of beneficial conversion and financing fee discount and interest charges associated with historical financings related to home décor inventory support.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended May 31, 2009. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At August 31, 2009, the Company has a working capital deficit of approximately $987,031, an accumulated deficit of approximately $14,210,476 and negative cash flows from consolidated operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (hereinafter “SFAS No. 130”).  SFAS No. 130 established standards for reporting and displaying comprehensive income, its components and accumulated balances.  SFAS No. 130 is effective for periods beginning after December 15, 1997.  The Company has adopted this accounting standard and for the quarter ending August 31, 2009 reported a

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

(Unaudited)

comprehensive loss of $2,587 resulting from the conversion of Canadian dollar subsidiaries into US dollars. For the quarter ending August 31, 2009 the accumulated comprehensive loss due to the conversion of Canadian dollar subsidiaries into US dollars was $57,002.

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

Accounts Receivable

The Company carries its accounts receivable at net realizable value.  The Company is in the process of developing a policy for recognizing doubtful accounts.  A receivable is considered past due if the Company does not receive payment within 30 days. The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions.  At August 31 and May 31 2009, there were accounts receivable allowances of $27,773 and $27,764 respectively.

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

Inventory at August 31, 2009 and May 31, 2009 consisted of a variety of home automation equipment and home décor products. Home décor inventories are recorded using the specific identification method and valued at the lower of recorded cost or market value. Home automation inventory consisting of manufactured products is recorded using the first in first out method and valued at the lower of recorded cost or market value. On May 31, 2008 the Company began recognizing a reserve for potential inventory

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

(Unaudited)

obsolescence. The recorded cost of inventory was $161,514 at August 31, 2009, and $161,867 at May 31, 2009. Reserves of $96,582 at August 31, 2009 and $96,550 at May 31, 2009 were recorded to cover the full recorded cost of home décor product.

Inventory	August 31 2009	May 31 2009
	Recorded Cost
Home automation equipment	$64,932	$65,317
Home décor products	$96,582	$96,550
Total Recorded Cost	$161,514	$161,867
	Reserve
Home automation equipment	-	-
Home décor products	$96,582	$96,550
	Net of Reserve
Total Inventory net of reserve	$64,932	$65,317

Foreign currency translation

The Company has adopted Financial Accounting Standard No. 52, “Foreign Currency Translation” (SFAS52).  Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date.  Gains or losses are included in income for the year, except gains or losses relating to long-term debt, which are deferred and amortized over the remaining term of the debt.  Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

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

Goodwill

Goodwill is calculated as the excess of the fair value of consideration paid over the fair value of tangible and intangible assets acquired and liabilities assumed. Goodwill will be tested for impairment annually according to Financial Accounting Standard No 142, “Goodwill and Other Intangible Assets” (SFAS142). An impairment test would also be performed in any period in which events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment would be recognized at that time, to the extent that the carrying amount exceeds the undiscounted future net cash flows expected from its use. The Company recorded goodwill in the amount of $241,336 related to the acquisition of MCM Integrated Technologies, Ltd. Management reviewed Goodwill and found that there was no impairment for the period ended August 31, 2009 and no expense has been recognized.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

(Unaudited)

Earnings per Share

The Company has adopted Statement of Financial Accounting Standards Statement No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of common shares outstanding.  Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

	For the Three Months Ended August 31,
(in thousands)	2009	2008
Gain (Loss) from continuing operations	$(33.6)	$(10.5)
Gain (Loss) from discontinued operations	(36.4)	(62.9)
Net gain (loss) income	$(70.0)	$(73.4)

Weighted average shares outstanding:

basic and dilutive	52,044,453	975,980
Effect of dilutive securities:
stock options	—	—
Convertible debt	—	—
diluted	52,044,453	975,980

Gain (Loss) per share from continuing operations: basic and diluted	$(0.00)	$(0.01)
Gain (Loss) per share from discontinued operations: basic and diluted	$(0.00)	$(0.11)
Net (loss) income per share: basic and diluted	$(0.00)	$(0.12)

The following potential common shares have been excluded from the computation of diluted net income per share for the quarter ended August 31, 2009 because their inclusion would have been antidilutive:

	For the Quarter Ended August 31, 2009	For the Quarter Ended August 31, 2008
Outstanding common stock options and warrants	Nil	Nil
Convertible debt	34,275,111	43,434,940

Impairment of long-lived assets

We have adopted Statement of Financial Accounting Standards No 144, , “Accounting for the Impairment or Disposal of Long-Lived Assets”(SFAS144), for the assessment of impairment of goodwill and indefinite life intangibles on an annual basis. The potential impairment of finite life intangibles is assessed whenever events or a change in circumstances indicate the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

August 31, 2009

(Unaudited)

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

August 31, 2009

(Unaudited)

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

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

(Unaudited)

In April 2009, the FASB issued SFAS 164 "Not for Profit Entities; Mergers and Acquisitions-Including an amendment of FASB Statement No. 142". SFAS 164 establishes principles and requirements for when a not-for-profit agency entity combines with one or more other not-for profit entities, businesses, or nonprofit activities. This Statement improves the relevance, representational faithfulness, and comparability of the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition. This Statement is effective for mergers for which the merger date is on or after the beginning of an initial reporting period beginning on or after August 31, 2008

December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2009. The Company does not expect SFAS 164 to have a material effect on its consolidated financial statements.

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

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

(Unaudited)

NOTE 3 - COMMON STOCK

During the quarter ended August 31, 2009 the Company issued 6,444,444 shares of its unregistered common stock for $112,000 of debt at an average price of $0.02 per share.

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

During the years ended May 31, 2008 through 2009 and the three months ended August 31, 2009 the Company did not issue any new common stock options. Additionally, no options were exercised, and all options previously granted expired. The following is a summary of the Company’s common stock option plans:

	Number of shares	Weighted Average Exercise Price
Options outstanding and exercisable at May 31, 2008	-	$-
Options expired	-	-
Options granted	-	-
Options outstanding and exercisable at May 31, 2009	-	$-
Options expired	-	-
Options granted	-	-
Options outstanding and exercisable at August 31, 2009	-	$-

During the years ended May 31, 2008 and 2009 and the three months ended August 31, 2009 the Company did not issue any new common stock warrants. Additionally, no warrants were exercised, and all warrants previously granted expired in June 2008. The following is a summary of the Company's common stock warrants:

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

(Unaudited)

	Number of shares Outstanding	Weighted average remaining contractual life	Weighted Average Exercise Price
Warrants outstanding and exercisable at May 31, 2008	5,333,333	<1	$0.03
Warrants expired	5,333,333-	0	-
Warrants granted	-		-
Warrants outstanding and exercisable at May 31, 2009	-		$-
Warrants expired	-		-
Warrants granted	-		-
Warrants outstanding and exercisable at Aug 31, 2009	-		-

NOTE 5 – RELATED PARTIES (NOTES PAYABLE RELATED PARTY)

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

During the year ended May 31, 2009, the Company’s officers loaned the Company $121,879 which is uncollateralized and due on demand. The Company repaid $572 in principal and $19,750 in interest to its officers in cash, accrued $9,385 of interest on related party loans and recorded an expense to Paid in Capital of $7,716 on subscription deposit imputed interest. The Company converted $1,119,883 in loans, subscription deposit and debenture principal, and paid $144,058 of accrued interest in restricted common shares to related parties and transferred $300,000 of principal and $26,773 of accrued interest to a third party debenture during the year ended May 31, 2009. All share issuances were at fair market value on the date of issuance. Total outstanding related party debt [principal plus accrued interest] for the year ended May 31, 2009 was $348,678.

During the three months ended August 31, 2009 the Company’s officers loaned the Company $5,034, which was uncollateralized and due on demand. Total outstanding related party debt [principal plus accrued interest] for the period ended August 31, 2009 and May 31, 2009 was respectively $354,037 and $348,678.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

(Unaudited)

The Company had short-term loans outstanding to corporate officers at August 31, 2009 in the amount of $350,841. They are unsecured, bear interest at rates of 6% to 11% per annum and are due on demand. Accrued interest to August 31, 2009 was $3,196

The following table summarizes the position of notes, and amounts due to related parties at August 31, 2009:

Related Parties	Principal Outstanding on Aug 31, 2009	Interest Accrued to Aug 31, 2009
Non-convertible short-term notes	$350,841	3,196
Total	$350,841	3,196

NOTE 6 – NOTES AND DEBENTURES PAYABLE

Short-term Notes

During the twelve months ended May 31, 2008 and 2009 the Company’s officers loaned the Company $58,484 and $121,879 in the form of unsecured short-term notes to fund continuing operations

During the three months ended August 31, 2009, the Company received $5034 from its officers (see note 5) and $30,000 from a third party in the form of an unsecured short-term notes to fund continuing operations. As at August 31, 2009 the following notes were due on demand or within the coming 12 months: (see note 5).

Notes and Debentures	Principal Amount at Aug 31, 2009	Weighted Average Interest Rate	Accrued Interest at Aug 31, 2009
Related Party short term	$350,841	11%	$3,196
Third Party short term	131,282	7%	38,142
Total	$428,123	10%	$41,338

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

In June 2008 the Company amalgamated existing related party debentures in the amount of $320,000 and $20,000 with short term notes totaling $223,973 and accrued interest of $36,027, and issued a new related party debenture in the amount $273,225 and a third party debenture in the amount $326,773. These debentures bear an interest rate of 6% maturing on June 1, 2010. The debentures are convertible into shares of common stock at a conversion price for each share of common stock equal to the lowest closing bid price per share of the common stock for the 20 trading days immediately preceding the date of conversion. The Company determined that there was no beneficial conversion associated with the new debentures.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

(Unaudited)

Future principal payments on notes and debentures payable in the years ending May 31, 2010 through 2014 are as follows:

Fiscal Year	Principal	Discount as applicable to debenture portion of principal	Balance Sheet
2010	482,123		482,123
2011	953,253	45,157	908,096
2012	-	-	-
2013	-	-	-
2014	-	-	-
Total	$1,435,376	45,157	$1,390,219

The following table summarizes the outstanding principal, debt discount and accretion of preferred financing fees associated with the $555,000 and $50,000 debentures at August 31, 2009

Note Payable	Due	Conversions at Aug 31, 2009	Balance at end of period	Remaining debt discount	Remaining deferred financing	Discounted Value	Accrued interest
$555,000	FY 2011	206,520	348,480	34,567	10,590	$303,323	$104,845
$50,000	FY 2009	10,000	40,000	-	-	$40,000	$14,342

NOTE 7 – DISCONTINUED OPERATIONS

At August 31, 2009, assets and liabilities from discontinued operations consisted of:

Description	August 31, 2009

Inventory net of reserve	$-
Accounts receivable remaining from discontinued operations	2,037
Total assets net of reserve related to discontinued operations	2,037

Accounts Payable Trade	241,595
Total liabilities related to discontinued operations	$239,598

At August 31, 2009 the Company continued to retain a reserve against the full recorded cost of residual inventory. The value of the reserve on August 31, 2009 was $96,582. The Company continues to believe that partial recovery of the inventory reserve can be realized on disposal and that outstanding accounts receivable are collectable. The noted accounts payable are substantially in dispute and the Company believes they will not be paid in full. However, the Company has reserved these payables at their full value. As the inventory is disposed, receivables collected, and payables reduced the Company will record a gain (loss) in the period of activity.

The loss from discontinued operations, recorded for the 3 month period ended August 31, 2009, include the costs of liquidating inventory, renting temporary warehouse space, disbursement costs related to eliminating and reducing liabilities associated with discontinued operations, accretion of beneficial conversion and financing fee discount and interest charges associated with historical financings related to home décor inventory support.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

(Unaudited)

NOTE 8 – CHANGES IN PRESENTATION OF COMPARATIVE STATEMENTS

The presentation of certain amounts for previous periods has been reclassified to conform to the presentation adopted for the current period.

NOTE 9 – INVESTMENTS

The Company has recorded an investment in a private company under long term assets. This investment is recorded at cost, was reviewed by the Company’s management and found to be un-impaired.

 INTELLIGENT LIVING CORP..

FORM 10-Q

For the Quarterly period ended August 31, 2009

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

Results from ongoing operations reported for the 3 months ended August 31, 2008 and 2007 relate to sales, marketing and support of home automation and energy efficiency products and services. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include liquidating inventory, renting temporary warehouse space, disbursement costs related to eliminating and reducing liabilities associated with discontinued operations, accretion of beneficial conversion and financing fee discount and interest charges associated with historical financings related to home décor inventory support.

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

Transactions with related parties

During Q3 2007, the Company purchased MCM Integrated Technologies, Ltd. a company owned by a Director of ILC, Inc. for an aggregate amount of less than $0.3 million. Prior to the acquisition, the board commissioned an independent fairness opinion on the transaction and the transaction was authorized by the board of directors, with the director involved in the transaction abstaining from voting on the approval resolution. The Company believed that these transactions represented fair value for the assets and liabilities purchased.

During the year ended May 31, 2008, the Company’s officers loaned the Company $58,484 which was uncollateralized and due on demand. The Company repaid $8,041 to its officers in cash and $4,093 of accrued interest in cash during the year ended May 31, 2008. The Company paid $45,000 of accrued interest in restricted common shares to related parties during the year ended May 31, 2008.

During the year ended May 31, 2009, the Company’s officers loaned the Company $121,879 which is uncollateralized and due on demand. The Company repaid $572 in principal and $19,750 in interest to its officers in cash, accrued $9,385 of interest on related party loans and recorded an expense to Paid in Capital of $7,716 on subscription deposit imputed interest. The Company converted $1,119,883 in loans, subscription deposit and debenture principal, and paid $144,058 of accrued interest in restricted common shares to related parties and transferred $300,000 of principal and $26,773 of accrued interest to a third party debenture during the year ended May 31, 2009. All share issuances were at fair market value on the date of issuance. Total outstanding related party debt [principal plus accrued interest] for the year ended May 31, 2009 was $348,678.

During the three months ended August 31, 2009 the Company’s officers loaned the Company $5,034, which was uncollateralized and due on demand. Total outstanding related party debt [principal plus accrued interest] for the period ended August 31, 2009 and May 31, 2009 was respectively $354,037 and $348,678.

The Company had short-term loans outstanding to corporate officers at August 31, 2009 in the amount of $350,841. They are unsecured, bear interest at rates of 6% to 11% per annum and are due on demand. Accrued interest to August 31, 2009 was $3,196

RESULTS OF OPERATIONS – for the three months ended August 31, 2009 and August 31, 2008

For the 3 months ended August 31, 2009, revenues from continuing operations were $45,676 compared to $60,104 in the same period ending last year. These revenues are a result of the sale of smart home products and services offered through the Company’s subsidiary MCM.

For the 3 months ended August 31, 2009, gross profit was $30,384 compared to $37,335 in the same period in the prior year. Gross margin (gross profit as a percent of revenue) was 67%, compared to 62% for the same period in the prior year.

Operating expenses for the 3 months ending August 31, 2009 were $58,437 versus $41,839 for the same period in the prior year.

The Company recorded an operating loss from continuing operations of ($28,053) for the period ending August 31, 2009. compared to a loss on operations of ($4,505) for the same period in the prior year.

Total other expenses for the three month period ending August 31, 2009 were $5,548. Total other expenses were $5,994 for the comparable period in the prior year. The net loss from continuing operations for the three month period ending August 31, 2009 was ($33,601) compared to a net loss of ($10,499) in the comparable period in the prior year.

During the 3 months ended August 31, 2009 the Company incurred expenses associated with its discontinued wholesale business. The net loss from discontinued operations was ($36,419) compared to a net loss of ($62,937) for the comparable period in the prior year.

The total net loss for the 3 months ended August 31, 2009 was ($70,020) compared to a total net loss of ($73,436) for the corresponding period in the prior year. The total net loss decreased 5% compared to the corresponding period in the prior year. A loss of ($2,587) was realized as a result of foreign currency translation and the resulting comprehensive loss the period ending August 31, 2008 was $(72,607) compared to a gain of $12,565 as a result of foreign currency translation and a comprehensive loss of ($60,871) for the corresponding period in the prior year. The comprehensive loss decreased 49% compared to the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of August 31, 2009, our principal sources of liquidity included cash and cash equivalents, and operating cash flow from our operating subsidiary, and shareholder and related party loans. At August 31, 2009, cash and cash equivalents totaled $5,873 compared to $4,486 at August 31, 2008.

Our business is in transition and our liquidity must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our stage of re-development. The decisions to discontinue operations in the wholesale home décor sector and acquire the assets and ongoing business of MCM have directly impacted sales and liquidity. Discontinuation of the home décor business has resulted in a substantial loss of revenue, and significant un-anticipated costs associated with the shutdown of the home décor operation. These events resulted in a substantial negative impact on cash flow.

The transition to the home automation sector through the acquisition of MCM Integrated Technologies created a new revenue and cost structure and occurred at the same time that the North American housing market entered the current period of substantially reduced activity, house prices declined and a sever contraction in the availability of consumer credit occurred.

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

Internal and External Sources of Capital

For the 3 month period ending August 31, 2009 the Company realized a loss on operations of $28,053 and a net loss of $70,020. As of August 31, 2009 the Company had a working capital deficit of $987,031 and limited assets to sell in order to create short or long term liquidity. Therefore, we are dependent on external sources for funding until such time as the Company develops positive net cash flow to maintain liquidity. Until such time as we have positive cash flow on a sustained basis, the dependence on external capital will remain. There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us.

Investing Activities

Investing activities for the period from inception through August 31, 2009 consisted primarily of the purchase of inventory, property and equipment and soft costs associated with the development of our areas of business activities and supporting infrastructure.

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

For the year ended May 31, 2009, loans and repayments to related parties netted to approximately $121,307. The net total of financing activities for the year ended May 31, 2009 was approximately $135,968

In the quarter closing August 31, 2009 the Company negotiated short term loans totaling $35,034. These loans are interest bearing and due on demand

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

On December 8, 2006 the Company discontinued its activity in the home décor sector and began a process to liquidate its residual inventory of home décor products and to fully wind down its home décor business. This process continued through the period ended August 31, 2009 and will continue into the future until such time as this inventory is liquidated and liabilities associated with the discontinued operation are eliminated or mitigated to the maximum extent possible.

Cash flow from ongoing MCM business activities, the sale of residual home décor inventory combined with loans from related parties are estimated to be sufficient to sustain the current level of operations and planned activities through to the end of February 2009.

OFF BALANCE-SHEET ARRANGEMENTS

During year ended May 31, 2009, and the three months ended August 31, 2009, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

ITEM 3. QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit facility because borrowings under the facility are variable rate borrowings.  At the current time all of the borrowings under our credit agreements accrue interest at the Prime Rate plus the applicable margin.  Assuming that the balance on our line of credit as of August 31, 2009, was the same throughout the entire quarter, each 1.0% increase in the prime interest rate on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $3,279 per year.

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

MCM’s and Cardinal Points’ cash balances consist of Canadian Dollars and U.S. Dollars. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments.  For the period ended August 31, 2009, MCM purchased approximately $4,000 of goods valued in US dollars for sales in Canadian dollars. For the period ended August 31, 2009, a 10% increase or decrease in the level of the U.S. Dollar exchange rate against the Canadian Dollar with all other variables held constant would result in a realized gain or loss of approximately $370.

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

The fluctuation in the exchange rates resulted in foreign currency translation gains reflected in comprehensive gain in stockholders’ equity of ($2,587) at August 31, 2009.  Future changes in the value of the U.S. dollar to Canadian dollar could have a material impact on our financial position.

ITEM 4T. CONTROLS AND PROCEDURES.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of August 31, 2009. Based on that evaluation the Chief Executive and Principal Financial Officer has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive and Principal Financial Officer, to allow for accurate and timely decisions regarding required disclosure.

In addition, based on that evaluation, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS

We are not currently involved in any litigation, nor do we know of any threatened litigation against us that would have a material effect on our financial condition.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended August 31 the Company converted $112,000 of debenture debt to 6,444,444 shares of its unregistered common stock at an average price of approximately $0.02 per share.

The Company offered and sold the securities in reliance on an exemption from federal registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, or alternatively, under Regulation S promulgated under the Securities Act .

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS.

No.

Description

----

------------------------------------------------------------------------------

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

Dated:  October 20, 2009

27