Form 10-Q
period 2009-11-30
Intelligent Living Corp
filed 2010-01-19
CIK 1073362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009

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

As of January 14, 2010, the registrant had outstanding 61581,168 shares of its $.001 par value Common Stock.

Transitional Small Business Disclosure Format: Yes☐  No ☑

INTELLIGENT LIVING CORP.

FORM 10Q

For the Quarterly period ended November 30, 2009

TABLE OF CONTENTS

Page

PART  I

FINANCIAL  INFORMATION

3

ITEM  1

Unaudited  Consolidated  Financial Statements

Consolidated Balance Sheets as of November 30, 2009 (Unaudited) and May 31, 2009

3

Consolidated Statements of Operations for the Three and Six Months ended

November 30, 2009 and 2008 (Unaudited)

4

Consolidated Statements of Cash Flows for the Six Months ended November 30, 2009 and 2008 (Unaudited)

5

Condensed Notes to Consolidated Interim Financial Statements

6

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of

Continuing and Future Plan of Operation

16

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

21

ITEM 4T

Controls and Procedures

22

PART II

OTHER INFORMATION

23

ITEM 1

Legal Proceedings

23

ITEM 1A

Risk Factors

23

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

23

ITEM 3

Defaults Upon Senior Securities

23

ITEM 4

Submission of Matters to a Vote of Security Holders

23

ITEM 5

Other Information

23

ITEM 6

Exhibits

23

SIGNATURE PAGE

24

PART  I.  FINANCIAL  INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTELLIGENT LIVING CORP.
CONSOLIDATED BALANCE SHEETS
	November, 30	May, 31
	2009	2009
	(unaudited)	(audited)
CURRENT ASSETS
Cash	$8,345	$3,022
Accounts Receivable	41,523	39,715
Prepaid expenses	5,518	5,760
Inventory	68,447	65,317
Investment	37,682	36,635
Employee expense advances	2,633	2,626
GST/PST tax refundable (payable)	164	-
TOTAL CURRENT ASSETS	$164,312	$153,075

PROPERTY & EQUIPMENT, NET	61,394	85,450

OTHER ASSETS
Deposits	844	820
Goodwill MCM	241,908	241,329
Other assets	14,373	13,974
TOTAL OTHER ASSETS	257,125	256,123
TOTAL ASSETS	$482,831	$494,648

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Bank Overdraft	45,623	46,974
Accounts payable	376,342	381,977
Accrued liabilities	13,528	22,701
Accrued interest	226,737	192,092
Short Term Note	136,826	101,275
Short Term Note - Related Party	367,737	345,802
TOTAL CURRENT LIABILITIES	$1,166,793	$1,090,821

LONG-TERM LIABILITIES
Debentures	917,127	1,010,007
TOTAL LONG TERM LIABILITIES	917,127	1,010,007
TOTAL LIABILITIES	2,083,920	2,100,828

STOCKHOLDERS' (DEFICIT)
Common stock, 800,000,000 shares authorized, $0.001 par value; 55,781,168 and 49,336,724,998 issued and outstanding respectively	55,780	49,336
Additional paid in capital	12,651,493	12,539,355
Accumulated deficit	(14,235,853)	(14,140,456)
Accum other comp income/(loss)	(72,509)	(54,415)
TOTAL STOCKHOLDERS' (DEFICIT)	$(1,601,089)	$(1,606,180)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$482,831	$494,648

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	For the 3 Months Ended		For the 6 Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues continuing operations
Intelligent Home: Equipment & Services	$94,232	41,904	$139,908	102,008
Cost of revenues
Intelligent Home: Equipment & Services	37,854	17,593	53,145	40,363
Gross profit	56,378	24,311	86,762	61,645

Expenses
Selling expense	161	471	1,225	2,096
Salaries	14,536	23,034	35,837	39,623
Depreciation	7,410	6,911	14,514	14,610
Office & Admin	21,773	24,445	50,742	40,371
TOTAL OPERATING EXPENSES	43,881	54,860	102,318	96,699

Gain (loss) from continuing operations	12,497	(30,549)	(15,556)	(35,054)

Other income (expense)
Interest expense	(5,485)	(4,862)	(11,033)	(10,856)
TOTAL OTHER INCOME (EXPENSE)	(5,485)	(4,862)	(11,033)	(10,856)

Net (loss) income from continuing operations	$7,012	(35,411)	$(26,589)	(45,910)
Gain (loss) on discontinued operations - net of Income tax	(32,390)	(74,268)	(68,808)	(137,205)
Net (loss) income - net of income tax	(25,378)	(109,679)	(95,397)	(183,115)
Provision for income tax	-	-	-	-
Net (loss) income	(25,378)	(109,679)	(95,397)	(183,115)
EARNINGS PER SHARE BASIC AND DILUTED
(Loss) income per share from continuing operations	0.00	(0.00)	(0.00)	(0.00)
(Loss) per share from discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
Net (Loss) per share	(0.00)	(0.01)	(0.00)	(0.02)
Weighted average number of common stock shares outstanding, basic and diluted	55,781,168	21,748,917	53,902,601	11,305,692

Other comprehensive income
Foreign currency translation gain (loss)	(15,507)	26,600	(18,094)	39,165
Comprehensive gain (loss)	$(40,885)	(83,079)	$(113,491)	(143,950)

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW
	Six Months Ended November 30,
	2009	2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(85,080)	$(183,115)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization of debt discount	19,121	24,471
Depreciation / Amortization	25,210	27,508
Imputed Interest	-	7,713
Decrease (increase), net of acquisition, in:
Accounts receivable	(723)	7,012
Prepaid expenses	242	830
Inventory	1,266	2,747
Increase (decrease), net of acquisition, in:
Accrued liabilities and interest	27,816	41,118
Accounts payable	(10,058)	(21,469)
GST tax refundable	(164)	83
Bank overdraft	(1,351)	(15,350)
Net cash used in operating activities	(23,721)	(108,451)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of loans	35,000	12,917
Proceeds from loans, related party	12,138	48,340
Net cash provided by financing activities	47,138	61,257

Net increase (decrease) in cash	23,417	(47,194)

Foreign currency translation gain (loss)	(18,094)	39,165

Cash, beginning of period	3,022	9,369

Cash, end of period	$8,345	$1,340

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$11,033	$10,855
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock Issued for Accrued liabilities	$-	$200,000
Accrued liabilities converted to notes payable	$-	36,027
Common stock issued for debt and interest	$112,000	$1,543,941

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2009

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Intelligent Living Corp (“ILC”, the “Company”, “we”, “us”) formerly Elgrande International Inc., through its wholly owned subsidiary MCM Integrated Technologies, Ltd. (“MCM”), specializes in designing, supplying, installing, upgrading and servicing home automation and commercial presentation center solutions including: structured wiring, security and access control systems, internet access, lighting, HVAC and environmental controls, and distributed audio/video systems. The Company offers both wired and wireless technology for single and multi unit new construction and existing buildings, using both traditional component and Windows 7 based systems. The Company is expanding its service offerings to include home comfort and energy efficiency solutions integrated with and controlled by home automation applications.

In December 2006 the Company acquired MCM and with this acquisition, became a leading home automation provider. MCM has supplied custom IT solutions since 1994 and home automation and energy management solutions since 2003. Following the acquisition of MCM in December 2006, the Company has expanded its service offerings to include home comfort and energy efficiency solutions integrated with and controlled by home automation applications.

In response to the downturn in the US housing market and subsequent deep financial crisis the Company has increased its focus on the western Canadian housing market by expanding its marketing and project base and initiated technology cooperation with a leading security surveillance group in the Republic of Turkey for market development in Turkey and the Middle East. The Company has offices and demonstration suites in Phoenix Arizona and Vancouver British Columbia and is active with single family homes and multi-unit town homes and condominium projects in southwest BC.

Prior to the acquisition of MCM the Company was engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In July 2006, as a result of a breach of the Company’s exclusivity agreement with its principal supplier by its principal supplier and other production related issues the board of directors began an evaluation of alternative business models and opportunities. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process continued through the period ended November 30, 2009. Liquidation of the Company’s home décor inventory has been slower than expected principally as a result of the slowdown of the US economy, dating of the Company’s home décor inventory and competition from suppliers of similar product to the home décor wholesale market.

Results from ongoing operations reported for the 6 months ending November 30, 2008 and 2009 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include the costs of liquidating inventory, renting temporary warehouse space for remaining home décor inventory and office equipment, legal, professional and consultant time related to eliminating and reducing liabilities associated with discontinued operations and pursuing legal recourse against the Company’s home décor supplier, accretion of beneficial conversion and financing fee discount and interest charges associated with historical financings related to home décor inventory support.

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

November 30, 2009

(Unaudited)

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At November 30, 2009, the Company has a working capital deficit of approximately $1,002,481, an accumulated deficit of approximately $14,235,853 and negative cash flows from consolidated operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

The Company carries its accounts receivable at net realizable value.  The Company is in the process of developing a policy for recognizing doubtful accounts.  A receivable is considered past due if the Company does not receive payment within 30 days. The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions.  At November 30 and May 31 2009, there were accounts receivable allowances of $28,275 and $27,489 respectively.

Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. ASC 220 is effective for periods beginning after December 15, 1997. The Company adopted this accounting standard as adopted this accounting standard and for the six months ended November 30, 2009 reported a comprehensive loss of $18,094 resulting from the conversion of Canadian dollar subsidiaries into US dollars. For the six months ended November 30, 2009 the accumulated comprehensive loss due to the conversion of Canadian dollar subsidiaries into US dollars was $72,509.

Earnings per Share

The Company has adopted ASC 260 “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of common shares outstanding.  Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2009

(Unaudited)

	For the Six Months Ended November 30,
(in thousands)	2009	2008
Gain (Loss) from continuing operations	$(26.6)	$(45.9)
Gain (Loss) from discontinued operations	(68.8)	(137.2)
Net gain (loss) income	$(95.4)	$(183.1)

Weighted average shares outstanding:

basic and dilutive	53,902,601	11,305,692
Effect of dilutive securities:
stock options	—	—
Convertible debt	—	—
diluted	53,902,601	11,305,692

Gain (Loss) per share from continuing operations: basic and diluted	$0.00	$(0.00)
Gain (Loss) per share from discontinued operations: basic and diluted	$(0.00)	$(0.01)
Net (loss) income per share: basic and diluted	$(0.00)	$(0.02)

The following potential common shares have been excluded from the computation of diluted net income per share for the period ended November 30, 2009 because their inclusion would have been antidilutive:

	For the Period Ended November, 2009	For the Period Ended November 30, 2008
Outstanding common stock options and warrants	Nil	Nil
Convertible debt	72,349,146	5,013,373

Fair Value of Financial Instruments

On July 1, 2008, the Company adopted Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“Topic 820”).  Topic 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The fair value of the Company's cash and cash equivalents, accrued liabilities and payables and revolving loans payable approximate carrying value because of the short-term nature of these items.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2009

(Unaudited)

Foreign currency translation

The Company has adopted ASC 830, “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year, except gains or losses relating to long-term debt, which are deferred and amortized over the remaining term of the debt. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

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

Goodwill

Goodwill is calculated as the excess of the fair value of consideration paid over the fair value of tangible and intangible assets acquired and liabilities assumed. Goodwill will be tested for impairment annually according to ASC 350-20. An impairment test would also be performed in any period in which events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment would be recognized at that time, to the extent that the carrying amount exceeds the undiscounted future net cash flows expected from its use. The Company recorded goodwill in the amount of $241,336 related to the acquisition of MCM Integrated Technologies, Ltd. Management reviewed Goodwill and found that there was no impairment for the period ended November 30, 2009 and no expense has been recognized.

Impairment of long-lived assets

We have adopted ASC 350 for the assessment of impairment of goodwill and indefinite life intangibles on an annual basis. The potential impairment of finite life intangibles is assessed whenever events or a change in circumstances indicate the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2009

(Unaudited)

Inventories

The Company has adopted ASC 330 “Inventory: Inventory at November 30, 2009 and May 31, 2009 consisted of a variety of home automation equipment and home décor products. Home décor inventories are recorded using the specific identification method and valued at the lower of recorded cost or market value. Home automation inventory consisting of manufactured products is recorded using the first in first out method and valued at the lower of recorded cost or market value. On May 31, 2008 the Company began recognizing a reserve for potential inventory obsolescence. The recorded cost of inventory was $161,514 at November 30, 2009, and $161,867 at May 31, 2009. Reserves of $96,582 at November 30, 2009 and $96,550 at May 31, 2009 were recorded to cover the full recorded cost of home décor product.

Inventory	November 30 2009	May 31 2009
	Recorded Cost
Home automation equipment	$68,447	$65,317
Home décor products	$99,311	$96,550
Total Recorded Cost	$167,758	$161,867
	Reserve
Home automation equipment	-	-
Home décor products	$99,311	$96,550
	Net of Reserve
Total Inventory net of reserve	$68,447	$65,317

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605 “Revenue Recognition in Financial Statements”.  This statement established that revenue can be recognized when persuasive evidence of an arrangement exists, the services have been delivered, all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is reasonably assured.

Segment Reporting

ASC280, “Segment Reporting”, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within ILC for making operational decisions and assessments of financial performance.

ILC’s chief executive officer (CEO) is considered to be the chief operating decision-maker. The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. ILC has determined that it operates in a single operating segment, specifically, marketing home automation products, technology and services.

New Accounting Standards

Effective September 15, 2009, the Financial Accounting Standards Codification Board ™ (“Codification”) is a single official source of authoritative U.S. GAAP, except for certain authoritative rules and interpretive releases issued by the SEC. Since the codification did not alter existing U.S. GAAP, it did not have an impact on our Consolidated Financial Statements. All references to pre-codified U.S. GAAP have been removed from this Form 10-Q.

Recent accounting pronouncements

In May 2009, the FASB issued Accounting Standards Codification Topic 855 (ASC Topic 855) “Subsequent Events”. Topic 855  requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2009

(Unaudited)

statements were issued or available to be issued.  In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (the “Codification”) to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all then-existing non-SEC accounting and reporting standards on July 1, 2009, and all other non- grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The adoption of the Codification did not have a material impact on the Company’s consolidated financial statements and results of operations.

Effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity, the Codification will require more information about transfers of financial assets, including securitization transactions, and transactions where entities have continuing exposure to the risks related to transferred financial assets. The Codification eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures about an entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company does not expect the adoption of these Codification updates to have a material impact on its consolidated financial statements and results of operations.

In June 2009, the FASB issued Accounting Standards Codification Topic 810 (ASC Topic 810) “Accounting for Transfers of Financial Assets”.  Topic 810 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Topic 810 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  This Statement must be applied to transfers occurring on or after the effective date. The adoption of this pronouncement did not have a material impact on the financial statements

In June 2009, the FASB issued Accounting Standards Codification Topic 810 (ASC Topic 810) “Amendments to FASB Interpretation No. 46(R)”.  Topic 810 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance.  It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  Topic 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the adoption of this pronouncement to have a material effect on its financial statements.

In June 2009, the FASB issued Accounting Standards Codification (ASC Topic 105) “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  The FASB Accounting Standards Codification ("ASC") will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Following Topic 105, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2009

(Unaudited)

Accounting Standards Updates.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature no included in the Codification will become nonauthoritative.  The Company does not expect the adoption of this pronouncement to have a material effect on its financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards will have a material will have an effect on the Company’s consolidated financial position, results of operations or cash flow.

NOTE 3 - COMMON STOCK

During the six months ended November 30, 2009 the Company issued 6,444,444 shares of its unregistered common stock for $112,000 of debt at an average price of $0.02 per share.

NOTE 4 – COMMON STOCK OPTIONS

Effective July 1, 2005, we adopted the provisions of Accounting Standards Codification Topic 718 (Topic 718) “Shared-Based Payments”. Under this method, compensation expense was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price.

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

For the year ended May 31, 2009 and the six months ended November 30, 2009 the Company did not issue any common stock options or warrants and all options and warrants  previously granted expired.

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

November 30, 2009

(Unaudited)

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

During the six months ended November 30, 2009 the Company’s officers loaned the Company $21,929, which was uncollateralized and due on demand. Total outstanding related party debt [principal plus accrued interest] for the period ended November 30, 2009 and May 31, 2009 was respectively $371,440 and $348,678.

The Company had short-term loans outstanding to corporate officers at November 30, 2009 in the amount of $367,737. They are unsecured, bear interest at rates of 6% to 11% per annum and are due on demand. Accrued interest to November 30, 2009 was $3,703

The following table summarizes the position of notes, and amounts due to related parties at November 30, 2009:

Related Parties	Principal Outstanding on Nov 30, 2009	Interest Accrued to Nov 30, 2009
Non-convertible short-term notes	$367,737	3,703
Total	$367,737	3,703

NOTE 6 – NOTES AND DEBENTURES PAYABLE

Short-term Notes

During the twelve months ended May 31, 2009 the Company’s officers loaned the Company $121,879 in the form of unsecured short-term notes to fund continuing operations

During the six months ended November 30, 2009, the Company received $21,929 from its officers (see note 5) and $35,000 from a third party in the form of an unsecured short-term notes to fund continuing operations. As at November 30, 2009 the following notes were due on demand or within the coming 12 months: (see note 5).

Notes and Debentures	Principal Amount at Nov 30, 2009	Weighted Average Interest Rate	Accrued Interest at Nov 30, 2009
Related Party short term	$367,737	11%	$3,703
Third Party short term	136,826	7%	40,192
Total	$504,563	10%	$43,895

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2009

(Unaudited)

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

The following table summarizes the outstanding principal, debt discount and accretion of preferred financing fees, and accrued interest associated with long term debentures at November 30, 2009

Note Payable	Due	Conversions at Nov 30, 2009	Balance at end of period	Remaining debt discount	Remaining deferred financing	Discounted Value	Accrued interest
$1,341,773	FY2011	388,520	953,253	27,654	8,472	917,127	$182,842

Future principal payments on notes and debentures payable in the years ending May 31, 2010 through 2014 are as follows:

Fiscal Year	Principal	Discount as applicable to debenture portion of principal	Balance Sheet
2010	504,563		504,563
2011	953,253	36,126	917,127
2012	-	-	-
2013	-	-	-
2014	-	-	-
Total	$1,457,816	36,126	$1,421,690

NOTE 7 – DISCONTINUED OPERATIONS

At November 30, 2009, assets and liabilities from discontinued operations consisted of:

Description	November 30, 2009

Inventory net of reserve	$-
Accounts receivable remaining from discontinued operations	2,085
Total assets net of reserve related to discontinued operations	2,085

Accounts Payable Trade	236,075
Total liabilities related to discontinued operations	$233,990

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2009

(Unaudited)

At November 30, 2009 the Company continued to retain a reserve against the full recorded cost of residual inventory. The value of the reserve on November 30, 2009 was $99,378. The Company continues to believe that partial recovery of the inventory reserve can be realized on disposal and that outstanding accounts receivable are collectable. The noted accounts payable are substantially in dispute and the Company believes they will not be paid in full. However, the Company has reserved these payables at their full value. As the inventory is disposed, receivables collected, and payables reduced the Company will record a gain (loss) in the period of activity.

The loss from discontinued operations of $68,808, recorded for the 6 month period ended November 30, 2009, includes the costs of liquidating inventory, renting temporary warehouse space, disbursement costs related to eliminating and reducing liabilities associated with discontinued operations, accretion of beneficial conversion and financing fee discount and interest charges associated with historical financings related to home décor inventory support.

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

For the period ended November 30, 2009

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

In December 2006 the Company acquired MCM and with this acquisition, became a leading home automation provider. MCM has supplied custom IT solutions since 1994 and home automation and energy management solutions since 2003. Following the acquisition of MCM in December 2006, the Company has expanded its service offerings to include home comfort and energy efficiency solutions integrated with and controlled by home automation applications.

In response to the downturn in the US housing market the Company has increased its focus on the western Canadian housing market by expanding its marketing and project base and initiated technology cooperation with a leading security surveillance group in the Republic of Turkey for market development in Turkey and the Middle East. The Company has offices and demonstration suites in Phoenix Arizona and Vancouver British Columbia and is active with single family homes and multi-unit town homes and condominium projects in southwest BC.

Prior to the acquisition of MCM the Company was engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In July 2006, as a result of a breach of the Company’s exclusivity agreement with its principal supplier by its principal supplier and other production related issues the board of directors began an evaluation of alternative business models and opportunities. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process continued through the period ended November 30, 2009. Liquidation of the Company’s home décor inventory has been slower than expected principally as a result of the slowdown of the US economy, dating of the Company’s home décor inventory and competition from suppliers of similar product to the home décor wholesale market.

In November 2009, the Company announced signing a non-binding letter of intent with North American Indian Charter of Shipping and Trade, Inc. (“NAICST”) to develop a definitive agreement defining terms under which NAICST would acquire an equity interest in ILVC based on a business plan to design, produce and deliver 300 units of First Nations reserve housing per year.

Results from ongoing operations reported for the 6 months ending November 30, 2008 and 2009 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include the costs of liquidating inventory, renting temporary warehouse space for remaining home décor inventory and office equipment, legal, professional and consultant time related to eliminating and reducing liabilities associated with discontinued operations and pursuing legal recourse against the Company’s home décor supplier, accretion of beneficial conversion and financing fee discount and interest charges associated with historical financings related to home décor inventory support.

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

During the six months ended November 30, 2009 the Company’s officers loaned the Company $21,929, which was uncollateralized and due on demand. Total outstanding related party debt [principal plus accrued interest] for the periods ended November 30, 2009 and May 31, 2009 was respectively $371,440 and $348,678.

The Company had short-term loans outstanding to corporate officers at November 30, 2009 in the amount of $367,737. They are unsecured, bear interest at rates of 6% to 11% per annum and are due on demand. Accrued interest to November 30, 2009 was $3,703

RESULTS OF OPERATIONS – for the six months and three months ended November 30, 2009 and November 30, 2008

For the 6 months ended November 30, 2009, revenue from continuing operations was $139,908 compared to $102,008 in the same period ending last year, an increase of 37%. For the corresponding 2009 and 2008 three month periods ended November 30 revenue was $94,232 and $41,904, an increase of 125%. These revenues are a result of the sale of smart home products and services offered through the Company’s subsidiary MCM.

For the 6 months ended November 30, 2009, gross profit was $86,762 compared to $61,645 in the same period in the prior year, an increase of 41%.  For the corresponding 2009 and 2008 three month periods ended November 30 gross profit was $56,378 and $24,311, an increase of 132%. Gross margin (gross profit as a percent of revenue) was 62%, compared to 60% for the six month period and 60% compared to 58% for the three month period in the prior year.

Operating expenses for the six months ended November 30, 2009 were $102,318 versus $96,699 for the same period in the prior year and $43,881 versus $54,860 for the three month periods ended November 30, 2009 and 2008.

The Company recorded an operating loss from continuing operations of ($15,556) for the six month period ending November 30, 2009 compared to a loss on operations of ($35,054) for the same period in the prior year. The Company recorded an operating profit from continuing operations of $12,497 for the three month period ending November 30, 2009 compared to a loss from continuing operations of ($30,549) for the same period in the prior year.

Total other expenses for the six month period ending November 30, 2009 were $11,033. Total other expenses were $10,856 for the comparable period in the prior year. The net loss from continuing operations for the six month period ending November 30, 2009 was ($26,589) compared to a net loss of ($45,910) for the comparable period in the prior year. Total other expenses for the three month period ending November 30, 2009 were $5,485. Total other expenses were $4,862 for the comparable period in the prior year. The Company recorded a net profit of $7,012 from continuing operations for the three month period ending November 30, 2009 compared to a net loss of ($35,411) for the comparable period in the prior year.

During the six and three months ended November 30, 2009 the Company incurred expenses associated with its discontinued wholesale business. The net loss from discontinued operations was ($68,808) compared to a net loss of ($137,205) for the six month period and ($32,390) versus ($74,268) for the three month period in the prior year.

The total net loss for the six months ended November 30, 2009 was ($95,397) compared to a total net loss of ($183,115) for the corresponding period in the prior year. The total net loss decreased 48% compared to the corresponding six month period in the prior year. A loss of ($18,094) was realized as a result of foreign currency translation and the resulting comprehensive loss the period ending November 30, 2009 was $(113,491) compared to a gain of $39,165 as a result of foreign currency translation and a comprehensive loss of ($143,950) for the corresponding period in the prior year. The comprehensive loss decreased 28% compared to the corresponding period in the prior year.

For the three months ended November 30, 2009 the total net loss was ($25,378) compared to ($109,679) for the corresponding period in the prior year, a decrease of 77%. The three month loss on foreign currency translation for the three month period ended November 30, 2009 was ($15,507) compared to a gain of $26,600 for the same period in the prior year. The comprehensive loss for the three months ended November 30, 2009 was ($40,885) versus ($83,079) for the corresponding period in the prior year, a decrease of 51%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of November 30, 2009, our principal sources of liquidity included cash and cash equivalents, and operating cash flow from our operating subsidiary, and shareholder and related party loans. At November 30, 2009, cash and cash equivalents totaled $8,345 compared to $3,022 at November 30, 2008.

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

Internal and External Sources of Capital

For the 6 month period ending November 30, 2009 the Company realized a loss on operations of ($15,556) and a net loss of ($95,397). As of November 30, 2009 the Company had a working capital deficit of $1,002,481 and limited assets to sell in order to create short or long term liquidity. Therefore, we are dependent on external sources for funding until such time as the Company develops positive net cash flow to maintain liquidity. Until such time as we have positive cash flow on a sustained basis, the dependence on external capital will remain. There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us.

Investing Activities

Investing activities for the period from inception through November 30, 2009 consisted primarily of the purchase of inventory, property and equipment and soft costs associated with the development of our areas of business activities and supporting infrastructure.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we raised approximately $12.65 million from the sale of common stock and as at November 30, 2009 we have borrowings of approximately $1.45 million from investors and shareholders.  Funds from these sources were used as working capital to fund the development of the Company.

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

The Company secured additional debenture financing from an accredited investor in the amount of $50,000 under terms similar to the December 7, 2005 purchase agreement. In February 2008 the debenture holder extended the maturity date of this debenture to May 2009

For the year ended May 31, 2009, loans and repayments to related parties netted to approximately $121,307. The net total of financing activities for the year ended May 31, 2009 was approximately $135,968

In the six months period closing November 30, 2009 the Company negotiated short term loans totaling $56,929. These loans are interest bearing and due on demand

FUTURE PLAN OF OPERATIONS

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

In response to the downturn in the U.S. housing market the Company has increased its focus on the western Canadian housing market by expanding its marketing and project base and has initiated technology cooperation with a leading security surveillance group in the Republic of Turkey for market development in Turkey and the middle East. The opportunities in the middle east and Turkey  This effort will continue through the fiscal year ending May 31, 2010.

The Company is actively evaluating opportunities to expand its business activities through both vertical expansion within the Company’s current green building, home automation and energy conservation sectors and horizontally within related sectors. The western Canadian housing market, and in particular, the southwestern British Columbia housing market has been significantly less impacted than the U.S. market and the opportunities for the Company’s products and services have been less negatively affected. In November 2009 the Company executed a non-binding letter of intent with North American Indian Charter of Shipping and Trade, Inc. to explore

The far eastern European and west Asian areas of Turkey are experiencing a housing boom, supported by Middle Eastern oil revenues, that has remained buoyant through the ongoing global credit crisis. The Company has historical ties to this area and plans to continue to pursuing technology cooperation and marketing activities within Turkey and the Middle East. In November 2009 the Company became a designated distributor of Home Automation International products within Turkey.

On December 8, 2006 the Company discontinued its activity in the home décor sector and began a process to liquidate its residual inventory of home décor products and to fully wind down its home décor business. This process continued through the period ended November 30, 2009 and will continue into the future until such time as this inventory is liquidated and liabilities associated with the discontinued operation are eliminated or mitigated to the maximum extent possible.

Cash flow from ongoing MCM business activities, the sale of residual home décor inventory combined with loans from related parties are estimated to be sufficient to sustain the current level of operations and planned activities through to the end of February 2009.

OFF BALANCE-SHEET ARRANGEMENTS

During year ended May 31, 2009, and the six months ended November 30, 2009, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

ITEM 3. QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit facility because borrowings under the facility are variable rate borrowings.  At the current time all of the borrowings under our credit agreements accrue interest at the Prime Rate plus the applicable margin.  Assuming that the balance on our line of credit as of November 30, 2009, was the same throughout the entire quarter, each 1.0% increase in the prime interest rate on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $3,370 per year.

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

MCM’s and Cardinal Points’ cash balances consist of Canadian Dollars and U.S. Dollars. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments.  For the period ended November 30, 2009, MCM purchased approximately $6,000 of goods valued in US dollars for sales in Canadian dollars. For the period ended November 30, 2009, a 10% increase or decrease in the level of the U.S. Dollar exchange rate against the Canadian Dollar with all other variables held constant would result in a realized gain or loss of approximately $590.

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

The fluctuation in the exchange rates resulted in foreign currency translation gains reflected in comprehensive loss in stockholders’ equity of ($72,509) at November 30, 2009.  Future changes in the value of the U.S. dollar to Canadian dollar could have a material impact on our financial position.

ITEM 4T. CONTROLS AND PROCEDURES.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of November 30, 2009. Based on that evaluation the Chief Executive and Principal Financial Officer has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive and Principal Financial Officer, to allow for accurate and timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended November 30 the Company converted $112,000 of debenture debt to 6,444,444 shares of its unregistered common stock at an average price of approximately $0.02 per share.

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

Dated:  January 19, 2010

24