Form 10-Q
period 2010-02-28
Intelligent Living Corp
filed 2010-04-19
CIK 1073362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010

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

As of April 19, 2010, the registrant had outstanding 61,581,168 shares of its $.001 par value Common Stock.

Transitional Small Business Disclosure Format: Yes☐  No ☑

INTELLIGENT LIVING CORP.

FORM 10Q

For the Quarterly period ended February 28, 2010

PART  I.  FINANCIAL  INFORMATION

3

ITEM 1 - FINANCIAL STATEMENTS

3

CONSOLIDATED BALANCE SHEETS

3

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

4

CONSOLIDATED STATEMENTS OF CASH FLOW

5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF CONTINUING AND FUTURE PLAN OF OPERATION

16

ITEM 3. QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

21

ITEM 4T. CONTROLS AND PROCEDURES.

22

PART II. OTHER INFORMATION.

23

ITEM 1.  LEGAL PROCEEDINGS

23

ITEM 1A.  RISK FACTORS

23

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

23

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

23

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

23

ITEM 5.  OTHER INFORMATION

23

ITEM 6.  EXHIBITS.

23

PART  I.  FINANCIAL  INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTELLIGENT LIVING CORP.
CONSOLIDATED BALANCE SHEETS
	February 28,	May, 31
	2010	2009
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash	$4,289	$3,022
Accounts Receivable	24,164	39,715
Prepaid expenses	5,569	5,760
Inventory	66,319	65,317
Investment	38,030	36,635
Employee expense advances	2,636	2,626
GST/PST tax refundable (payable)	45	-
TOTAL CURRENT ASSETS	141,052	$153,075

PROPERTY & EQUIPMENT, NET	50,374	85,450

OTHER ASSETS
Deposits	851	820
Goodwill MCM	242,101	241,329
Other assets	14,506	13,974
TOTAL OTHER ASSETS	257,458	256,123
TOTAL ASSETS	$448,884	$494,648

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Bank Overdraft	$46,394	46,974
Accounts payable	374,875	381,977
Accrued liabilities	9,578	22,701
Accrued interest	242,445	192,092
Short Term Note	953,345	101,275
Short Term Note - Related Party	372,376	345,802
TOTAL CURRENT LIABILITIES	1,999,013	$1,090,821

LONG-TERM LIABILITIES
Debentures	-	1,010,007
TOTAL LONG TERM LIABILITIES	-	1,010,007
TOTAL LIABILITIES	1,999,013	2,100,828

STOCKHOLDERS' (DEFICIT)
Common stock, 800,000,000 shares authorized, $0.001 par value; 61,581,168 and 49,336,724 issued and outstanding respectively	61,581	49,336
Additional paid in capital	12,761,969	12,539,355
Accumulated deficit	(14,299,130)	(14,140,456)
Accumulated other comp income/(loss)	(74,549)	(54,415)
TOTAL STOCKHOLDERS' (DEFICIT)	(1,550,129)	$(1,606,180)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$448,884	$494,648

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	For the 3 Months Ended		For the 9 Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues continuing operations
Intelligent Home: Equipment & Services	$48,635	47,552	$188,543	149,560
Cost of revenues
Intelligent Home: Equipment & Services	22,118	27,775	75,263	68,138
Gross profit	26,517	19,777	113,279	81,422

Expenses
Selling expense	49	38	1,274	2,134
Salaries	13,160	20,484	48,997	60,107
Depreciation	7,511	6,421	22,024	21,031
Office & Admin	27,120	15,773	77,863	56,144
TOTAL OPERATING EXPENSES	47,840	42,717	150,158	139,416
Gain (loss) from continuing operations	(21,323)	(22,940)	(36,879)	(57,994)

Other income (expense)
Interest expense	(5,532)	(4,470)	(16,565)	(15,326)
TOTAL OTHER INCOME (EXPENSE)	(5,532)	(4,470)	(16,565)	(15,326)

Net (loss) income from continuing operations	$(26,855)	(27,410)	$(53,444)	(73,320)
Gain (loss) on discontinued operations - net of Income tax	(36,422)	(60,136)	(105,230)	(197,341)
Net (loss) income - net of income tax	(63,277)	(87,546)	(158,674)	(270,661)
Provision for income tax	-	-	-	-
Net (loss) income	(63,277)	(87,546)	(158,674)	(270,661)
EARNINGS PER SHARE BASIC AND DILUTED
(Loss) income per share from continuing operations	(0.00)	(0.00)	(0.00)	(0.00)
(Loss) per share from discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
Net (Loss) per share	(0.00)	(0.00)	(0.00)	(0.01)
Weighted average number of common stock shares outstanding, basic and diluted	61,001,168	46,629,812	56,242,788	22,951,065
Net (loss) income	(63,277)	(87,546)	(158,674)	(270,661)
Other comprehensive income
Foreign currency translation gain (loss)	(2,040)	3,324	(20,134)	42,489
Comprehensive gain (loss)	$(65,317)	(84,222)	$(178,808)	(228,172)

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW
	Nine Months Ended February 28,
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(158,674)	$(270,661)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization of debt discount	34,330	49,851
Depreciation / Amortization	36,668	40,181
Imputed Interest	-	7,713
Decrease (increase), net of acquisition, in:
Accounts receivable	16,998	(7,213)
Prepaid expenses	191	886
Inventory	(1,481)	(11,180)
Increase (decrease), net of acquisition, in:
Accrued liabilities and interest	57,113	93,005
Accounts payable	(13,017)	15,976
GST tax refundable	(45)	83
Bank overdraft	(580)	(27,264)
Net cash used in operating activities	(28,496)	(108,624)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of loans	35,000	12,702
Proceeds from loans, related party	14,897	55,838
Repayment of loans, related party	-	(572)
Net cash provided by financing activities	49,897	67,968

Net increase (decrease) in cash	21,401	(40,656)

Foreign currency translation gain (loss)	(20,134)	42,489

Cash, beginning of period	3,022	9,369

Cash, end of period	$4,289	$11,202

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$11,033	$15,326
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock Issued for Accrued liabilities	$-	$200,000
Common stock issued for debt and interest	$228,000	$1,633,941
Accrued liabilities converted to notes payable	$-	36,027

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2010

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

Prior to the acquisition of MCM the Company was engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In July 2006, as a result of a breach of the Company’s exclusivity agreement with its principal supplier by its principal supplier and other production related issues the board of directors began an evaluation of alternative business models and opportunities. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process continued through the period ended February 28, 2010. Liquidation of the Company’s home décor inventory has been slower than expected principally as a result of the slowdown of the US economy, dating of the Company’s home décor inventory and competition from suppliers of similar product to the home décor wholesale market.

Results from ongoing operations reported for the 9 months ending February 28, 2010 and 2009 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include the costs of liquidating inventory, renting temporary warehouse space for remaining home décor inventory and office equipment, legal, professional and consultant time related to eliminating and reducing liabilities associated with discontinued operations and pursuing legal recourse against the Company’s home décor supplier, accretion of beneficial conversion and financing fee discount and interest charges associated with historical financings related to home décor inventory support.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2010

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At February 28, 2010, the Company has a working capital deficit of approximately $1,857,900, an accumulated deficit of approximately $14,299,130 and negative cash flows from consolidated operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

The Company carries its accounts receivable at net realizable value.  The Company is in the process of developing a policy for recognizing doubtful accounts.  A receivable is considered past due if the Company does not receive payment within 30 days. The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions.  At February 28, 2010 and May 31 2009, there were accounts receivable allowances of $28,821 and $27,489 respectively.

Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. ASC 220 is effective for periods beginning after December 15, 1997. The Company adopted this accounting standard as adopted this accounting standard and for the nine months ended February 28, 2010 reported a comprehensive loss of $20,134 resulting from the conversion of Canadian dollar subsidiaries into US dollars. For the nine months ended February 28, 2010 the accumulated comprehensive loss due to the conversion of Canadian dollar subsidiaries into US dollars was $74,549.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2010

(Unaudited)

Earnings per Share

The Company has adopted ASC 260 “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of common shares outstanding.  Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

	For the Nine months Ended February 28,
(in thousands)	2010	2009
Gain (Loss) from continuing operations	$(53.4)	$(73.3)
Gain (Loss) from discontinued operations	(105.2)	(197.4)
Net gain (loss) income	$(158.6)	$(270.7)

Weighted average shares outstanding:

basic and dilutive	56,242,788	22,863,012
Effect of dilutive securities:
stock options	—	—
Convertible debt	—	—
diluted	56,242,788	22,863,012

Gain (Loss) per share from continuing operations: basic and diluted	$(0.00)	$(0.00)
Gain (Loss) per share from discontinued operations: basic and diluted	$(0.00)	$(0.01)
Net (loss) income per share: basic and diluted	$(0.00)	$(0.01)

The following potential common shares have been excluded from the computation of diluted net income per share for the period ended February 28, 2010 because their inclusion would have been antidilutive:

	For the Period Ended February 28, 2010	For the Period Ended February 28, 2009
Outstanding common stock options and warrants	Nil	Nil
Convertible debt	125,384,958	76,550,200

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

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2010

(Unaudited)

The fair value of the Company's cash and cash equivalents, accrued liabilities and payables, and loans payable approximate carrying value because of the short-term nature of these items.

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

Goodwill

Goodwill is calculated as the excess of the fair value of consideration paid over the fair value of tangible and intangible assets acquired and liabilities assumed. Goodwill will be tested for impairment annually according to ASC 350-20. An impairment test would also be performed in any period in which events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment would be recognized at that time, to the extent that the carrying amount exceeds the undiscounted future net cash flows expected from its use. The Company recorded goodwill in the amount of $241,336 related to the acquisition of MCM Integrated Technologies, Ltd. Management reviewed Goodwill and found that there was no impairment for the period ended February 28, 2010 and no expense has been recognized.

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

February 28, 2010

(Unaudited)

any potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

Inventories

The Company has adopted ASC 330 “Inventory: Inventory at February 28, 2010 and May 31, 2009 consisted of a variety of home automation equipment and home décor products. Home décor inventories are recorded using the specific identification method and valued at the lower of recorded cost or market value. Home automation inventory consisting of manufactured products is recorded using the first in first out method and valued at the lower of recorded cost or market value. On May 31, 2008 the Company began recognizing a reserve for potential inventory obsolescence. The recorded cost of inventory was $166,547 at February 28, 2010, and $161,867 at May 31, 2009. Reserves of $100,228 at February 28, 2010 and $96,550 at May 31, 2009 were recorded to cover the full recorded cost of home décor product.

Inventory	February 28 2010	May 31 2009
	Recorded Cost
Home automation equipment	$66,319	$65,317
Home décor products	$100,228	$96,550
Total Recorded Cost	$166,547	$161,867
	Reserve
Home automation equipment	-	-
Home décor products	$100,228	$96,550
	Net of Reserve
Total Inventory net of reserve	$66,319	$65,317

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

February 28, 2010

(Unaudited)

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

February 28, 2010

(Unaudited)

Company does not expect the adoption of this pronouncement to have a material effect on its financial statements.

In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the interim and annual reporting period beginning January 1, 2011. We will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on our Consolidated Financial Statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards will have a material on the Company’s consolidated financial position, results of operations or cash flow.

NOTE 3 - COMMON STOCK

During the nine months ended February 28, 2010 the Company issued 12,244,444 shares of its unregistered common stock for $228,000 of debt at an average price of $0.02 per share.

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

The Company has elected to account for the stock option plan in accordance with ASC 718-10 where the compensation to employees should be recognized over the period(s) in which the related services are rendered. In accordance with ASC 718-10 the fair value of a stock option granted is estimated using an option-pricing model.

For the year ended May 31, 2009 and the nine months ended February 28, 2010 the Company did not issue any common stock options or warrants and all options and warrants  previously granted expired.

NOTE 5 – RELATED PARTIES (NOTES PAYABLE RELATED PARTY)

On August 24, 2006, we entered into a preliminary non-binding Letter of Intent (“Letter of Intent”) with MCM Integrated Technologies Ltd. (“MCM”), a Vancouver based company wholly owned by Murat

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2010

(Unaudited)

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

During the year ended May 31, 2009, the Company’s officers loaned the Company $121,879 which is uncollateralized and due on demand. The Company repaid $572 in principal and $19,750 in interest to its officers in cash, accrued $9,385 of interest on related party loans and recorded an expense to Paid in Capital of $7,716 on subscription deposit imputed interest. The Company converted $1,119,883 in loans, subscription deposit and debenture principal, and paid $144,058 of accrued interest in restricted common shares to related parties and transferred $300,000 of principal and $26,773 of accrued interest to a third party debenture during the year ended May 31, 2009. All share issuances were at fair market value on the date of issuance. Outstanding related party short term note principal of $345,802and accrued interest of $2,876 for a total principal plus accrued interest of $348,678 was outstanding at the year ended May 31, 2009.

During the nine months ended February 28, 2010 the short term loans due to the Company’s officers increased by $26,574. The Company had short-term loans outstanding to corporate officers at February 28, 2010 in the amount of $372,376. They are unsecured, bear interest at rates of 6% to 11% per annum and are due on demand. Accrued interest to February 28, 2010 was $4,222. The total outstanding related party debt [principal plus accrued interest] for the period ended February 28, 2010 was $376,598.

The following table summarizes the position of notes, and amounts due to related parties at February 28, 2010 and May 31, 2009:

Related Parties	Principal Outstanding on Feb 28, 2010	Interest Accrued to Feb 28, 2010	Principal Outstanding on May 31, 2009	Interest Accrued to May 31, 2009
Non-convertible short term notes	$372,376	4,222	345,802	2,876
Total	$372,376	4,222	345,802	2,876

NOTE 6 – NOTES AND DEBENTURES PAYABLE

During the twelve months ended May 31, 2009 the Company secured short term third party non-interest bearing funding for continuing operations in the amount $14,661.Total outstanding short term third party non-interest bearing funding outstanding at May 31, 2009 was $26,275

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2010

(Unaudited)

During the nine months ended February 28, 2010, the third party short term non-interest bearing notes increased by$35,734. The total principal outstanding on February 28, 2010 was $62,009.

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

The debenture principal, debenture balance sheet liability net of discounts and accrued interest outstanding at May 31, 2009 was $1,140,253, $1,085,007 and $189,216 respectively.

In the 9 months ended February 28, 2010 the Company converted $228,000 of debenture principal into 12,244,444 shares of the Company’s common stock.

The following table summarizes the outstanding principal and discounts associated with debentures and principal amounts of notes outstanding at February 28, 2010.

Debentures			Notes	Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	End of Period Balance Sheet Amount
$912,253	$20,917	$891,336	$62,009	$953,345

The principal and accrued interest on notes and debentures as at February 28, 2010 are summarized in the following table:

Notes and Debentures	Principal Amount at Feb 28, 2010	Weighted Average Interest Rate		Accrued Interest to Feb 28, 2010
Third Party short term Notes	$62,009	nil	$	nil
Third Party Debentures	912,253	6.4%		238,223
Total	$974,262	6.0%		$238,223

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2010

(Unaudited)

Future principal payments on notes and debentures payable in the years ending May 31, 2010 through 2014 are as follows:

Fiscal Year	Principal	Discount as applicable to debenture portion of principal	Balance Sheet
2010	$137,009		$137,009
2011	$837,253	$20,917	$816,336
2012	-	-	-
2013	-	-	-
2014	-	-	-
Total	$974,262	20,917	$953,345

NOTE 7 – DISCONTINUED OPERATIONS

At February 28, 2010, assets and liabilities from discontinued operations consisted of:

Description	February 28, 2010

Inventory net of reserve	$-
Accounts receivable remaining from discontinued operations	2,102
Total assets net of reserve related to discontinued operations	2,102

Accounts Payable Trade	229,064
Total liabilities related to discontinued operations	$226,961

At February 28, 2010 the Company continued to retain a reserve against the full recorded cost of residual inventory. The value of the reserve on February 28, 2010 was $100,228. The Company continues to believe that partial recovery of the inventory reserve can be realized on disposal and that outstanding accounts receivable are collectable. The noted accounts payable are substantially in dispute and the Company believes they will not be paid in full. However, the Company has reserved these payables at their full value. As the inventory is disposed, receivables collected, and payables reduced the Company will record a gain (loss) in the period of activity.

The loss from discontinued operations of $105,230, recorded for the 9 month period ended February 28, 2010, includes the costs of liquidating inventory, renting temporary storage space, disbursement costs related to eliminating and reducing liabilities associated with discontinued operations, accretion of beneficial conversion and financing fee discount and interest charges associated with historical financings related to home décor inventory support.

NOTE 8 – INVESTMENTS

The Company has recorded an investment in a private company under long term assets. This investment is recorded at cost, was reviewed by the Company’s management and found to be un-impaired.

 INTELLIGENT LIVING CORP.

FORM 10-Q

For the period ended February 28, 2010

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

Prior to the acquisition of MCM the Company was engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In July 2006, as a result of a breach of the Company’s exclusivity agreement with its principal supplier by its principal supplier and other production related issues the board of directors began an evaluation of alternative business models and opportunities. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process continued through the period ended February 28, 2010. Liquidation of the Company’s home décor inventory has been slower than expected principally as a result of the slowdown of the US economy, dating of the Company’s home décor inventory and competition from suppliers of similar product to the home décor wholesale market.

In November 2009, the Company announced signing a non-binding letter of intent with North American Indian Charter of Shipping and Trade, Inc. (“NAICST”) to develop a definitive agreement defining terms under which NAICST would acquire an equity interest in ILVC based on a business plan to design, produce and deliver 300 units of First Nations reserve housing per year.

Results from ongoing operations reported for the 9 months ending February 28, 2010 and 2009 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include the costs of liquidating inventory, renting temporary warehouse space for remaining home décor inventory and office equipment, legal, professional and consultant time related to eliminating and reducing liabilities associated with discontinued operations and pursuing legal recourse against the Company’s home décor supplier, accretion of beneficial conversion and financing fee discount and interest charges associated with historical financings related to home décor inventory support.

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

During the year ended May 31, 2009, the Company’s officers loaned the Company $121,879 which is uncollateralized and due on demand. The Company repaid $572 in principal and $19,750 in interest to its officers in cash, accrued $9,385 of interest on related party loans and recorded an expense to Paid in Capital of $7,716 on subscription deposit imputed interest. The Company converted $1,119,883 in loans, subscription deposit and debenture principal, and paid $144,058 of accrued interest in restricted common shares to related parties and transferred $300,000 of principal and $26,773 of accrued interest to a third party debenture during the year ended May 31, 2009. All share issuances were at fair market value on the date of issuance. Outstanding related party short term note principal of $345,802 and accrued interest of $2,876 for a total principal plus accrued interest of $348,678 was outstanding at the year ended May 31, 2009.

During the nine months ended February 28, 2010 the Company’s officers loaned the Company $14,897. The Company had short-term loans outstanding to corporate officers at February 28, 2010 in the amount of $372,376. These are unsecured, bear interest at rates of 6% to 11% per annum and are due on demand. Accrued interest to February 28, 2010 was $4,222. The total outstanding related party debt [principal plus accrued interest] for the period ended February 28, 2010 was $376,598.

RESULTS OF OPERATIONS – for the nine months and three months ended February 28, 2010 and February 28, 2009

For the 9 months ended February 28, 2010, revenue from continuing operations was $188,543 compared to $149,963 in the same period ending last year, an increase of 26%. For the corresponding 2010 and 2009 three month periods ended February 28 revenue was $48,635 and $47,552, an increase of 2%. These revenues are a result of the sale of smart home products and services offered through the Company’s subsidiary MCM.

For the 9 months ended February 28, 2010, gross profit was $113,279 compared to $81,422 in the same period in the prior year, an increase of 39%.  For the corresponding 2010 and 2009 three month periods ended February 28 gross profit was $26,517 and $19,777, an increase of 34%. Gross margin (gross profit as a percent of revenue) was 60%, compared to 54% for the  nine month period and 55% compared to 42% for the three month period in the prior year.

Operating expenses for the nine months ended February 28, 2010 were $150,158 versus $139,416 for the same period in the prior year, an increase of 8%, and $47,840 versus $42,717 for the three month periods ended February 28, 2010 and 2009, an increase of 12%.

The Company recorded an operating loss from continuing operations of ($36,879) for the nine month period ending February 28, 2010 compared to a loss on operations of ($57,994) for the same period in the prior year, a decrease of 36%. The Company recorded an operating loss from continuing operations of ($21,323) for the three month period ending February 28, 2010 compared to a loss from continuing operations of ($22,940) for the same period in the prior year, a decrease of 7%.

Total other expenses for the nine month period ending February 28, 2010 were $16,565. Total other expenses were $15,326 for the comparable period in the prior year. The net loss from continuing operations for the  nine month period ending February 28, 2010 was ($53,444) compared to a net loss of ($73,320) for the comparable period in the prior year, a decrease of 27%. Total other expenses for the three month period ending February 28, 2010 were $5,532. Total other expenses were $4,470 for the comparable period in the prior year. The Company recorded a net loss of ($26,855 from continuing operations for the three month period ending February 28, 2010 compared to a net loss of ($27,410) for the comparable period in the prior year.

During the nine months and three months ended February 28, 2010 the Company incurred expenses associated with its discontinued wholesale business. The net loss from discontinued operations was ($105,230) compared to a net loss of ($197,341), a decrease of 47% for the nine month period and ($36,422) versus ($60,136), a decrease of 39% for the three month period in the prior year.

The total net loss for the nine months ended February 28, 2010 was ($158,674) compared to a total net loss of ($270,661) for the corresponding period in the prior year. The total net loss decreased 41% compared to the corresponding nine month period in the prior year. A loss of ($20,134) was realized as a result of foreign currency translation and the resulting comprehensive loss the period ending February 28, 2010 was $(178,808) compared to a gain of $42,489 as a result of foreign currency translation and a comprehensive loss of ($228,172) for the corresponding period in the prior year. The comprehensive loss decreased 28% compared to the corresponding period in the prior year.

For the three months ended February 28, 2010 the total net loss was ($63,277) compared to ($87,546) for the corresponding period in the prior year, a decrease of 28%. The three month loss on foreign currency translation for the three month period ended February 28, 2010 was ($2,040) compared to a gain of $3,324 for the same period in the prior year. The comprehensive loss for the three months ended February 28, 2010 was ($65,317) versus ($84,222) for the corresponding period in the prior year, a decrease of 22%

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of February 28, 2010, our principal sources of liquidity included cash and cash equivalents, and operating cash flow from our operating subsidiary, and shareholder and related party loans. At February 28, 2010, cash and cash equivalents totaled $4,289 compared to $3,022 at May 31, 2009.

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

Internal and External Sources of Capital

For the 9 month period ending February 28, 2010 the Company realized a loss on operations of ($53,444) and a net loss of ($158,674). As of February 28, 2010 the Company had a working capital deficit of $1,857,900 and limited assets to sell in order to create short or long term liquidity. Therefore, we are dependent on external sources for funding until such time as the Company develops positive net cash flow to maintain liquidity. Until such time as we have positive cash flow on a sustained basis, the dependence on external capital will remain. There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us.

Investing Activities

Investing activities for the period from inception through February 28, 2010 consisted primarily of the purchase of inventory, property and equipment and soft costs associated with the development of our areas of business activities and supporting infrastructure.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we raised approximately $12.76 million from the sale of common stock and as at February 28, 2010 we have borrowings of approximately $1.33 million from investors and shareholders.  Funds from these sources were used as working capital to fund the development of the Company.

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

The Company secured additional debenture financing from an accredited investor in the amount of $50,000 under terms similar to the December 7, 2005 purchase agreement. In February 2008 the debenture holder extended the maturity date of this debenture to May 2009

For the year ended May 31, 2009, loans and repayments to related parties netted to approximately $121,307. The net total of financing activities for the year ended May 31, 2009 was approximately $135,968

In the nine months period closing February 28, 2010 the Company negotiated short term loans from its officers ($14,897) and third parties ($35,000) totaling $49,897. These loans are interest bearing and due on demand

FUTURE PLAN OF OPERATIONS

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

In response to the downturn in the U.S. housing market the Company has increased its focus on the western Canadian housing market by expanding its marketing and project base and has initiated technology cooperation with a leading security surveillance group in the Republic of Turkey for market development in Turkey and the middle East. The opportunities in the middle east and Turkey.  This effort will continue through the fiscal year ending May 31, 2010.

The Company is actively evaluating opportunities to expand its business activities through both vertical expansion within the Company’s current green building, home automation and energy conservation sectors and horizontally within related sectors. The western Canadian housing market, and in particular, the southwestern British Columbia housing market has been significantly less impacted than the U.S. market and the opportunities for the Company’s products and services have been less negatively affected. In November 2009 the Company executed a non-binding letter of intent with North American Indian Charter of Shipping and Trade, Inc. to explore first nations housing development opportunities.

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

On December 8, 2006 the Company discontinued its activity in the home décor sector and began a process to liquidate its residual inventory of home décor products and to fully wind down its home décor business. This process continued through the period ended February 28, 2010 and will continue into the future until such time as this inventory is liquidated and liabilities associated with the discontinued operation are eliminated or mitigated to the maximum extent possible.

Cash flow from ongoing MCM business activities, the sale of residual home décor inventory combined with loans from related parties are estimated to be sufficient to sustain the current level of operations and planned activities through to the end of May 2010.

OFF BALANCE-SHEET ARRANGEMENTS

During year ended May 31, 2009, and the nine months ended February 28, 2010, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

ITEM 3. QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit facility because borrowings under the facility are variable rate borrowings.  At the current time all of the borrowings under our credit agreements accrue interest at the Prime Rate plus the applicable margin.  Assuming that the balance on our line of credit as of February 28, 2010, was the same throughout the entire quarter, each 1.0% increase in the prime interest rate on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $3,388 per year.

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

MCM’s and Cardinal Points’ cash balances consist of Canadian Dollars and U.S. Dollars. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments.  For the period ended February 28, 2010, MCM purchased approximately $9,600 of goods valued in US dollars for sales in Canadian dollars. For the period ended February 28, 2010, a 10% increase or decrease in the level of the U.S. Dollar exchange rate against the Canadian Dollar with all other variables held constant would result in a realized gain or loss of approximately $864.

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

The fluctuation in the exchange rates resulted in foreign currency translation gains reflected in comprehensive loss in stockholders’ equity of ($74,549) at February 28, 2010.  Future changes in the value of the U.S. dollar to Canadian dollar could have a material impact on our financial position.

ITEM 4T. CONTROLS AND PROCEDURES.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of February 28, 2010. Based on that evaluation the Chief Executive and Principal Financial Officer has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive and Principal Financial Officer, to allow for accurate and timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended February 28 the Company converted $228,000 of debenture debt to 12,244,444 shares of its unregistered common stock at an average price of approximately $0.02 per share.

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

Dated:  April 19, 2010

24