Form 10-K/A
period 2008-05-31
Intelligent Living Corp
filed 2010-08-18
CIK 1073362

OMB APPROVAL
OMB Number: 3235-0042
Expires: April 30, 2009
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Common Stock, $.001 par value per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

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

DOCUMENTS INCORPORATED BY REFERENCE:   None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Explanatory Note

As part of the review by the Securities and Exchange Commission (the “SEC”) of the Company’s past filings under the Securities Exchange Act of 1934, we are filing this Amendment No. 1 (this “Form 10-K/A”) to our Form 10-KSB for the year ended May 31, 2008 (the “2008 Form 10KSB”) filed with the SEC on September 15, 2008.

There has been no modification to the audit opinion and the full set of financial statements and related notes of Intelligent Living Corp. can be found in Item 7 of our 2008 Form 10KSB filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 15, 2008.

This Amendment No. 1 includes Exhibit 3.2 - Amended Articles of Incorporation, does not otherwise update or amend any other exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report.  Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the original filing of our 2008 Form 10KSB Annual Report.

In connection with the filing of this Form 10-K/A, we are including currently dated certifications of our Chief Executive and Financial Officer.

PART I

ITEM  1.     DESCRIPTION OF BUSINESS

General

Intelligent Living Corp (“ILC”, the “Company”, “we”, “us”) formerly Elgrande International Inc. was incorporated in the State of Nevada in 1998. Through its wholly owned subsidiary MCM Integrated Technologies, Ltd. (“MCM”) the Company specializes in designing, supplying, installing, upgrading and servicing home automation  solutions, energy use monitoring and conservation systems and commercial real estate presentation center solutions including: structured wiring, security and access control systems, internet access, lighting, HVAC and environmental controls, energy use monitoring and reduction systems and distributed audio/video systems. The Company offers both wired and wireless technology for single and multi unit new construction and existing buildings, using both traditional component and Windows Media Center/Vista based systems. The technologies we offer are purchased from third party suppliers]. Income is derived from both the sale of equipment and the provision of installation, repair and maintenance services. Customers include technology consumers, residential home owners, developers and builders of single family and multi-unit developments and commercial businesses. We intend to continue to focus on these customers for the sale of our services and products.

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

Following the acquisition of MCM in December 2006, the Company has expanded its service offerings to include home comfort and energy efficiency solutions integrated with and controlled by home automation applications. In response to the downturn in the US housing market the Company has increased its focus on the western Canadian housing market, expanded its marketing and project base into Calgary Alberta and initiated technology cooperation on a best efforts basis with Kilia Teknologi a leading security and surveillance group in the Republic of Turkey for market development in Turkey and the Middle East.

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

Subsequent Events

On August 20, 2008 the SEC advised the Company   that staff had no further comments on the Company’s Preliminary 14C information statement.of proposed amendments to the Company’s Articles of Incorporation. On August 25, 2008 the Company filed a Definitive Information Statement on Schedule 14C and on August 26, 2008 provided a copy of the Information Statement to shareholders of record of the Company’s common stock, par value $0.001 per share, on the record date as determined by the Company’s board of directors to be the close of business on July 10, 2008. It is anticipated that the Company’s Articles of Incorporation will be amended by the end of September 2008. On August 29, 2008 the Company became eligible for relisting on the NASD Over the Counter Bulletin Board (OTCBB) exchange through the filing of Form 15C2-11. The Company intends to initiate the steps required to file Form 15C2-11 as soon as possible following the filing of its annual report for the year ending May 31, 2008.

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

Trading of our common stock is limited as a result of listing on the Pink OTC Markets Inc. (“Pink Sheets”)

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

Limited operating history in the Company’s business sector

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

Inadequacy of Operating Capital

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

We  have outstanding debt that is convertible into shares of our common stock at prices that may be significantly below the market price at any given time and therefore significant dilution could occur to our current stockholders.

At May 31 2008 we had a total of $2,119,864 in debt and accrued interest that is convertible into shares of our common stock at a discount of up to 25% of the market price for our common stock at any given time.  The conversion of any or all of this debt could result in significant dilution to our stockholders.

The Company is Dependent on Management for economic success and growth

The success and growth of the Company’s business is significantly dependent on the Company’s management team. The Company’s success and growth w ill be particularly dependent on Michael Holloran, the Company’s Chief Executive Officer, and Murat Erbatur the Company’s Chief Operating Officer and founder of MCM Integrated Technologies. The loss of these individuals could have a material adverse effect on the Company.

Risks Associated with Loss of Customer Base and Market Acceptance of Product and Services

Although the Company believes it can continue to develop home automation  systems and technology packages that will attract a customer base sufficient to support the Company’s activities, the inability of the Company to develop such a customer base could have a material adverse effect on the Company. Although the Company believes that its market timing and the attractiveness of its home automation solutions compared to that of alternative companies and products is competitive, no assurance can be given that the Company’s, products and solutions will attain a degree of market acceptance on a sustained basis or that it will generate revenues sufficient for sustained profitable operations.

Risks Associated with Competition

Although the Company is operating in a competitive market, Management believes that the Company’s ability to provide home automation packages and solutions that deliver reliable and near seamless integration of several functions including: security, access control, lighting control, environmental control and audio/video presentation systems in both wired and wireless configurations with or without remote access will set the Company apart from its competitors. The ability to provide this level of integration reflects substantial intellectual  know-how that will be difficult for competitors to duplicate without a substantial investment of time and systems development funding . The Company’s   intellectual  know-how will continue to evolve and deepen as the Company undertakes further technical development and projects. There is the possibility that new competitors could seize on the Company’s ideas and business model and produce competing product matrixes and installations. Likewise, these new competitors could be better capitalized which could give them a significant competitive advantage. There is the possibility that the competitors could capture significant market share of the Company’s  market.

Risks due to General Economic Conditions

The financial success of the Company is  sensitive to adverse changes in general economic conditions in the United States and in Canada, such as recession, inflation, unemployment, declining real estate values  increasing interest rates and declining equity investment. Such changing conditions would reduce demand for the Company’s products and services and would also reduce the opportunity to raise financing. Management believes that the Company’s intellectual  know-how combined with innovative equipment offerings may afford some insulation from  reduced demand. The Company has no effective defense against declining equity investment. The Company has no control over the underlying factors generating these changes.

Risks due to Trends in Consumer Preferences and Spending; Possible Fluctuations in Operating Results

The Company’s operating results may fluctuate significantly from period to period as a result of a variety of factors including purchasing patterns of customers, competitive pricing, and general e conomic conditions. There is no assurance that the Company will be successful in marketing any of its products or that the revenues from the sale of such products will be  sufficient to support the business. Consequently, the Company’s revenues may vary and t he Company’s operating results may experience fluctuations.

Our success in the future may depend on our ability to establish and maintain strategic alliances, and any failure on our part to establish and maintain such relationships would adversely affect our market penetration and revenue growth.

We may be required to establish strategic relationships with third parties in the home automation and energy efficiency industries and service sectors, including in international markets.  Our ability to establish strategic relationships will depend on a number of factors, many of which are outside our control, such as the competitive position of our technology know-how and our products relative to our competitors. We can provide no assurance that we will be able to establish   and or maintain strategic relationships in the future.

In addition, any strategic relationships  that we establish, will subject us to a number of risks, including risks associated with sharing and potentially losing control over technical  information and know-how, loss of control of operations that are material to developed business and profit-sharing arrangements. Moreover, strategic alliances may be expensive to implement and subject us to the risk that our partners  will not perform their obligations under the relationship, which may subject us to losses over which we have no control or expensive termination arrangements. As a result, even if our strategic alliances  are successful, our business may be adversely affected by our exposure to a number of factors that are outside of our control.

No Assurances of Protection of Non-Proprietary Know-How; Reliance on Trade Secrets

In certain cases, the Company may rely on trade secrets to protect  technology know-how a nd processes which the Company has developed or may develop in the future and which do not have intellectual property protection. There can be no assurances that secrecy obligations will be honored or that others will not independently develop similar or superior technology. The protection of technology know-how through claims of trade secret status has been the subject of increasing claims and litigation by various companies both in order to protect  trade secrets as well as for competitive reasons even where  claims are unsubstantiated. The prosecution of  claims or the defense of such claims is costly and uncertain given the uncertainty and rapid development of the principles of law pertaining to this area. The Company, in common with other firms, may also be subject to claims by other parties with regard to the use of technology information and data which may be deemed proprietary to others.

Employees

As of May 31, 2008, we had a staff of five consisting of four employees: one COO, two technical applications specialists, one part time administrative assistant, and one consultant, consisting of the President.

ITEM  2.  PROPERTIES

Our executive headquarters is located at Suite 221, 2323 Quebec Street Vancouver, B.C. We are currently occupying approximately 2,000 square feet of office and technology demonstration space. In addition we are renting storage and warehouse space for discontinued inventory and equipment. We do not have leases and are renting all space on a month-to-month basis. The total monthly rent obligation for all space used by the Company is approximately $3,250.

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

2007 OPTION PLAN

The 2007 Option  Plan was adopted by the board with 30,000,000 shares reserved.  The Plan is administered by the Board of Directors of the Company.  Subject to the express  limitations  of the Plan, the Board has authority in its discretion to determine  the  eligible  persons  to whom,  and the time or times at which, restricted stock awards may be granted,  the number of shares  subject to each award,  the time or times at which an award will become vested,  the performance criteria, business or performance goals or other conditions of an award, and all other terms of the  award.  The Board also has discretionary authority to interpret the Plan, to make all factual  determinations  under the Plan,  and to make all other  determinations  necessary or advisable for Plan  administration. The Board may prescribe, amend, and rescind rules and regulations relating to the Plan.  All interpretations, determinations, and  actions by the Board are final, conclusive, and binding upon all parties.

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

Following the acquisition of MCM in December 2006, the Company has expanded its service offerings to include home comfort and energy efficiency solutions integrated with and controlled by home automation applications. In response to the downturn in the US housing market the Company has increased its focus on the western Canadian housing market, expanded its marketing and project base into Calgary Alberta and initiated technology cooperation on a best efforts basis with Kilia Teknologi a leading security and surveillance group in the Republic of Turkey for market development in Turkey and the Middle East.

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

Comparison of the Years Ended May 31, 2008 and May 31, 2007.

The Company began recording income and expenses related to the sale of home automation services and equipment in December 2006 following the acquisition of MCM Integrated Technologies. From December 2006 onwards income and expenses related to home automation activities are referred to as continuing operations and income and expenses related to home décor activities are referred to as discontinued operations. For the year ended May 31, 2007 continuing operations span the 6 month period December 2006 through May 2007. For the year ended May 31, 2008 continuing operations span the 12 month period June 2007 through May 2008.

Revenues from continuing operations were $269,062 for the period ended May 31, 2008 compared to $260,187 for the period ended May 31, 2007.. These revenues are a result of the sale of smart home products and services offered by the Company. Revenues for the period ended May 31, 2007 reflect 6 months of activity from continuing operations and are equivalent to $520,374 on an annualized basis. The decrease in annualized revenue for the period ended May 31 2008 compared to 2007 reflects the strong downturn in the housing markets across the U.S. and in particular the greater Phoenix area.

For the year ended May 31, 2008, gross profit from continuing operations was $117,745 compared to $137,275  for the period ended May 31, 2007. . Gross margin (gross profit as a percent of revenue) was 44%, 6% above the forecast value of 40% for the year ended May 31, 2008.

Operating expenses associated with ongoing operations for the period ended May 31, 2008 were $189,944 versus $100,771 for the period ended May 31, 2007. Operating expenses for the period ended May 31, 2007  reflect a 6 month period and are equivalent to annualized expenses of $201,542. The decrease in equivalent annualized expenses for the period ended May 31, 2008 compared to the prior year is a result of decreased depreciation and travel expenses.

The Company recorded an operating loss from continuing operations of ($72,199) for the year ended May 31, 2008 compared to a profit on operations of $36,503 for the period ended May 31, 2007

Total other expenses for the year ended May 31, 2008 were $32,555 compared to $10,445 for the prior year.

The net loss from continuing operations for the year ended May 31, 2008 was ($104,754) compared to a net profit of $26,058 for the prior year.

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

The consolidated net loss for the year ended May 31, 2008 was $1,078,837. A loss of $40,317 was realized  as a result of foreign currency translation, and the resulting comprehensive loss for the period ending May 31, 2008 was $1,119,154 compared to a comprehensive loss of $961,227 for the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of May 31, 2008, our principal sources of liquidity included cash and cash equivalents, and operating cash flow from our operating subsidiaries, and loans from related parties.  At May 31, 2008, cash and cash equivalents totaled $9,369 compared to $17,075 at May 31, 2007.

Our business is in transition and our liquidity must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our stage of re-development .. The decisions to discontinue operations in the wholesale home décor sector and acquire the assets and ongoing business of MCM have directly impacted sales and liquidity. Discontinuation of the home décor business has resulted in a substantial loss of related revenue, a parallel increase in the related cost of sales and significant un-anticipated costs associated with the shutdown of the home décor operation. These events resulted in a substantial negative impact on cash flow. The transition to the home automation sector through the acquisition of MCM Integrated Technologies created a new revenue and cost structure and occurred at the same time that the U.S. housing market entered the current period of substantially reduced activity and declining home prices. The Company operates in both the U.S. and

Canadian home automation markets. The impact on the Canadian market as a result of the U.S. led recession was delayed and did not appear until the beginning of calendar year 2008. The impaired U.S. and Canadian economies and financial markets have and will continue to impact the Company’s sales and liquidity in the present and near term.  Risk factors relevant to these events and decisions include, but are not limited to: the Company’s ability to secure ongoing product supply, foreign exchange fluctuations, continued acceptance of the Company’s products and services, changes in technology and consumer adoption of technology, the strength of the North American housing market and consumer economy in general, and cannot be credibly quantified by the Company at this time.

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

The Company secured additional debenture financing from an accredited investor in the amount of $50,000 under terms similar to the December 7, 2005 purchase agreement. In February 2008 the debenture holder extended the maturity date of this debenture to May 2009

Year to date loans and repayments to related parties netted to approximately $50,443. The net total of financing activities for the year ended May 31, 2008 was approximately $70,360. Cash flow generated from ongoing home automation business and the sale of residual inventory combined with the proceeds of related party loans are estimated to be sufficient to sustain the current level of activities through the next twelve months.

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

For the 12 month period ending May 31, 2009 the Company   plans to continue building  the Company’s operations in southwest British Columbia  to look opportunistically at  acquisitions and to investigate the feasibility of  franchising.

On December 8, 2006 the Company discontinued its activity in the home décor sector and began a process to liquidate its residual inventory of home décor products and to fully wind down its home décor business. This process is expected to continue through the year ending May 31, 2009.

Cash flow from ongoing MCM business activities  and the sale of residual home décor inventory combined with the proceeds of loans from related parties are estimated to be sufficient to sustain the current level of operations and planned activities through to the end of December 2008.

OFF BALANCE-SHEET ARRANGEMENTS

During the year ended May 31, 2008 the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Subsequent Events

On August 20, 2008 the SEC advised the Company   that staff had no further comments on the Company’s Preliminary 14C information statement of  proposed amendments to the Company’s Articles of Incorporation. On August 25, 2008 the Company filed a Definitive Information Statement on Schedule 14C and on August 26, 2008 provided a copy of the Information Statement to shareholders of record of the Company’s common stock, par value $0.001 per share, on the record date as determined by the Company’s board of directors to be the close of business on July 10, 2008. It is anticipated that the Company’s Articles of Incorporation will be amended by the end of September 2008. On August 29, 2008 the Company became eligible for relisting on the NASD Over the Counter Bulletin Board (OTCBB) exchange through the filing of Form 15C2-11. The Company intends to initiate the steps required to file Form 15C2-11 as soon as possible following the filing of its annual report for the year ending May 31, 2008.

ITEM  8.    CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K/A, an evaluation was carried out by our management, with the participation of the Chief Executive and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of May 31, 2008. Based on that evaluation the Chief Executive and Principal Financial Officer has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange

Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive and Principal Financial Officer to allow for accurate and timely decisions regarding required disclosure.

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

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the interim or annual consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of May 31, 2008 based on the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2008 and no material weaknesses were discovered.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the last fiscal quarter covered by this yearly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their ages as of September 13, 2008 are as follows:

NAME	AGE	POSITION

Michael F. Holloran	60	President, CEO and Director
Murat Erbatur	58	Chief Operating Officer and Director

MICHAEL F. HOLLORAN, PRESIDENT, CEO AND DIRECTOR

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

MURAT ERBATUR, CHIEF OPERATING OFFICER AND DIRECTOR

Murat F. Erbatur was elected a director effective February 2004 and accepted the position of COO in December 2006. Mr. Erbatur founded and is currently President and CEO of MCM Integrated Technologies Ltd and ScanTech Imaging Corp. MCM is one of the leading providers of information technology products and services. ScanTech Imaging Corp. is the market leader in fillable and linkable forms for the mutual fund industry. Mr. Erbatur has held these positions in MCM Integrated Technologies Ltd. and Scantech Imaging Corp.for the past 12 years and 10 years respectively. Mr. Erbatur has spent most of his 35-year professional career in computers and their applications in technical and business environments. His career includes 11 years with Swan Wooster Engineering, three years as Vice President of Engineering Software Development Corp, two years as Director of Marketing with REBIS Industrial Work Group Software and six years with Simons International as Manager, Computer Applications.  Mr. Erbatur received a B.Sc. degree in Civil Engineering from Robert College (Istanbul, Turkey) in 1972 and a Masters degree in Engineering from University of British Columbia in 1973.

Directors are elected by the stockholders at annual meetings. Between annual meetings vacancies in our board of directors may be filled by the board itself.  There are currently two vacancies on our board of directors.  Directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Officers are appointed by our board of directors and hold office until their successors are appointed and qualified. Neither of our current directors would qualify as “independent” under Nasdaq rules.

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

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form

Michael F. Holloran, President & CEO and Principal Financial Officer	0	0	0
Thomas A. Simons	0	0	0
Murat Erbatur, COO	0	0	0

ITEM  10.     EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual compensation for services in all capacities to us for the years ended May 31, 2008 and May 31, 2007:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards [issued and pending] ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen- Sation (i)	Total ($) (j)
M Holloran	2008	$120,000	$0		$0	$0	$0	$0	$120,000
	2007	$120,000	$0		$0	$0	$0	$0	$120,000
M Erbatur	2008	$0	$0	$0	$0	$0	$0	$0	$0

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

Title of	Name and Address	Amount and Nature		% of
Class	of Beneficial Owner	of Beneficial Ownership		Class(2)

Common	Michael F. Holloran	112,785,117	Direct	23%
Stock	c/o Suite 221, 2323 Quebec St.
	Vancouver, B.C. V5T 4S7

	Thomas A. Simons (1)	103,335,864	Direct	21%
	3685 Cameron Street
	Vancouver, B.C. V6R 1A1

	Murat Erbatur	30,000,000	Direct	6%
	c/o Suite 221, 2323 Quebec St.
	Vancouver, B.C. V5T 4S7

	All officers and directors
	as a Group (2 persons)	142,785,117 shares	s	29%

(1) In addition to 94,335,864 shares owned directly, Mr. Simons holds a note convertible into 9,000,000 shares of common stock

..(2) Percentages based on 487,990,256 shares issued and outstanding.

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

Except for the transactions described below, none of our directors, senior officers or principal shareholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction, since the beginning of the fiscal year ended May 31, 2008, or in any proposed transactions, in which such person had or is to have a direct or indirect material interest.

On December 24, 2004 the Company issued a Secured Promissory Note bearing interest at 8% per annum to Mr. T. Simons in the amount $500,000. As at May 31, 2008 this note remains outstanding.

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

During the year ended May 31, 2007, Mr. Holloran loaned the Company $210,697 which was uncollateralized, due on demand and did not bear interest. The Company repaid $47,931 to Mr. Holloran in cash during the year ended May 31, 2007.

During the year ended May 31, 2008, Mr. Holloran loaned the Company $58,484 which was uncollateralized and due on demand. The Company repaid $8,041 to Mr. Holloran in cash and $4,093 of accrued interest in cash during the year ended May 31, 2008. The Company paid $45,000 of accrued interest in restricted common shares to Mr. Holloran and Mr. Simons during the year ended May 31, 2008. All share issuances were at fair market value on the date of issuance. We have an employment contract with Michael F. Holloran, our Chairman and CEO, providing for annual compensation of $120,000.  This contract expires on June 13, 2009.

Total outstanding related party debt [principal plus accrued interest] for the year ended May 31, 2008 was $1,881,016.

ITEM  13.     EXHIBITS

The following Exhibits are filed by attachment to this Annual Report on Form 10-K/A:

EXHIBIT
NUMBER	DESCRIPTION

3.2	Certificate of Amendment
31	Certification of Michael F. Holloran Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002, filed herewith.
32	Certification of Michael F. Holloran Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filings set forth below:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation	3.1 in Form 10-SB dated Feb 2, 1999
3.11	By-Laws	3.11 in Form 10-SB dated Feb 2, 1999
4.2	Form of 12% Convertible debenture	4.2 in Form 10-KSB dated Aug 21, 2001
4.3	Form of Stock Purchase Warrant	4.3 in Form 10-KSB dated Aug 21, 2001
4.4	Stock Purchase Agreement, between	4.4 in Form SB-2 dated May 17, 2002
Company and IFG Private Equity LLC
4.5	Commitment Warrant to IFG	4.5 in Form SB-2 dated May 17, 2002
Private Equity LLC
4.6	Registration Rights Agreement, between	4.6 in Form SB-2 dated May 17, 2002
Company and IFG Private Equity LLC
4.7	1998 Directors' & Officers' Stock Option Plan	99.1 in Form S-8 dated Feb 29, 1999
4.8	1999 Stock Option Plan	99.2 in Form S-8 dated Feb 29, 1999
4.9	2001 Stock Option Plan	4.7 in Form S-8 filed November 27, 2001
4.10	2003 Stock Option Plan	4.8 in Form S-8 filed October 25, 2002
4.11	2005 Stock Option Plan	4.8 in Form S-8 filed July 28, 2005
4.12	2006 Stock Option Plan	4.8 in Form S-8 filed April 28, 2006
4.13	2007 Stock Option Plan	4.8 in Form S-8 filed April 13, 2007
10.3	M. Page-Consulting Agreement	10.3 in Form 10-SB dated Feb 2, 1999
10.4	C. Parfitt-Consulting Agreement	10.4 in Form 10-SB dated Feb 2, 1999
10.6	Office lease dated Aug 27, 1998	10.6 in Form 10-SB dated Apr 21, 1999
10.7	Office lease dated Dec 22, 1998	10.7 in Form 10-SB dated Apr 21, 1999
10.8	Wolnosc International-Consulting Agreement	10.8 in Form 10-SB dated Aug 29, 2000
10.9	Office lease dated Jan 1, 2000	10.9 in Form 10-SB dated Aug 29, 2000
10.10	Capital Lease Agreement	10.10 in Form 10-SB dated Aug 29, 2000
10.11	Michael F. Holloran - Consulting Agreement	10.11 in Form 10-KSB dated Aug 21, 2001
10.12	Sublease Agreement of Company's offices dated August 7, 2001	10.12 in Form 10-QSB dated Oct 15, 2001
10.13	Addendum to the Sublease dated August 22, 2001	10.13 in Form 10-QSB dated Oct 15, 2001
10.14	Paul Morford Consulting Agreement	10.14 in Form 10-QSB dated Oct 15,
2001
10.15	8% Secured Convertible Promissory	4.7 in Form 8-K dated January 4,
	Note due December 31, 2006	2005
10.16	Securities Purchase Agreement, dated	10.15 in Form 8-K dated January 13,
	December 7, 2005, by and among the	2006
Company and the holders of the Company’s
6% Convertible Debentures, with the form
of Debenture attached
10.17	Registration Rights Agreement, dated	10.16 in Form 8-K dated January 13, 2006
December 7, 2005, by and among the
Company and the Holders of the 6%
Convertible Debentures
10.18	Walther-Glas Investment Agreement	10.16 Form 10-KSB/A2 dated July 18, 2008
10.19	Agreement and Plan of Reorganization	10.18 in Form 8-K dated Dec 15, 2006
21	List of Subsidiaries	21 in Form 10-SB dated Aug 29, 2000

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

Dated:  August 18, 2010

               Intelligent Living Corp

               By:  /s/ Michael F. Holloran

                    -----------------------------

                    Michael F. Holloran,

                    President, Chief Executive Officer, Principal Financial and Accounting Officer a nd Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 18, 2010.

     SIGNATURE                              CAPACITY

________________________________________________________________________

/s/  Michael F. Holloran                President, Chief Executive Officer, Principal Financial and Accounting Officer and Director

_____________________

     Michael F. Holloran

/s/  Murat Erbatur

_____________________              COO, Director

     Murat Erbatur