Form 10-K/A
period 2009-05-31
Intelligent Living Corp
filed 2010-08-18
CIK 1073362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

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

The number of shares of the Registrant’s Common Stock outstanding as of September 14, 2009  55,781,168.

Documents incorporated by reference: None.

Explanatory Note

As part of the review by the Securities and Exchange Commission (the “SEC”) of the Company’s past filings under the Securities Exchange Act of 1934, we are filing this Amendment No. 1 (this “Form 10-K/A”) to our Form 10-K for the year ended May 31, 2009 (the “2009 Form 10K”) filed with the SEC on September 14, 2009.

This Form 10K/A amends the following sections of the 2009 Form 10K: Item 1A, Item 2, Item 5 “2007 Option Plan”, Item 9A(T), Item 10, Item 13, Item 15(b). There has been no modification to the audit opinion and the full set of financial statements and related notes of Intelligent Living Corp. can be found in our 2009 10K, filed with the SEC on September 14, 2009.

This Amendment No. 1 does not otherwise update or amend any other information or exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the original filing of our Annual Report.

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

We may be required to establish strategic relationships with third parties in the home automation and energy efficiency industries and service sectors, including in international markets. Our ability to establish strategic relationships will depend on a number of factors, many of which are outside our control, such as the competitive position of our technology know-how and our products relative to our competitors. We can provide no assurance that we will be able to establish  and maintain strategic relationships in the future.

In addition, any strategic  relationships that we establish, will subject us to a number of risks, including risks associated with sharing  and potentially losing control over technical information and know-how, loss of control of operations that are material to developed business and profit-sharing arrangements. Moreover, strategic alliances may be expensive to implement and subject us to the risk that the third party will not perform its obligations under the relationship, which may subject us to losses over which we have no control or expensive termination arrangements. As a result, even if our strategic alliances with third parties are successful, our business may be adversely affected by our exposure to a number of factors that are outside of our control.

No Assurances of Protection for Non-Proprietary Know-How; Reliance on Trade Secrets

In certain cases, the Company may rely on trade secrets to protect the Company’s technology know-how which the Company has developed or may develop in the future and which do not have intellectual property protection. There can be no assurances that secrecy obligations will be honored or that others will not independently develop similar or superior technology know-how. The protection of  trade secret status has been the subject of increasing claims and litigation by various companies both in order to protect  trade secrets as well as for competitive reasons even where  claims are unsubstantiated. The prosecution of  claims or the defense of such claims is costly and uncertain given the uncertainty and rapid development of the principles of law pertaining to this area. The Company, in common with other firms, may also be subject to claims by other parties with regard to the use of technology information and data which may be deemed proprietary to others.

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

PROPERTIES

We maintain our statutory registered agent’s office in Reno, Nevada and our principal executive offices are located at Suite 221, 2323 Quebec Street Vancouver, B.C. We are currently occupying approximately 2,000 square feet of office and technology demonstration space. In addition we are renting storage and warehouse space for discontinued inventory and equipment. We do not have  leases and are renting all space on a month-to-month basis. The total monthly rent obligation for all space used by the Company is approximately $3,300.

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of May 31, 2009 based on the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of May 31, 2009 and no material weaknesses were discovered.

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

MICHAEL F. HOLLORAN, PRESIDENT AND CEO

Michael Holloran was elected a director effective August of 2000 and accepted the position of President & CEO of ILC on August 4, 2000. He brings to ILC a wealth of senior management experience spanning 35 years, including 22 years with the Beak International Group and long-term involvement spearheading strategic corporate expansion into key international markets, primarily within Southeast Asia. He has served as a technical advisor to the Asian Development Bank, the governments of Indonesia, Malaysia and the Philippines. He has held outside Directorships, Advisory Board and committee memberships at several prominent North American institutions. He has a Masters degree in Chemical and Environmental Engineering from McMaster University, a Bachelor of Science (Honors) degree in Applied Mathematics and Chemistry from the University of Waterloo and a Management Studies diploma from Sheridan College.

MURAT ERBATUR, DIRECTOR

Murat F. Erbatur was elected a director in February 2004 and accepted the position of COO in December 2006. Mr. Erbatur founded and is currently President and CEO of MCM Integrated Technologies Ltd and ScanTech Imaging Corp. MCM is one of the leading providers of information technology products and services. ScanTech Imaging Corp. is the market leader in fillable and linkable forms for the mutual fund industry. Mr. Erbatur has held the positions in MCM Integrated Technologies and Scantech Imaging Corp. for the past 13 years and 11 years respectively. Mr. Erbatur has spent most of his 35-year professional career in computers and their applications in technical and business environments. His career includes 11 years with Swan Wooster Engineering, three years as Vice President of Engineering Software Development Corp, two years as Director of Marketing with REBIS Industrial Work Group Software and six years with Simons International as Manager, Computer Applications.  Mr. Erbatur received a B.Sc. degree in Civil Engineering from Robert College (Istanbul, Turkey) in 1972 and a Masters degree in Engineering from University of British Columbia in 1973.

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

During the year ended May 31, 2007,  the Company’s  CEO loaned the Company $210,697 which was uncollateralized, due on demand and did not bear interest. The Company repaid $47,931 to its  CEO in cash during the year ended May 31, 2007.

During the year ended May 31, 2008, the Company’s  CEO loaned the Company $58,484 which was uncollateralized and due on demand. The Company repaid $8,041 to its CEO in cash and $4,093 of accrued interest in cash during the year ended May 31, 2008. The Company paid $45,000 of accrued interest in restricted common shares to related parties during the year ended May 31, 2008.

During the year ended May 31, 2009, the Company’s CEO loaned the Company $18,261 and the Company’s COO loaned the Company  $103,618 which are uncollateralized and due on demand. The Company repaid $572 in principal to the Company’s CEO and $19,750 in interest to its COO  in cash, accrued $9,385 of interest on related party loans and recorded an expense to Paid in Capital of $7,716 on subscription deposit imputed interest. The Company converted $1,119,883 in loans, subscription deposit and debenture principal to restricted common shares, paid $144,058 of accrued interest in restricted common shares to related parties and transferred $300,000 of principal and $26,773 of accrued interest to a third party debenture during the year ended May 31, 2009. All share issuances were at fair market value on the date of issuance.

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

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) The following Exhibits are filed by attachment to this Annual Report on Form 10-K/A:

EXHIBIT
NUMBER	DESCRIPTION
31	Certification of Michael F. Holloran Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002, filed herewith.
32	Certification of Michael F. Holloran Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filings set forth below:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation	3.1 in Form 10-SB dated Feb 2, 1999
3.11	By-Laws	3.11 in Form 10-SB dated Feb 2, 1999
3.2	Certificate of Amendment	3.2 in Form 10K/A dated Aug 18, 2010
4.2	Form of 12% Convertible debenture	4.2 in Form 10-KSB dated Aug 21, 2001
4.3	Form of Stock Purchase Warrant	4.3 in Form 10-KSB dated Aug 21, 2001
4.4	Stock Purchase Agreement, between	4.4 in Form SB-2 dated May 17, 2002
Company and IFG Private Equity LLC
4.5	Commitment Warrant to IFG	4.5 in Form SB-2 dated May 17, 2002
Private Equity LLC
4.6	Registration Rights Agreement, between	4.6 in Form SB-2 dated May 17, 2002
Company and IFG Private Equity LLC
4.7	1998 Directors' & Officers' Stock Option Plan	99.1 in Form S-8 dated Feb 29, 1999
4.8	1999 Stock Option Plan	99.2 in Form S-8 dated Feb 29, 1999
4.9	2001 Stock Option Plan	4.7 in Form S-8 filed November 27, 2001
4.10	2003 Stock Option Plan	4.8 in Form S-8 filed October 25, 2002
4.11	2005 Stock Option Plan	4.8 in Form S-8 filed July 28, 2005
4.12	2006 Stock Option Plan	4.8 in Form S-8 filed April 28, 2006
4.13	2007 Stock Option Plan	4.8 in Form S-8 filed April 13, 2007
10.3	M. Page-Consulting Agreement	10.3 in Form 10-SB dated Feb 2, 1999
10.4	C. Parfitt-Consulting Agreement	10.4 in Form 10-SB dated Feb 2, 1999
10.6	Office lease dated Aug 27, 1998	10.6 in Form 10-SB dated Apr 21, 1999
10.7	Office lease dated Dec 22, 1998	10.7 in Form 10-SB dated Apr 21, 1999
10.8	Wolnosc International-Consulting Agreement	10.8 in Form 10-SB dated Aug 29, 2000
10.9	Office lease dated Jan 1, 2000	10.9 in Form 10-SB dated Aug 29, 2000
10.10	Capital Lease Agreement	10.10 in Form 10-SB dated Aug 29, 2000
10.11	Michael F. Holloran - Consulting Agreement	10.11 in Form 10-KSB dated Aug 21, 2001
10.12	Sublease Agreement of Company's offices dated August 7, 2001	10.12 in Form 10-QSB dated Oct 15, 2001
10.13	Addendum to the Sublease dated August 22, 2001	10.13 in Form 10-QSB dated Oct 15, 2001
10.14	Paul Morford Consulting Agreement	10.14 in Form 10-QSB dated Oct 15,
2001
10.15	8% Secured Convertible Promissory	4.7 in Form 8-K dated January 4,
	Note due December 31, 2006	2005
10.16	Securities Purchase Agreement, dated	10.15 in Form 8-K dated January 13,
	December 7, 2005, by and among the	2006
Company and the holders of the Company’s
6% Convertible Debentures, with the form
of Debenture attached
10.17	Registration Rights Agreement, dated	10.16 in Form 8-K dated January 13, 2006
December 7, 2005, by and among the
Company and the Holders of the 6%
Convertible Debentures
10.18	Walther-Glas Investment Agreement	10.16 Form 10-KSB/A2 dated July 18, 2008
10.19	Agreement and Plan of Reorganization	10.18 in Form 8-K dated Dec 15, 2006
10.20	Form of 6% Convertible Debenture	10.19 in Form 10K dated Sept 14, 2009
21	List of Subsidiaries	21 in Form 10-SB dated Aug 29, 2000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf the undersigned, thereto duly authorized.

Dated:  August 18, 2010

               Intelligent Living Corp

               By:  /s/ Michael F. Holloran

                    -----------------------------

                    Michael F. Holloran,

                    President, Chief Executive Officer, Principal Financial and Accounting Officer and Director

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