Form 10-K
period 2010-05-31
Intelligent Living Corp
filed 2010-09-14
CIK 1073362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

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

The number of shares of the Registrant’s Common Stock outstanding as of August 31, 2010  72,081,168.

Documents incorporated by reference: None.

Table of Contents

PART I

3

ITEM  1.

DESCRIPTION OF BUSINESS

3

ITEM 1A

RISK FACTORS

4

ITEM 1B

UNRESOLVED STAFF COMMENTS

9

ITEM  2.

PROPERTIES

9

ITEM 3.

LEGAL PROCEEDINGS

9

PART II

10

ITEM 5.

MARKET FOR THE REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS

                            AND ISSUER PURCHASES OF EQUITY SECURITIES

10

ITEM 6.

SELECTED FINANCIAL DATA

12

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

                            OF OPERATIONS

12

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

16

ITEM 8.

FINANCIAL  STATEMENTS

18

ITEM 9.

CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND

                            FINANCIAL DISCLOSURES

36

ITEM 9A(T).

CONTROLS AND PROCEDURES

36

ITEM 9B.

OTHER INFORMATION.

38

PART III

38

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

38

ITEM 11.

EXECUTIVE COMPENSATION

40

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

                            RELATED STOCKHOLDER MATTERS

41

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

41

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

42

PART IV

43

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

43

SIGNATURES

45

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

DESCRIPTION OF BUSINESS

General

Intelligent Living Corp (“ILC”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998. Through its wholly owned subsidiary MCM Integrated Technologies, Ltd. (“MCM”) the Company specializes in designing, supplying, installing, upgrading and servicing home automation solutions, energy use monitoring and conservation systems including: structured wiring, security and access control systems, lighting, HVAC and environmental controls, energy use monitoring and reduction systems and distributed audio/video systems. The Company offers both wired and wireless technology for single and multi unit new construction and existing buildings, using both traditional component and Windows 7 Media Center based systems. Income is derived from both equipment sales and the provision of installation, repair and maintenance services. Customers include residential home owners, developers and builders of single family and multi-unit developments and commercial businesses.

MCM has supplied custom IT solutions since 1994 and home automation and energy management solutions since 2003. The Company has offices and demonstration suites in Phoenix Arizona and Vancouver British Columbia and is active with single family homes and multi-unit town homes and condominium projects in southwest BC and the greater Phoenix area.

The Company previously engaged in the import and distribution of home décor products for the North American market. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process continued through the year ended May 31, 2010. Liquidation of the Company’s home décor inventory has been slower than expected principally as a result of the slowdown of the US economy, dating of the Company’s home décor inventory and competition from suppliers of similar product to the home décor wholesale market.

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

Beginning in 2007 and continuing through 2010, the U.S. credit markets are experiencing serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities. These problems have led to an ongoing slow-down in residential housing market construction and sales in the U.S.

In response to the downturn in the U.S. housing market the Company has increased its focus on the western Canadian housing market by expanding its marketing and project base, and has initiated technology cooperation on a best efforts basis with Kilia Teknologi, a leading security surveillance group in the Republic of Turkey for market development in Turkey and the Middle East. The Company is actively evaluating opportunities to expand its business activities through expansion vertically within the Company’s current green building, home automation and energy conservation sectors and horizontally within related sectors including housing and power generation.

Employees

As of May 31, 2010, we had a staff of four consisting of three employees: one COO, one technical applications specialist, one part time administrative assistant, and one consultant, the President.

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

As described in Note 2 of our accompanying financial statements, our limited revenues generated and our lack of any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. The Company had a working capital deficit of ($1,656,559) at May 31, 2010 and a net loss of $(211,699) for the twelve months then ended. If the Company does not raise a sufficient amount of capital, it may not have the ability to remain in business until such time, if ever, when it becomes profitable.

Although the Company has continued to restructure its operations the Company’s operating income is not yet adequate to offset the Company’s aggregate overhead expenses. To rectify this shortfall, on an operating basis the Company needs to find further ways to reduce overhead expenses and increase its operating revenue sufficient to offset the Company’s overhead expense. There is no assurance that the Company will be able to do so.

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

In December 2006 we completed the acquisition of MCM and began a process to phase out of the home décor business. This substantial shift of activity has required management to adapt to a new business environment and also to assume un-anticipated costs and liabilities associated with the un-planned phase out of the home décor business. We have a limited operating history on which to base an evaluation of our current business and prospects. Any potential investor must consider our business and prospects in light of the risks and difficulties frequently encountered by companies in the early stages of shifting activities to a new area of business. These risks and difficulties include, but are not limited to residual liabilities associated with the old business and lack of sufficient customers, revenue, cash flow and capital for marketing, product development and inventory associated with current business activity. We cannot be certain that our business strategy will be successful or that we will successfully address these risks. Our failure to address any of these risks associated above could harm our ability to operate profitably.

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

At May 31 2010 we had a total of $1,200,084 in debt and accrued interest that is convertible into shares of our common stock at discounts ranging from 0% to 25% of the market price. The conversion of all of this debt could result in significant dilution to our stockholders.

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

Beginning in 2007 the U.S. credit markets experienced serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities. These problems led to a slow-down in residential housing market construction and sales, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These conditions continued and worsened in 2008 and have persisted through 2010, causing a loss of confidence in the broader U.S. and global credit and financial markets and have resulted in the collapse of, and government intervention in, major banks, financial institutions and insurers, and have created a climate of volatility, reduced liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions have caused the broader credit markets to further deteriorate and stock markets to decline substantially from pre-crisis levels. In addition, general economic indicators have been slow to recover.

These include consumer sentiment, unemployment and economic growth and uncertainty about corporate earnings. These unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

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

We are quoted on the Financial Industry Regulatory Authority’s Over-the-Counter Bulletin Board under the trading symbol “ILVC”. Prior to March 17, 2009 and for 18 months preceding this date trading of our common stock was conducted on the Pink OTC Markets Inc. “Pink Sheets” pursuant to category “Current SEC Filers”. The shift in trading venues has improved the liquidity of our securities; however, the OTCBB is regarded as a junior trading venue. This may result in limited shareholder interest and hence lower prices for our common stock than might otherwise be obtained.

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

PROPERTIES

We maintain our statutory registered agent’s office in Reno, Nevada and our principal executive offices are located at Suite 221, 2323 Quebec Street Vancouver, B.C. We are currently occupying approximately 2,000 square feet of office and technology demonstration space. In addition we are renting storage and warehouse space for surplus equipment and historical records. We do not have leases and are renting all space on a month-to-month basis. The total monthly rent obligation for all space used by the Company is approximately $2,500.

ITEM 3.

LEGAL PROCEEDINGS

We are not currently involved in any litigation, nor do we know of any threatened litigation against us that would have a material effect on our financial condition.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the year ended May 31, 2010.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock traded on the OTC Bulletin Board (“OTCBB”) from October 1999 to September 2007, on the Pink Sheets from September 2007 to March 2009, and from March 2009 to present on the OTCBB. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Prior to August 15, 2007 the name of the Company was Elgrande International Inc. and our trading symbol was “EGDI”.  On July 19, 2007 the name of the Company was changed to Intelligent Living Corp and effective August 15, 2007, the trading symbol changed to ILVG. On March 17, 2009, commensurate with re-listing on the OTCBB, the trading symbol changed to ILVC. The following sets forth the range of high and low bid information for the quarterly periods indicated of our last two fiscal years as reported by the National Quotation Bureau:

	CLOSING PRICE ($/SHARE)
	LOW	HIGH
2009
First Quarter	0.05	0.10
Second Quarter	0.01	0.10
Third Quarter	0.01	0.31
Fourth Quarter	0.01	0.02

2010
First Quarter	0.01	0.17
Second Quarter	0.02	0.04
Third Quarter	0.01	0.01
Fourth Quarter	0.01	0.005

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

HOLDERS

As of August 30, 2010, the number of holders of record of shares of common stock, excluding the number of beneficial owners, whose securities are held in street name, was approximately 1,600.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following table sets for the information with respect to all securities of the Company sold in its fiscal years ended May 31, 2008, 2009 and 2010, without registration of the securities under the Securities Act of 1933. The securities so sold are believed by the Company to be exempt from registration under either Regulation S or Rule 506 under the Securities Act of 1933.

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

				Number of
				Shares
			Purchase or	Purchased or	Expiration
			Exercise Price	Purchasable	Date (WTS) or
	Date of	Type of	(USD	Upon Exercise	Due date
Name	Issue	Security[1]	Per Share)	or Conversion[2]	(DEB)	Exemption
Private Investors	7/07	CS	0.75	8,800		506
Private Investors	8/07	CS	0.75	4,867		506
Private Investors	8/07	CS	0.56	8,889		506
Private Investors	12/07	CS	0.28	40,000		506
Private Investors	1/08	CS	0.18	48,000		506
Private Investors	2/08	CS	0.07	96,000		506
Private Investors	2/08	CS	0.08	96,000		506
Related Parties	2/08	CS	0.13	412,000		S
Related Parties	10/08	CS	0.04	32,188,275		S
Private Investors	10/08-11/08	CS	0.024	11,450,000		S
Private Investors	1/09-5/09	CS	0.021	4,722,218		506
Private Investors	07/09	CS	0.02	6,444,444		506
Private Investors	12/09	CS	0.02	5,800,000		506
Private Investor	2/02	DEB		$35,000	2/08	S
Private Investors	11/05-2/06	DEB		$555,000	2/11	506
Private Investors	5/06	DEB		$50,000	6/09	506
Private Investor	2/08	DEB		$460,000	6/10	S
Private Investor	6/08	DEB		$326,773	6/10	S

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

RESULTS OF OPERATIONS

Overview

Intelligent Living Corp (“ILC”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998. Through its wholly owned subsidiary MCM Integrated Technologies, Ltd. (“MCM”) the Company specializes in designing, supplying, installing, upgrading and servicing home automation solutions, energy use monitoring and conservation systems including: structured wiring, security and access control systems, lighting, HVAC and environmental controls, energy use monitoring and reduction systems and distributed audio/video systems. The Company offers both wired and wireless technology for single and multi unit new construction and existing buildings, using both traditional component and Windows 7 Media Center based systems. Income is derived from both equipment sales and the provision of installation, repair and maintenance services. Customers include technology consumers, residential home owners, developers and builders of single family and multi-unit developments and commercial businesses.

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

The Company previously engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In July 2006, as a result of a breach of the Company’s exclusivity agreement with its principal supplier by its principal supplier and other production related issues the board of directors began an evaluation of alternative business models and opportunities. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process continued through the year ended May 31, 2010. Liquidation of the Company’s home décor inventory has been slower than expected principally as a result of the slowdown of the US economy, dating of the Company’s home décor inventory and competition from suppliers of similar product to the home décor wholesale market.

Following the acquisition of MCM in December 2006, the Company expanded its service offerings to include home comfort and energy efficiency solutions integrated with and controlled by home automation applications. In response to the severe downturn in the US housing market the Company has increased its focus on the western Canadian housing market by expanding its marketing and project base, and has initiated technology cooperation on a best efforts basis with Kilia Teknologi, a leading security and surveillance group in the Republic of Turkey for market development in Turkey and the Middle East.

Results from ongoing operations reported for the year ending May 31, 2009 and 2010 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include the costs of liquidating inventory, renting warehouse space for surplus office equipment and furniture, legal and professional time related to eliminating and reducing liabilities associated with discontinued operations and pursuing legal recourse against the Company’s home décor supplier.

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

During the 12 month period June 1, 2009 through May 31, 2010, the US dollar to Canadian Dollar exchange rate has varied from a low of 0.8582 on July 9, 2009 to a high of 1.0034 on April 22, 2010. The closing exchange rate was 0.9488 and the average exchange rate over the year ended May 31, 2010 was 0.9415 resulting in a comprehensive loss of $8,684 for the year ended May 31, 2010.

Comparison of the Years Ended May 31, 2010 and May 31, 2009.

For the year ended May 31, 2010, revenues from continuing operations were $234,419 compared to $233,931 in the same period ending last year. These revenues are a result of the sale of smart home products and services.

For the year ended May 31, 2010, gross profit from continuing operations was $140,479 compared to $127,178, an increase of 10% compared to the same period in the prior year. Gross margin (gross profit as a percent of revenue) was 60% for the year ended May 31, 2010, 6% higher than the prior year. The increased gross margin reflects more efficient operations and higher margins on equipment sales, system design, installation and servicing.

Operating expenses associated with ongoing operations for the year ended May 31, 2010, were $193,164 versus $231,609 for the same period in the prior year. The 17% decrease in operating expenses reflects a 32% reduction in salary costs and a 11% reduction in Office and Administrative expenses related to staff training, audit and legal fees a decrease of 41% in selling expenses and a small increase in depreciation expense due to changes in foreign exchange rates.

The Company recorded an operating loss from continuing operations of ($52,685) for the year ended May 31, 2010 compared to an operating loss of ($104,431) for the same period in the prior year. This represents a year-on-year 51% decrease in operating losses.

Total other expenses for the year ended May 31, 2010 were $129,024 compared to $180,247 for the comparable period in the prior year. This 28% reduction reflects decreased interest expenses as a result of more favorable operating loan terms and reduced debt, reduced amortization of beneficial conversion and fee discount features.

The net loss from continuing operations for the year ended May 31, 2010 was ($181,709) compared to a net loss of ($284,678) for the comparable period in the prior year. This is a 36% decrease in the year-on-year net loss from continuing operations.

During the year ended May 31, 2010 the Company incurred expenses associated with its discontinued operations. Expenses include the costs of liquidating inventory, renting warehouse space for surplus office furniture and office equipment, legal and professional time related to eliminating and reducing liabilities associated with discontinued operations. The net loss from discontinued operations was ($29,990) compared to a net loss of ($79,117) for the comparable period in the prior year. The 62% decrease was due to reductions in temporary staff time, legal and professional expenses, interest charges and rental of warehouse space.

The consolidated net loss for the year ended May 31, 2010 decreased 42%, ($211,699) compared to ($363,795) for the comparable period in the prior year. A loss of ($8,684) was realized due as a result of foreign currency translation compared to a gain of $7,342 in the comparable period of the prior year. The resulting comprehensive loss for the period ending May 31, 2010 was ($220,383) compared to ($356,453) for the corresponding period in the prior year. The comprehensive loss reduced 38% year-on-year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of May 31, 2010, our principal sources of liquidity included cash and cash equivalents, cash flow from our operating subsidiaries, and loans from related parties.  At May 31, 2010, cash and cash equivalents totaled $3,931 compared to $3,022 at May 31, 2009.

Our business continues in transition and our liquidity must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our stage of re-development. The decisions to discontinue operations in the wholesale home décor sector and acquire the assets and ongoing business of MCM have directly impacted sales and liquidity. Discontinuation of the home décor business has resulted in a substantial loss of revenue, a parallel increase in the cost of sales and significant un-anticipated costs associated with the shutdown of the home décor operation. These events resulted in a substantial negative impact on cash flow.

The transition to the home automation sector through the acquisition of MCM Integrated Technologies created a new revenue and cost structure and occurred at the same time that the U.S. housing market entered the current period of substantially reduced activity, declining home prices and contraction in the availability of consumer credit. The Company operates in both the U.S. and Canadian home automation markets. The impact on the Canadian market as a result of the U.S. led recession was delayed and did not appear in strength until the beginning of calendar year 2008. The ongoing impairment in the U.S. and Canadian economies and financial markets have and will continue to impact the Company’s sales and liquidity in the present and near term.  Risk factors relevant to these events and management decisions include, but are not limited to: the Company’s ability to secure ongoing product supply, foreign exchange fluctuations, continued acceptance of the Company’s products and services, changes in technology and consumer adoption of technology, the strength of the North American housing market and consumer economy in general, and cannot be credibly quantified by the Company at this time.

Internal and External Sources of Capital

For the year ending May 31, 2010 the Company realized a loss on operations of ($52,685) and a net loss of ($211,699). As of May 31, 2010 the Company had a working capital deficit of $1,656,559 and limited assets to sell in order to create short or long term liquidity. Therefore, we are dependent on external sources for funding until such time as the Company develops positive net cash flow to maintain liquidity. Until such time as we have positive cash flow on a sustained basis, the dependence on external capital will remain. There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us.

Investing Activities

There were no investing activities during the fiscal years ended May 31, 2010 and 2009.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we raised approximately $12.75 million from the sale of common stock and as at May 31, 2010 we have borrowings of approximately $1.35 million from investors and shareholders.  Funds from these sources were used as working capital to fund the development of the Company.

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

The Company secured additional debenture financing from an accredited investor in the amount of $50,000 under terms similar to the December 7, 2005 purchase agreement. In February 2008 the debenture holder extended the maturity date of this debenture to May 2009

For the fiscal year ended May 31, 2010 net proceeds from related party loans totaled to approximately $17,820. The net total of financing activities for the year ended May 31, 2010 was approximately $52,820.

FUTURE PLAN OF OPERATIONS

Since 2007 and through 2010, the U.S. credit markets began to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities. These problems led to a dramatic and prolonged slow-down in residential housing market transactions in the U.S.

In response to the downturn in the U.S. housing market the Company has increased its focus on the western Canadian housing market by expanding its marketing and project base and has initiated technology cooperation with a leading security surveillance group in the Republic of Turkey for market development in Turkey and the middle East. This effort continued through the fiscal year ending May 31, 2010.

The Company is actively evaluating opportunities to expand its business activities through both vertical expansion within the Company’s current green building, home automation and energy conservation sectors and horizontally within related sectors including housing and power generation. The western Canadian housing market, and in particular, the southwestern British Columbia housing market has been significantly less impacted than the U.S. market and the opportunities for the Company’s products and services have been less negatively affected.

The far eastern European and west Asian areas of Turkey are experiencing a housing boom, supported by Middle Eastern oil revenues, that has remained buoyant through the ongoing global credit crisis. The Company has historical ties to this area and plans to continue to pursuing technology cooperation and marketing activities within Turkey and the Middle East.

Cash flow from ongoing MCM business activities, the sale of residual home décor inventory combined with loans from related parties are estimated to be sufficient to sustain the current level of operations and planned activities through to the end of the current fiscal year.

OFF BALANCE-SHEET ARRANGEMENTS

During the year ended May 31, 2010 the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a) of the SEC's Regulation S-K.

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit facility because borrowings under the facility are variable rate borrowings.  At the current time all of the borrowings under our credit agreements accrue interest at the Prime Rate plus applicable margins. Assuming that the balance on our line of credit as of May 31, 2010, was the same throughout the entire year, each 1.0% increase in the prime interest rate on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $3,380 per year.

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

MCM’s and Cardinal Points’ cash balances consist of Canadian Dollars and U.S. Dollars. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments.  For the period ended May 31, 2010, the Company purchased goods and services of approximately $96,000 for sale in Canadian dollars. During the 12 month period June 1, 2009 through May 31, 2010, the US dollar to Canadian Dollar exchange rate has varied from a low of 0.8582 on July 9, 2009 to a high of 1.0034 on April 22, 2010. Assuming that the majority of the goods and services were priced in U.S. dollars at their point of origin and that the goods and services were purchased at the extremes of the observed swing in the U.S. Dollar exchange rate against the Canadian Dollar, with all other variables held constant in shift of approximately CAD 13,940 in the cost of goods and services would be realized.

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

The fluctuation in the exchange rates resulted in foreign currency translation gains reflected in comprehensive loss in stockholders’ equity of $8,684 for the year ended May 31, 2010.  Future changes in the value of the U.S. dollar to Canadian dollar could have a material impact on our financial position.

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

/S/ Chisholm Bierwolf, Nilson, & Morrill, LLC

Chisholm Bierwolf, Nilson, & Morrill, LLC

Bountiful, Utah

September 10, 2009

INTELLIGENT LIVING CORP.
CONSOLIDATED BALANCE SHEETS
	May 31,	May, 31
	2010	2009
ASSETS		(Restated)
CURRENT ASSETS
Cash	$3,931	$3,022
Accounts Receivable	14,673	39,715
Prepaid expenses	3,921	5,760
Inventory	64,486	65,317
Employee expense advances	-	2,626
GST/PST tax refundable (payable)	196	-
TOTAL CURRENT ASSETS	87,207	116,440

PROPERTY & EQUIPMENT, NET	39,463	85,450

OTHER ASSETS
Deposits	849	820
Goodwill MCM	242,048	241,329
Other assets	14,469	13,974
TOTAL OTHER ASSETS	257,366	256,123
TOTAL ASSETS	$384,036	$458,013

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Line of Credit	$45,268	$46,974
Accounts payable (restated)	96,298	106,509
Accrued liabilities	8,582	22,701
Accrued interest	257,582	192,092
Short Term Note	960,267	101,275
Short Term Note - Related Party	375,769	345,802
TOTAL CURRENT LIABILITIES	1,743,766	815,353

LONG-TERM LIABILITIES
Debentures	-	1,010,007
TOTAL LONG TERM LIABILITIES	-	1,010,007
TOTAL LIABILITIES	$1,743,766	$1,825,360

STOCKHOLDERS' (DEFICIT)
Common stock, 800,000,000 shares authorized, $0.001 par value; 61,580,917 and 49,336,724 issued and outstanding in 2010 and 2009 respectively	61,580	49,336
Additional paid in capital	12,755,111	12,539,355
Accumulated deficit (restated)	(14,113,322)	(13,901,623)
Accumulated other comp income/(loss)	(63,099)	(54,415)
TOTAL STOCKHOLDERS' (DEFICIT)	(1,359,730)	$(1,367,347)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$384,036	$458,013

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Year Ending May 31
	2010	2009

Revenues continuing operations
Intelligent Home: Equipment & Services	$234,419	$233,931
Cost of revenues
Intelligent Home: Equipment & Services	93,940	106,753
Gross profit	140,479	127,178

Expenses
Selling expense	1,347	2,264
Salaries	63,593	93,178
Depreciation	29,751	27,546
Office & Admin	98,473	108,621
TOTAL OPERATING EXPENSES	193,164	231,609

Gain (loss) from continuing operations	(52,685)	(104,431)

Other income (expense)
Accretion Beneficial Conversion and Fee Discount	(41,301)	(60,737)
Interest expense	(87,723)	(119,510)
TOTAL OTHER INCOME (EXPENSE)	(129,024)	(180,247)

Net loss from continuing operations before income tax	(181,709)	(284,678)
Provision for income tax	-	-
Net loss from continuing operations	$(181,709)	$(284,678)

Loss on discontinued operations - net of Income tax	(29,990)	(79,117)
Provision for income tax	-	-
Loss on discontinued operations	(29,990)	(79,117)

Net loss	$(211,699)	$(363,795)
LOSS PER SHARE BASIC AND DILUTED
Loss per share from continuing operations	(0.00)	(0.01)
Loss per share from discontinued operations	(0.00)	(0.00)
Net Loss per share	(0.00)	(0.01)
Weighted average number of common stock shares outstanding, basic and diluted	57,588,352	29,461,195

Net loss	$(211,699)	$(363,795)
Other comprehensive income
Foreign currency translation gain (loss)	(8,684)	7,342

Comprehensive loss	$(220,383)	$(356,453)

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
					Accumulated
	Common Stock				Other	Total
	Number		Additional	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Deficit
Balance, May 31, 2008	975,980	$976	$10,938,061	$(13,776,661)	$(61,757)	$(2,899,381)
Adjustment to accumulated deficit				238,833		238,833
Balance May 31, 2008 as adjusted	975,980	976	10,938,061	(13,537,828)	(61,757)	(2,660,548)

Stock issued for conversion of debt at an average of
$0.035 per share	43,638,275	43,638	1,500,303			1,543,941
Stock issued for conversion of debt at an average of
$0.021 per share	4,722,218	4,722	93,278			98,000
Imputed interest on shareholder loan			7,713			7,713
Net loss for the year ended May 31, 2009				(363,795)		(363,795)
Foreign currency translation gain (loss)					7,342	7,342
Balance, May 31, 2009 (restated)	49,336,473	$49,336	$12,539,355	$(13,901,623)	$(54,415)	$(1,367,347)
stock issued for conversion of debt at an average of
$0.02 per share	12,244,444	12,244	215,756			228,000
Net loss for the 12 months ended May 31,2010				(211,699)		(211,699)
Foreign currency translation gain (loss)					(8,684)	(8,684)
Balance, May 31, 2010	61,580,917	$61,580	$12,755,111	$(14,113,322)	$(63,099)	$(1,359,730)

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW
	12 Months Ended May 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(211,699)	$(363,795)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization of debt discount	41,302	60,735
Depreciation	47,883	52,122
Imputed Interest	-	7,716
Decrease (increase), net of acquisition, in:
Accounts receivable	26,196	(1,644)
Prepaid expenses	1,839	(1,594)
Inventory	3,120	(11,151)
Increase (decrease), net of acquisition, in:
Accrued liabilities and interest	65,527	101,862
Employee advance receivable	(2,626)	-
Accounts payable	(11,520)	8,575
GST tax refundable	196	83
Line of Credit	(3,346)	(3,710)
Net cash used in operating activities	(43,127)	(150,801)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of loans	35,000	14,661
Proceeds from loans, related party	18,960	121,879
Repayment of loans, related party	(1,240)	(572)
Net cash provided by financing activities	52,720	137,112

Net increase (decrease) in cash	9,593	(13,689)

Foreign currency translation gain (loss)	(8,684)	7,342

Cash, beginning of period	3,022	9,369

Cash, end of period	$3,931	$3,022

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$24,108	$19,750
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock Issued for Accrued liabilities	$-	$200,000
Common stock issued for debt and interest	$228,000	$1,441,941
Accrued liabilities converted to notes payable	$-	$36,027

The accompanying notes are an integral part of these consolidated financial statements

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2010

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Intelligent Living Corp (“ILC”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998. Through its wholly owned subsidiary MCM Integrated Technologies, Ltd. (“MCM”) the Company specializes in designing, supplying, installing, upgrading and servicing home automation solutions, energy use monitoring and conservation systems including: structured wiring, security and access control systems, lighting, HVAC and environmental controls, energy use monitoring and reduction systems and distributed audio/video systems. The Company offers both wired and wireless technology for single and multi unit new construction and existing buildings, using both traditional component and Windows 7 Media Center based systems. Income is derived from both equipment sales and the provision of installation, repair and maintenance services. Customers include technology consumers, residential home owners, developers and builders of single family and multi-unit developments and commercial businesses.

The Company previously engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In July 2006, as a result of a breach of the Company’s exclusivity agreement with its principal supplier by its principal supplier and other production related issues the board of directors began an evaluation of alternative business models and opportunities. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process continued through the year ended May 31, 2010. Liquidation of the Company’s home décor inventory has been slower than expected principally as a result of the slowdown of the US economy, dating of the Company’s home décor inventory and competition from suppliers of similar product to the home décor wholesale market.

Results from ongoing operations reported for the year ending May 31, 2009 and 2010 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include the costs of liquidating inventory, renting warehouse space for surplus office equipment and furniture, legal and professional time related to eliminating and reducing liabilities associated with discontinued operations and pursuing legal recourse against the Company’s home décor supplier,.

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

Accounts Receivable

The Company carries its accounts receivable at net realizable value. Because of the small customer base, direct contact with customers and relatively small number of transactions, the Company uses the direct write off method to account for doubtful accounts. The Company estimates bad debt based on management’s ongoing review and assessment of accounts and creation of reserves for the full amount of doubtful accounts.  At May 31, 2010 and 2009, there were accounts receivable allowances of $28,749 and $27,764 respectively.

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2010

Advertising and Marketing Expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company incurred advertising and marketing expenses of $1,347 and $2,264 for the years ending May 31, 2010 and 2009 respectively.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.  At May 31, 2010 and 2009, the Company did not have cash equivalents.

Commitments and Contingencies

We record estimated commitments for future obligations and estimate contingencies when information is available that indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated.  When no accrual is made for a loss contingency because one or both of these conditions are not met, or if an exposure to loss exists in excess of the amount accrued, we disclose such contingencies when there is at least a reasonable possibility that a loss or an additional loss may have been incurred.  Determining the likelihood of incurring a liability and estimating the amount of the liability involves significant judgment.   If the outcome of the liability is more adverse to us than management currently expects, then we may have to record additional charges in the future.  See Note 8 for details on commitments and contingencies

Comprehensive Income

The Company accounts for Comprehensive Income in accordance with ASC Topic 220. ASC Topic 220 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. For the year ending May 31, 2010 the Company reported a comprehensive loss of $8,684 resulting from the conversion of Canadian dollar subsidiaries into US dollars. For the year ending May 31, 2010 the accumulated comprehensive loss due to the conversion of Canadian dollar subsidiaries into US dollars was $63,099.

Costs Associated with Exit or Disposal Activities

The Company accounts for exit or disposal activities in accordance with  ASC Topic 220 [pre codification SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”] ASC 220 establishes standards for the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. There has been no impact on the Company’s financial position or results of operations from adopting ASC 220.

Earnings per Share

The Company has adopted ASC 260 “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of common shares outstanding.   Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2010

	For the Year Ended May 31,
(in thousands)	2010	2009
Gain (Loss) from continuing operations	$(181.7)	$(284.7)
Gain (Loss) from discontinued operations	(30.0)	(79.1)
Net gain (loss) income	$(211.7)	$(363.8)

Weighted average shares outstanding:

basic and dilutive	57,588,352	29,461,195
Effect of dilutive securities:
stock options and warrants	—	—
Convertible notes	—	—
diluted	57,588,352	29,461,195

Gain (Loss) per share from continuing operations: basic and diluted	$(0.00)	$(0.01)
Gain (Loss) per share from discontinued operations: basic and diluted	$(0.00)	$(0.00)
Net (loss) income per share: basic and diluted	$(0.00)	$(0.01)

The following potential common shares have been excluded from the computation of diluted net income per share for the years ended May 31, 2010 and 2009 because their inclusion would have been antidilutive:

	For the Year Ended May 31, 2010	For the Year Ended May 31, 2009
Outstanding common stock options and warrants	Nil	Nil
Convertible notes	329,127,353	177,813,670

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

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2010

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

As shown in the accompanying financial statements, at May 31, 2010 the Company has an accumulated deficit of $14,113,322, and current liabilities in excess of current assets by $1,656,559. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  Other than a reserve for the full book value of home décor assets ($99,976) and an accounts receivable reserve ($28,749), the financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Commencing in July 2006 and continuing through the year ended May 31, 2010 management has systematically continued to phase out of the home décor sector. Commencing in Q3 2007 the Company began reporting all home décor activity under the category of discontinued operations. In December 2006 the Company moved into the home automation sector with the acquisition of MCM Integrated Technologies. The transition has substantially reduced the Company’s financial obligations with respect to overheads, cost of inventory, cost of sales and need for support services. As a result of this acquisition, the Company recorded positive operating income due to ongoing activities for the year ended May 31, 2007 and a loss on ongoing activities for the years ended May 31, 2008 through 2010.

Goodwill

Goodwill is calculated as the excess of the fair value of consideration paid over the fair value of tangible and intangible assets acquired and liabilities assumed. Goodwill will be tested for impairment annually according to ASC 350-20. An impairment test would also be performed in any period in which events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment would be recognized at that time, to the extent that the carrying amount exceeds the undiscounted future net cash flows expected from its use. The Company recorded goodwill in the amount of $242,048 related to the acquisition of MCM Integrated Technologies, Ltd. Management reviewed Goodwill and found that there was no impairment for the year ended May 31, 2010 and no expense has been recognized. (see Note 11).

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

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2010

When we determine that the carrying value of goodwill and indefinite life intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

Inventory

The Company has adopted ASC 330: Inventory at May 31, 2010 and May 31, 2009 consisted of a variety of home automation equipment and home décor products. Home décor inventories are recorded using the specific identification method and valued at the lower of recorded cost or market value. Home automation inventory consisting of manufactured products is recorded using the first in first out method and valued at the lower of recorded cost or market value. On May 31, 2008 the Company began recognizing a reserve for potential inventory obsolescence. The recorded cost of inventory was $164,462 at May 31, 2010, and $161,867 at May 31, 2009. Reserves of $99,976 at May 31, 2010 and $96,550 at May 31, 2009 were recorded to cover the full recorded cost of home décor product. There were no reserves recorded for home automation inventory for the year ended May 31, 2010.

Inventory	May 31 2010	May 31 2009
	Recorded Cost
Home automation equipment	$64,486	$65,317
Home décor products	$99,976	$96,550
Total Recorded Cost	$164,462	$161,867
	Reserve
Home automation equipment	-	-
Home décor products	$99,976	$96,550
	Net of Reserve
Total Inventory net of reserve	$64,486	$65,317

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company transactions and balances have been eliminated in consolidation.  References herein to the Company include the Company and its subsidiaries, unless the context otherwise requires.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years (see note 3). Property and Equipment held by MCM are pledged as security for the Company’s line of credit.

Provision for Taxes

We account for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that we recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intra-period Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2010

20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. We would recognize interest and penalties related to unrecognized tax benefits in income tax expense.

At May 31, 2010, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $3,200,000 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at May 31, 2010.  The significant components of the deferred tax asset at May 31, 2010 and May 31, 2009 were as follows:

	May 31, 2010	May 31, 2009
Net operating loss carry forward	$11,719,000	$11,507,000
Deferred tax asset -NOL	$3,984,500	$3,912,000
Deferred tax asset valuation allowance	$(3,984,500)	$(3,912,000)
Net deferred tax asset	$-	$-

At May 31, 2010, the Company had net operating loss carryforwards of approximately $11,719,000 which expire in the years 2020 through 2028. The change in the allowance account from May 31, 2009 to May 31, 2010 was $72,000.

The components of current income tax expense as of May 31, 2009 and 2008 respectively are as follows:

	As of May 31,
	2010	2009
Current federal tax expense	$-	$-
Current state tax expense	$-	$-
Change in NOL benefits	$72,000	$123,700
Change in valuation allowance	$(72,000)	$(123,700)
Income tax expense	$-	$-

At December 31, 2010, we did not record any liabilities for uncertain tax positions.

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

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2010

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property and equipment for purposes of computing depreciation are three to seven years. The following is a summary of property, equipment, and accumulated depreciation:

Property and Equipment	May 31, 2010	May 31, 2009
Computer hardware and software	$821,608	$820,065
Furniture and fixtures, vehicles, leaseholds	324,834	313,708
Book Value of Property and equipment	1,146,442	1,133,773
Less accumulated depreciation	(1,106,974)	(1,048,323)
Property and equipment - net	$39,463	$85,450

The total depreciation expenses for the year ended May 31, 2010 and 2009 were $47,883 and $52,122 respectively. For the year ended May 31, 2010 and 2009 depreciation expenses on continuing operations were $29,751 and $27,546 respectively and on discontinued operations were $18,132 and $24,576 respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 – COMMON STOCK

During the year ended May 31, 2010, the Company issued 12,244,444 shares of common stock for conversion of debentures valued at $228,000.

During the year ended May 31, 2009 the Company issued 7,450,000 shares of common stock for services valued at $200,000, 36,188,275 shares of common stock for debt and accrued interest valued at $1,343,941 and 4,722,218 shares of common stock for conversion of debenture debt valued at $98,000.

All stock issued was valued based on the fair market value.  On September 28, 2008 the Company executed a 1 for 500 reverse split of the Company’s common stock. The stock split has been retroactively restated in these financial statements.

NOTE 5 – WARRANTS

During the years ended May 31, 2010 and 2009 the Company did not issue any new common stock warrants. Additionally, no warrants were exercised, and all warrants previously granted expired in June 2008. The following is a summary of the Company's common stock warrants:

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2010

	Number of shares Outstanding	Weighted average remaining contractual life	Weighted Average Exercise Price
Warrants outstanding and exercisable at May 31, 2008	5,333,333	1	$0.03
Warrants expired	5,333,333	-	0.03
Warrants granted	-	-	-
Warrants outstanding and exercisable at May 31, 2009	-	-	$-
Warrants expired	-	-	-
Warrants granted	-	-	-
Warrants outstanding and exercisable at May 31, 2010	-	-	$-

NOTE 6 – RELATED PARTIES (NOTES PAYABLE RELATED PARTY)

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

During the year ended May 31, 2010 the short term loans due to the Company’s officers increased by $29,967. The Company had short-term loans outstanding to corporate officers at May 31, 2010 in the amount of $375,769. They are unsecured, due on demand and bear interest at an average rate of 7.1%. Accrued interest to May 31, 2010 was $4,750. The total outstanding related party debt [principal plus accrued interest] for the period ended May 31, 2010 was $380,519.

The following table summarizes the position of notes, and amounts due to related parties at May 31, 2010 and May 31, 2009:

Related Parties	Principal Outstanding on May 31, 2010	Interest Accrued to May 31, 2010	Principal Outstanding on May 31, 2009	Interest Accrued to May 31, 2009
Short term notes	$375,769	4,750	345,802	2,876
Total	$375,769	4,750	345,802	2,876

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

For the year ending May 31, 2010 the Company did not have any lease or other long term commitments and management was not aware of any contingencies not already provided for. The Company currently rents office, warehouse, storage and demonstration space in Vancouver and demonstration space in Phoenix on a month-to-month basis. This arrangement is expected to continue for the foreseeable future.

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2010

NOTE 8 – CONCENTRATION OF CREDIT RISK

Cash

The Company maintains cash balances at two banks.  Accounts at each institution are insured by the Canadian Depository Insurance up to $60,000 in Canadian funds.  At May 31, 2010 and 2009, no account exceeded this limit.

NOTE 9 – THIRD PARTY NOTES AND DEBENTURES PAYABLE

During the twelve months ended May 31, 2009 the Company secured short term third party non-interest bearing funding for continuing operations in the amount $14,661.  Total outstanding short term third party non-interest bearing funding outstanding at May 31, 2009 was $26,275

During the twelve months ended May 31, 2010, the third party short term non-interest bearing notes increased by $35,684. The total principal outstanding on May 31, 2010 was $61,959.

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

In the 12 months ended May 31, 2010 the Company converted $228,000 of debenture principal into 12,244,444 shares of the Company’s common stock.

The following table summarizes the outstanding principal and discounts associated with debentures and principal amounts of notes outstanding at May 31, 2010.

Debentures			Notes	Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	End of Period Balance Sheet Amount
$912,253	$13,945	$898,308	$61,959	$960,267

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2010

The principal and accrued interest on notes and debentures as at May 31, 2010 are summarized in the following table:

Notes and Debentures	Principal Amount at May 31, 2010	Weighted Average Interest Rate		Accrued Interest to May 31, 2010
Third Party Notes	$61,959	nil	$	nil
Third Party Debentures	912,253	6.4%		252,832
Total	$974,212	6.0%		$252,832

Principal payments on notes and debentures payable in the years ending May 31, 2010 through 2014 are as follows:

Fiscal Year	Principal	Discount as applicable to debenture portion of principal	Balance Sheet
2010	$136,959		$136,959
2011	$837,253	$13,945	$823,308
2012	-	-	-
2013	-	-	-
2014	-	-	-
Total	$974,212	13,945	$960,267

NOTE 10 – DISCONTINUED OPERATIONS

At May 31, 2010, assets and liabilities from discontinued operations consisted of:

Description	May 31, 2010

Inventory net of reserve	$-
Accounts receivable remaining from discontinued operations	2,097
Total assets related to discontinued operations	2,097
Total liabilities related to discontinued operations	$-

At May 31, 2010 the Company continued to retain a reserve against the full recorded cost of residual inventory. The value of the reserve on May 31, 2010 was $99,976. The Company continues to believe that partial recovery of the inventory reserve can be realized on disposal and that outstanding accounts receivable are collectable.

The loss from discontinued operations, recorded for the year ended May 31, 2010, include the costs of liquidating inventory, renting temporary warehouse space for office furniture and equipment, legal, and professional time related to eliminating and reducing liabilities associated with discontinued operations and depreciation.

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Accounting Standards Codification Topic 810 (ASC Topic 810) “Accounting for Transfers of Financial Assets”.  Topic 810 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2010

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

NOTE 12 – RESTATEMENT

The presentation of certain amounts for previous periods has been reclassified to conform to the presentation adopted for the current period. For the years ended May 31, 2007 through 2009 pursuant to SFAS 144(42), ASC 205-20-45 and ASC 205-20-45-6 the Company reported accrued interest and accretion of beneficial conversion features and fee discount of certain debentures associated with discontinued operations inventory financing as a component of disposal expenses reported in the line item discontinued operations. The Company believes that the element of time has affected the Company’s expectation to be repaid as a result of the disposal operations, and has determined to change the accounting treatment of interest and amortization expenses on the debentures starting with the May 31, 2010 annual report. The reclassification for the year ended May 31, 2009 is presented in the following table:

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2010

	For the year ended
Income Statement Item	May 31, 2009 10K filed September 14, 2009	May 31, 2009 10K filed September 14, 2010
Accretion of beneficial conversion and fee discount	-	$60,737
Interest Expense	$19,750	$119,510
Discontinued Operations	$239,614	$79,117

The Company recorded a minority interest investment in a company called Steamcast Networks at cost and certain historical accounts payable items in its financial statements for the years ended May 31, 2008 and 2009. In reviewing impairment of the investment in Streamcast Networks as at May 31, 2010 management became aware that the company filed for Chapter 7 Bankruptcy in April of 2008. The value of this investment was written off against accumulated deficit effective May 31, 2008 and the comparative financial statements for May 31, 2009 were adjusted to reflect this change.

Management reviewed the Company’s historical accounts payable and determined that certain amounts are no longer legal obligations of the Company, no longer meet the definition of a liability for financial reporting purposes, or were accrued for services not received by the Company. Management determined the accrued amounts should have been written off in periods prior to May 31, 2009, therefore, an adjustment to the accumulated deficit as of May 31, 2009 has been made. The following accumulated deficit adjustment represents less than 2% of the accumulated deficit and is not judged to be material.

Balance Sheet Item	May 31, 2009 10K filed September 14, 2009	May 31, 2009 10K filed September 14, 2010	Change in Position
Investment	$36,635	-	($36,635)
Total Current Assets	$153,075	$116,440	($36,635)
Total Assets	$494,648	$458,013	($36,635)
Accounts Payable	$381,977	$106,509	($275,468)
Total Current Liabilities	$1,090,821	$815,353	($275,468)
Total Liabilities	$2,100,828	$1,825,360	($275,468)
Accumulated Deficit	($14,140,456)	($13,901,623)	$238,833
Total Stockholders Deficit	($1,606,180)	($1,367,347)	$238,833
Total Liabilities and Stockholders’ Deficit	$494,648	$458,013	($36,635)

ITEM 9.

CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On August 30, 2010, Chisholm, Bierwolf, Nilson & Morrill, LLC (CBNM) notified the Company that effective as of that date, the firm was not going to stand for re-election as its independent auditor.  Effective the same date, the Company appointed Mark Bailey & Company, Ltd. as its new auditor and the decision to change the auditor was approved by the Company's Board of Directors.

CBNM issued its auditor’s report on the Company's financial statements for the year ended May 31, 2009 and 2008, which included an explanatory paragraph as to the Company’s ability to continue as a going concern.

Other than the going concern uncertainty described above, CBNM’s audit report on the Company’s financial statements for the years ended May 31, 2009 and 2008 did not contain an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended May 31, 2009 and 2008 and any subsequent interim period through August 30, 2010, the date of resignation of CBNM, there were no disagreements with CBNM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to CBNM’s satisfaction, would have caused CBNM to make reference to the subject matter of the disagreements in connection with their report on the Company’s consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(l)(v) of Regulation S-K.

During the year ended May 31, 2009 and through the date of the Company’s decision, the Company did not consult Mark Bailey & Company, Ltd. with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matter or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A(T).

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of May 31, 2010. Based on that evaluation the Chief Executive and Principal Financial Officer has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not  effective for the reasons stated below.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this report have been prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of May 31, 2010 based on the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework.

Based upon its evaluation, our management concluded that there was a material weakness in our internal control over financial reporting as of May 31, 2010. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness related to the lack of monitoring or review of work performed by our management and lack of segregation of duties.  As of May 31, 2010, in the preparation of audited financial statements, footnotes and financial data, all of our financial reporting was carried out solely by our chief financial and accounting officer and we did not have an audit committee to monitor and review the work performed. The lack of segregation of duties resulted from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during fourth quarter of the period covered by this yearly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

ITEM 9B.

OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of September 11, 2010 are as follows:

NAME	AGE	POSITION
Michael F. Holloran	62	President, CEO and Director
Murat Erbatur	60	COO, Director

MICHAEL F. HOLLORAN, PRESIDENT AND CEO

Michael Holloran was elected a director and accepted the position of President & CEO of ILC in 2000. He brings to ILC a wealth of senior management experience spanning 36 years, including 22 years with the Beak International Group and long-term involvement spearheading strategic corporate expansion into key international markets, primarily within Southeast Asia. He has served as a technical advisor to the Asian Development Bank, the governments of Indonesia, Malaysia and the Philippines. He has held outside Directorships, Advisory Board and committee memberships at several prominent North American institutions. He has a Masters degree in Chemical and Environmental Engineering from McMaster University, a Bachelor of Science (Honors) degree in Applied Mathematics and Chemistry from the University of Waterloo and a Management Studies diploma from Sheridan College.

MURAT ERBATUR, DIRECTOR

Murat F. Erbatur was elected a director in February 2004 and accepted the position of COO in December 2006. Mr. Erbatur founded and is currently President and CEO of MCM Integrated Technologies Ltd and ScanTech Imaging Corp. MCM is one of the leading providers of information technology products and services. ScanTech Imaging Corp. is the market leader in fillable and linkable forms for the mutual fund industry. Mr. Erbatur has held the positions in MCM Integrated Technologies and Scantech Imaging Corp. for the past 14 years and 12 years respectively. Mr. Erbatur has spent most of his 35-year professional career in computers and their applications in technical and business environments. His career includes 11 years with Swan Wooster Engineering, three years as Vice President of Engineering Software Development Corp, two years as Director of Marketing with REBIS Industrial Work Group Software and six years with Simons International as Manager, Computer Applications.  Mr. Erbatur received a B.Sc. degree in Civil Engineering from Robert College (Istanbul, Turkey) in 1972 and a Masters degree in Engineering from University of British Columbia in 1973.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We believe that during the fiscal year ended May 31, 2010, Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were satisfied.

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form
Michael F. Holloran, President & CEO and Principal Financial Officer	0	0	0
Thomas A. Simons	0	0	0
Murat Erbatur, COO	0	0	0

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual compensation for services in all capacities to us for the years ended May 31, 2010 and 2009:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards [issued and pending] ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation (s) (i)	Total ($) (j)
M Holloran	2010	$0	$0	$0	$0	$0	$0	$0	$0
	2009	$0	$0	$0	$0	$0	$0	$0	$0
M Erbatur	2010	$0	$0	$0	$0	$0	$0	$0	$0
	2009	$0	$0	$0	$0	$0	$0	$0	$0

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No options/SARs were granted in the fiscal year ended May 31, 2010.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

No officer or Director hold or exercised any options in the fiscal year ended May 31, 2010.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 11, 2010, information concerning the beneficial ownership of the our Common Stock by (i) each person who is known by us to own beneficially more than 5% of our Common Stock, (ii) each of our directors and officers, and (iii) all of our directors and executive officers as a group.

Title of	Name and Address	Amount and Nature		% of
Class	of Beneficial Owner	of Beneficial Ownership		Class(1)

Common	Michael F. Holloran	7,875,570	Direct	11%
Stock	c/o Suite 221, 2323 Quebec St.
	Vancouver, B.C. V5T 4S7

	Thomas A. Simons	24,726,947	Direct	34%
	c/o Suite 221, 2323 Quebec St.
	Vancouver, B.C. V5T 4S7

	Murat Erbatur	60,000	Direct	<1%
	c/o Suite 221, 2323 Quebec St.
	Vancouver, B.C. V5T 4S7

	All officers and directors
	as a Group (2 persons)	7,935,570 shares		11%

(1)

Percentage ownership based on 72,081,168 shares issued and outstanding.

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

Except for the transactions described below, none of our directors, senior officers or principal shareholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction, since the beginning of the fiscal year ended May 31, 2010, or in any proposed transactions, in which such person had or is to have a direct or indirect material interest.

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

During the year ended May 31, 2009, the Company’s CEO loaned the Company $18,261 and the Company’s COO loaned the Company $103,618 which are uncollateralized and due on demand. The Company repaid $572 in principal to the Company’s CEO and $19,750 in interest to its COO in cash, accrued $9,385 of interest on related party loans and recorded an expense to Paid in Capital of $7,716 on subscription deposit imputed interest. The Company converted $1,119,883 in loans, subscription deposit and debenture principal and paid $144,058 of accrued interest in restricted common shares to Mr. Simons and transferred $300,000 of principal and $26,773 of accrued interest due Mr. Simons to a third party debenture during the year ended May 31, 2009. All share issuances were at fair market value on the date of issuance.

During the year ended May 31, 2010, the Company’s CEO loaned the Company $19,054 which was uncollateralized and due on demand. The Company repaid $1,250 to its COO in cash during the year ended May 31, 2010.

Total outstanding related party debt (principal plus accrued interest) for the year ended May 31, 2010 was $380,519.

The Company shares office space and administrative costs in Vancouver with ScanTech Imaging Corp. (ScanTech”), a company controlled by Murat Erbatur. The Company provides technical consulting services to ScanTech on an as required basis. For the year ended May 31, 2010 the total value of services provided was $59,774.

Director Independence

The Company’s Board of Directors has determined that none of its directors are independent based on the standards for director independence for the NYSE Amex Equities.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)

Audit related fees for audit Year ended May 31, 2010: $14,500

(2)

Audit related fees for audit Year ended May 31, 2009: $14,500

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

1. Report of Independent Registered Public Accounting Firm

2. Consolidated Balance Sheets

3. Consolidated Statements of Operations and Other Comprehensive Loss

4. Consolidated Statements of Cash Flows

5. Condensed Notes to the Consolidated Financial Statements

(b) The following Exhibits are filed by attachment to this Annual Report on Form 10-K:

EXHIBIT
NUMBER	DESCRIPTION
23.1	Consent of Mark Bailey & Co Ltd.
23.2	Consent of Chisholm, Bierwolf, Nilson & Morrill.
31	Certification of Michael F. Holloran Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002, filed herewith.
32	Certification of Michael F. Holloran Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filings set forth below:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation	3.1 in Form 10-SB dated Feb 2, 1999
3.11	By-Laws	3.11 in Form 10-SB dated Feb 2, 1999
3.2	Certificate of Amendment	3.2 in Form 10K/A dated August 18, 2010
4.2	Form of 12% Convertible debenture	4.2 in Form 10-KSB dated Aug 21, 2001
4.3	Form of Stock Purchase Warrant	4.3 in Form 10-KSB dated Aug 21, 2001
4.4	Stock Purchase Agreement, between	4.4 in Form SB-2 dated May 17, 2002
Company and IFG Private Equity LLC
4.5	Commitment Warrant to IFG	4.5 in Form SB-2 dated May 17, 2002
Private Equity LLC
4.6	Registration Rights Agreement, between	4.6 in Form SB-2 dated May 17, 2002
Company and IFG Private Equity LLC
4.7	1998 Directors' & Officers' Stock Option Plan	99.1 in Form S-8 dated Feb 29, 1999
4.8	1999 Stock Option Plan	99.2 in Form S-8 dated Feb 29, 1999
4.9	2001 Stock Option Plan	4.7 in Form S-8 filed November 27, 2001
4.10	2003 Stock Option Plan	4.8 in Form S-8 filed October 25, 2002
4.11	2005 Stock Option Plan	4.8 in Form S-8 filed July 28, 2005
4.12	2006 Stock Option Plan	4.8 in Form S-8 filed April 28, 2006
4.13	2007 Stock Option Plan	4.8 in Form S-8 filed April 13, 2007
10.3	M. Page-Consulting Agreement	10.3 in Form 10-SB dated Feb 2, 1999
10.4	C. Parfitt-Consulting Agreement	10.4 in Form 10-SB dated Feb 2, 1999
10.6	Office lease dated Aug 27, 1998	10.6 in Form 10-SB dated Apr 21, 1999
10.7	Office lease dated Dec 22, 1998	10.7 in Form 10-SB dated Apr 21, 1999
10.8	Wolnosc International-Consulting Agreement	10.8 in Form 10-SB dated Aug 29, 2000
10.9	Office lease dated Jan 1, 2000	10.9 in Form 10-SB dated Aug 29, 2000
10.10	Capital Lease Agreement	10.10 in Form 10-SB dated Aug 29, 2000
10.11	Michael F. Holloran - Consulting Agreement	10.11 in Form 10-KSB dated Aug 21, 2001
10.12	Sublease Agreement of Company's offices dated August 7, 2001	10.12 in Form 10-QSB dated Oct 15, 2001
10.13	Addendum to the Sublease dated August 22, 2001	10.13 in Form 10-QSB dated Oct 15, 2001
10.14	Paul Morford Consulting Agreement	10.14 in Form 10-QSB dated Oct 15,
2001
10.15	8% Secured Convertible Promissory	4.7 in Form 8-K dated January 4,
	Note due December 31, 2006	2005
10.16	Securities Purchase Agreement, dated	10.15 in Form 8-K dated January 13,
	December 7, 2005, by and among the	2006
Company and the holders of the Company’s
6% Convertible Debentures, with the form
of Debenture attached
10.17	Registration Rights Agreement, dated	10.16 in Form 8-K dated January 13, 2006
December 7, 2005, by and among the
Company and the Holders of the 6%
Convertible Debentures
10.18	Walther-Glas Investment Agreement	10.16 Form 10-KSB/A2 dated July 18, 2008
10.19	Agreement and Plan of Reorganization	10.18 in Form 8-K dated Dec 15, 2006
21	List of Subsidiaries	21 in Form 10-SB dated Aug 29, 2000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf the undersigned, thereto duly authorized.

Dated:   September 14, 2010

               Intelligent Living Corp

               By:  /s/ Michael F. Holloran

                    ________________________

                    Michael F. Holloran,

                    President, Chief Executive Officer, Principal Financial and Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 14, 2010.

     SIGNATURE                              CAPACITY

________________________________________________________________________

/s/  Michael F. Holloran

President, Chief Executive Officer, Principal Financial and Accounting Officer and Director

_____________________

     Michael F. Holloran

/s/  Murat Erbatur

_____________________

Chief Operating Officer and Director

     Murat Erbatur