Form 10-Q
period 2010-08-31
Intelligent Living Corp
filed 2010-10-20
CIK 1073362

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

As of August 31, 2010, the registrant had outstanding 78,080,917 shares of its $.001 par value Common Stock.

Transitional Small Business Disclosure Format: Yes☐  No ☑

INTELLIGENT LIVING CORP.

FORM 10Q

For the Quarterly period ended August 31, 2010

TABLE OF CONTENTS

Page

PART I

FINANCIAL  INFORMATION

3

ITEM 1

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets as of August 31, 2010 (Unaudited) and May 31, 2009

3

Consolidated Statements of Operations for the Three Months ended August 31, 2010 and 2009  (Unaudited)

4

Consolidated Statements of Cash Flows for the Three Months ended August 31, 2010 and 2009 (Unaudited)

5

Condensed Notes to Consolidated Interim Financial Statements

6

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of

Continuing and Future Plan of Operation

11

ITEM 3

Quantitative and Qualitative Disclosures about Market Risk

16

ITEM 4T

Controls and Procedures

17

PART II

OTHER INFORMATION

18

ITEM 1

Legal Proceedings

18

ITEM 1A

Risk Factors

18

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

18

ITEM 3

Defaults upon Senior Securities

18

ITEM 4

Submission of Matters to a Vote of Security Holders

18

ITEM 5

Other Information

18

ITEM 6

Exhibits

18

SIGNATURE PAGE

19

PART  I.  FINANCIAL  INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTELLIGENT LIVING CORP.
CONSOLIDATED BALANCE SHEETS
	August 31	May 31
	2010	2010
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$3,509	$3,931
Accounts Receivable	65,106	14,673
Prepaid expenses	3,926	3,921
Inventory	55,068	64,486
GST/PST tax refundable	253	196
TOTAL CURRENT ASSETS	127,862	87,207

PROPERTY & EQUIPMENT, NET	40,122	39,463

OTHER ASSETS
Deposits	-	849
Goodwill MCM	242,074	242,048
Other assets	14,488	14,469
TOTAL OTHER ASSETS	256,562	257,366
TOTAL ASSETS	$424,546	$384,036

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Bank Line of Credit	50,302	45,268
Accounts payable	99,315	96,298
Accrued liabilities	16,908	8,582
Accrued interest	272,681	257,582
Short Term Note	882,264	960,267
Short Term Note - Related Parties	378,161	375,769
TOTAL CURRENT LIABILITIES	1,699,631	1,743,766

TOTAL LIABILITIES	1,699,631	1,743,766

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Common stock, 800,000,000 shares authorized, $0.001 par value; 78,080,917 and 61,580,917 issued and outstanding respectively
	78,080	61,580
Additional paid in capital	12,823,611	12,755,111
Accumulated (deficit)	(14,115,730)	(14,113,322)
Accumulated other comp (loss)	(61,046)	(63,099)
TOTAL STOCKHOLDERS' (DEFICIT)	(1,275,085)	(1,359,730)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$424,546	$384,036

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	3 months ending August 31
	2010	2009
	(unaudited)	(unaudited)
Revenues continuing operations
Intelligent Home: Equipment & Services	$108,474	$45,676

Cost of revenues
Intelligent Home: Equipment & Services	42,462	15,292

Gross profit	66,012	30,384

Expenses
Selling expense	34	1,064
Salaries	12,461	21,300
Depreciation	7,594	7,104
Office & Admin	23,310	28,969
TOTAL OPERATING EXPENSES	43,399	58,437

INCOME (LOSS) FROM OPERATIONS	22,613	(28,053)

Other income (expense)
Other income	17,568	-
Accretion Beneficial Conversion and Fee Discount	(6,972)	(10,089)
Interest expense	(20,388)	(23,017)
TOTAL OTHER (EXPENSE)	(9,792)	(33,106)

INCOME (LOSS) FROM CONTINUING OPERATIONS	12,821	(61,159)

(LOSS) FROM DISCONTINUED OPERATIONS	(15,229)	(8,861)

NET LOSS BEFORE INCOME TAX	(2,408)	(70,020)
INCOME TAX EXPENSE	-	-

NET LOSS	$(2,408)	$(70,020)
EARNINGS PER SHARE BASIC AND DILUTED
(Loss) income per share from continuing operations	0.00	(0.00)
(Loss) per share from discontinued operations	(0.00)	(0.00)
Net (Loss) per share	(0.00)	(0.00)
Weighted average number of common stock shares outstanding, basic and diluted	63,292,874	52,044,453
OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	2,053	(2,587)

COMPREHENSIVE (LOSS)	$(355)	$(72,607)

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW
	3 Months Ended August 31
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,408)	$(70,020)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization of debt discount	6,973	10,089
Depreciation	10,956	13,010
Decrease (increase), net of acquisition, in:
Accounts receivable	(50,433)	28,228
Prepaid expenses	(5)	393
Inventory	9,418	405
Increase (decrease), net of acquisition, in:
Accrued liabilities and accrued interest	23,404	10,773
Accounts payable	3,017	(27,560)
GST tax refundable	(57)	(163)
Net cash used in operating activities	865	(34,845)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used for purchases of fixed assets	(11,615)	-
Deposits	849	-
Net cash used in investing activities	(10,766)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Line of Credit	5,034	5,249
Proceeds from loans, related party	3,908	5,034
Repayment of loans, related party	(1,516)	-
Proceeds from loans	-	30,000

Net cash provided by financing activities	7,426	40,283
Net increase (decrease) in cash	(2,475)	5,438

Foreign currency translation gain (loss)	2,053	(2,587)

Cash, beginning of period	3,931	3,022
Cash, end of period	$3,509	$5,873

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$5,879	$5,489
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt	$85,000	$112,000

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010

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

Results from ongoing operations reported for the periods ending August 31, 2010 and 2009 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include the costs of liquidating inventory, renting warehouse space for surplus office equipment and furniture, depreciation, legal and professional time related to eliminating and reducing liabilities associated with discontinued operations and pursuing legal recourse against the Company’s home décor supplier.

The Company’s year-end is May 31.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended May 31, 2010. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010

(Unaudited)

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At August 31, 2010, the Company had a working capital deficit of approximately $1,571,769, an accumulated deficit of approximately $14,115,700 and historically has reported negative cash flows from consolidated operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

	For the Three Months Ended August 31,
(in thousands)	2010		2009
Gain (Loss) from continuing operations	$12.8	$	$(61.1)
Gain (Loss) from discontinued operations	(15.2)		(8.9)
Net gain (loss) income	$(2.4)	$	$(70.0)

Weighted average shares outstanding:

basic and dilutive	63,292,874		52,044,453
Effect of dilutive securities:
stock options	—		—
Convertible debt	—		—
diluted	63,292,874		52,044,453

Gain (Loss) per share from continuing operations: basic and diluted	$0.00	$	$(0.00)
Gain (Loss) per share from discontinued operations: basic and diluted	$(0.00)	$	$(0.00)
Net (loss) income per share: basic and diluted	$(0.00)	$	$(0.00)

The following potential common shares have been excluded from the computation of diluted net income per share for the quarters ended August 31, 2010 and 2009 because their inclusion would have been antidilutive:

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010

(Unaudited)

	For the Quarter Ended August 31, 2010	For the Quarter Ended August 31, 2009
Outstanding common stock options and warrants	Nil	Nil
Convertible debt	193,646,695	34,275,111

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

Recent Accounting Pronouncements

There have been no recently issued accounting pronouncements since the filing of the Company’s Form 10K on September 14, 2010 that are expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 3 - COMMON STOCK

During the quarter ended August 31, 2010 the Company issued 16,500,000 shares of its unregistered common stock for $85,000 of debt at an average price rounded to the nearest cent of $0.01 per share.

NOTE 4 – RELATED PARTIES

During the year ended May 31, 2010 the short term loans due to the Company’s officers increased by $29,967. The Company had short-term loans outstanding to corporate officers at May 31, 2010 in the amount of $375,769. They are unsecured, due on demand and bear interest at an average rate of 7.1%. Accrued interest to May 31, 2010 was $4,750.

During the three months ended August 31, 2010 the Company’s officers loaned the Company $3,908, which was uncollateralized and due on demand. The Company repaid the Company’s officers $1,516 of principal and $5,879 of interest in cash. Total outstanding related party debt [principal plus accrued interest] for the period ended August 31, 2010 and May 31, 2010 was respectively $383,501 and $380,519.

The following table summarizes the position of notes, and amounts due to related parties at August 31, 2010:

Related Parties	Principal Outstanding on Aug 31, 2010	Interest Accrued to Aug 31, 2010
Non-convertible short-term notes	$378,161	5,340
Total	$378,161	5,340

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010

(Unaudited)

The Company shares office space and administrative costs in Vancouver with ScanTech Imaging Corp. (“ScanTech”), a company controlled by Murat Erbatur the Company’s COO. The Company provides technical consulting services to ScanTech and Scan Tech’s clients on an as needed basis. For the period ended August 31, 2010 the total value of services provided was $19,654.

NOTE 5 – THIRD PARTY NOTES AND DEBENTURES PAYABLE

During the twelve months ended May 31, 2010, the third party non-interest bearing notes increased by $35,684. The total principal outstanding on May 31, 2010 was $61,959.

During the three months ended August 31, 2010 the Company converted $35,000 of third party note principal into 6,500,000 shares of common stock. The total third party note principal outstanding on August 31, 2010 was $26,984.

The Company also has outstanding convertible debentures. In the 12 months ended May 31, 2010 the Company converted $228,000 of debenture principal into 12,244,444 shares of the Company’s common stock. The debenture principal, debenture balance sheet liability net of discounts and accrued interest outstanding at May 31, 2010 was $912,253, $898,308 and $252,832 respectively.

During the three months ended August 31, 2010 the Company converted $50,000 of third party debenture principal into 10,000,000 shares of common stock.

The following table summarizes the outstanding principal and discounts associated with debentures and principal amounts of notes outstanding at August 31, 2010.

Debentures			Notes	Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	End of Period Balance Sheet Amount
$862,252	($6,972)	$855,280	$26,984	$882,264

The principal and accrued interest on notes and debentures as at August 31, 2010 are summarized in the following table:

Notes and Debentures	Principal Amount at Aug 31, 2010	Weighted Average Interest Rate		Accrued Interest to Aug 31, 2010
Third Party Notes	$26,984	nil	$	nil
Third Party Debentures	862,252	6.4%		272,681
Total	$889,236	6.0%		$272,681

Principal payments on notes and debentures payable in the years ending May 31, 2011 through 2015 are as follows:

Fiscal Year	Principal	Discount as applicable to debenture portion of principal	Balance Sheet
2011	$889,236	($6,972)	$882,264
2012
2013	-	-	-
2014	-	-	-
2015	-	-	-
Total	$889,236	($6,972)	$882,264

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010

(Unaudited)

NOTE 6 – DISCONTINUED OPERATIONS

At August 31, 2010 the Company continued to retain a reserve against the full recorded cost of discontinued operations inventory. The value of the reserve on August 31, 2010 was $100,100. The Company believes that limited recovery will be realized from the disposal of discontinued inventory. The Company plans to fully dispose of all remaining discontinued operations inventory not later than the close of the 2010 calendar year.

The loss from discontinued operations, recorded for the quarter ended August 31, 2010, include the costs of liquidating inventory, renting temporary warehouse space for office furniture and equipment, legal, and professional time associated with discontinued operations and depreciation.

At August 31, 2010, assets net of the inventory reserve and liabilities from discontinued operations were de minimis.

NOTE 7 – CHANGES IN PRESENTATION OF COMPARATIVE STATEMENTS

The presentation of certain amounts for previous periods has been reclassified to conform to the presentation adopted for the current period.

 INTELLIGENT LIVING CORP.

FORM 10-Q

For the Quarterly period ended August 31, 2010

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONTINUING AND FUTURE PLAN OF OPERATION

Cautionary Statement Regarding Forward-Looking Statements. This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: "believe", "expect", "estimate", "anticipate", "intend", "project" and similar expressions or words which, by their nature, refer to future events.

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

Results from ongoing operations reported for the 3 months ended August 31, 2010 and 2009 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include the costs of liquidating inventory, renting temporary warehouse space for equipment and furniture, legal and professional time associated with discontinued operations.

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

During the three month period June 1, 2010 through August 31, 2010, the US dollar to Canadian Dollar exchange rate has varied from a low of 0.9404 on July 6, 2009 to a high of 0.9855 on August 6, 2010. The closing exchange rate was 0.9500 and the average exchange rate over the 3 month period ended August 31, 2010 was 0.9613 resulting in comprehensive income of $2,053 for the period ended August 31, 2010.

Transactions with related parties

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

During the three months ended August 31, 2010 the Company’s CEO loaned the Company $3,908, which was uncollateralized and due on demand. The Company repaid the Company’s COO $1,516 of principal and $5,879 of interest in cash. Total outstanding related party debt [principal plus accrued interest] for the period ended August 31, 2010 and May 31, 2010 was respectively $383,501 and $380,519.

The Company shares office space and administrative costs in Vancouver with ScanTech Imaging Corp. (“ScanTech”), a company controlled by Murat Erbatur the Company’s COO. The Company provides technical consulting services to ScanTech and Scan Tech’s clients on an as needed basis. For the period ended August 31, 2010 the total value of services provided was $19,654.

RESULTS OF OPERATIONS – for the three months ended August 31, 2010 and August 31, 2009

For the 3 months ended August 31, 2010, revenues from continuing operations were $108,474 compared to $45,676 in the same period ending last year. These revenues are a result of the sale of smart home products and services.

For the 3 months ended August 31, 2010, gross profit was $66,012 compared to $30,384 in the same period in the prior year, an increase of 117%. Gross margin (gross profit as a percent of revenue) was 61%, compared to 67% for the same period in the prior year.

Operating expenses for the 3 months ending August 31, 2010 were $43,399 versus $58,437 for the same period in the prior year, a decrease of 26%.

The Company recorded an operating profit from continuing operations of $22,613for the period ending August 31, 2010 compared to a loss on operations of ($28,053) for the same period in the prior year.

Total other expenses for the three month period ending August 31, 2010 were $9,792 compared to $33,106 for the comparable period in the prior year, a decrease of 70%. The net profit from continuing operations for the three month period ending August 31, 2010 was 12,821 compared to a net loss of ($61,159) in the comparable period in the prior year.

During the 3 months ended August 31, 2010 the Company incurred expenses associated with its discontinued wholesale business. The net loss from discontinued operations was ($15,229) compared to a net loss of ($8,861) for the comparable period in the prior year, an increase of 72%.

The total net loss for the 3 months ended August 31, 2010 was ($2,408) compared to a total net loss of ($70,020) for the corresponding period in the prior year. The total net loss decreased 97% compared to the corresponding period in the prior year. A gain of $2,053 was realized as a result of foreign currency translation and the resulting comprehensive loss the period ending August 31, 2010 was $(355) compared to a loss of ($2,587) as a result of foreign currency translation and a comprehensive loss of ($72,607) for the corresponding period in the prior year. The comprehensive loss decreased approximately 99% compared to the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of August 31, 2010, our principal sources of liquidity included cash and cash equivalents, cash flow from our operating subsidiary, and shareholder and related party loans. At August 31, 2010, cash and cash equivalents totaled $3,509 compared to $3,931 at May 31, 2010. Our liquidity must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our stage of re-development.

The Company operates in both the U.S. and Canadian markets. The impact on the Canadian market as a result of the U.S. led downturn in the global economy was delayed and did not appear in strength until the beginning of calendar year 2008. While the U.S. and Canadian economies remain impaired compared to their pre summer 1998 levels, the Canadian economy has shown signs of recovery over the past quarter, while the US economy remains stagnant despite massive stimulus spending by the US federal government.

Risk factors relevant to these events and management decisions include, but are not limited to: the Company’s ability to secure ongoing product supply, foreign exchange fluctuations, continued acceptance of the Company’s products and services, changes in technology and consumer adoption of technology, the strength of the North American housing market and consumer economy in general. These risks and factors cannot be credibly quantified by the Company at this time.

Internal and External Sources of Capital

For the 3 month period ending August 31, 2010 the Company realized income from operations of $12,821 and a net loss of $2,408. As of August 31, 2010 the Company had a working capital deficit of $1,571,769 and limited assets to sell in order to create short or long term liquidity. Therefore, we are dependent on external sources for funding until such time as the Company develops positive net cash flow to maintain liquidity. Until such time as we have positive cash flow on a sustained basis, the dependence on external capital will remain. There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us.

Investing Activities

The Company purchased a support vehicle at the conclusion of the vehicle’s three year lease for the value of the lease residual, $11,615.

Financing ActivitiesSince inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we raised approximately $12.8 million from the sale of common stock and as at August 31, 2010 we have borrowings of approximately $1.27 million from investors and shareholders.  Funds from these sources were used as working capital to fund the development of the Company.

In the quarter closing August 31, 2010 the Company negotiated short term loans from related parties totaling $2,392 and increased the line of credit by $5,034. These loans are interest bearing and due on demand.

FUTURE PLAN OF OPERATIONS

Beginning in 2007 and continuing through 2010 the U.S. credit markets experienced serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages), a decline in the credit quality of mortgage backed securities, and the failure and near failure of major businesses. These problems led to a dramatic and prolonged slow-down in residential housing market transactions in the U.S and an unprecedented intervention by international central banks and governments.

In response to the 2008 downturn in the U.S. housing market the Company increased its focus on the western Canadian housing market by expanding its marketing and project base and initiated technology cooperation on a best efforts basis with a leading security surveillance group in the Republic of Turkey for market development in Turkey and the middle East. This effort continued through the quarter ended August 31, 2010.

The western Canadian housing market and, in particular, the southwestern British Columbia housing market were significantly less impacted by the 2008 downturn than the U.S. market and are showing strong signs of growth.

Statistics Canada recorded the issuance of $1.5 billion in national building permits for August 2010, up 13% over the prior month and the greatest one month issuance since pre-recession 2008. Home builders in British Columbia were issued $620 million in permit value in August 2010, a 73% increase over August 2009. Metro Vancouver, BC issued $548 million in building permits in August 2010, up 10% over the prior month and 42% over the same month in the prior year. Canada Mortgage and Housing is forecasting Metro Vancouver housing starts will top 12,000 units for the calendar year 2010 up 44% from the 2009 collapse in housing starts. 2011 housing starts are forecast to rise 17% over 2010 levels to 14,000 units. In August 2010 Re/Max reality reported a 16% increase in greater Vancouver housing prices compared to the same period in the prior year. The average residential sale price is currently poised to reach a new record high for the Greater Vancouver area. The opportunity for the Company’s products and services within the Greater

Vancouver housing market has significantly increased over the past 12 months.

The Company is actively evaluating opportunities to expand its business activities in the Greater Vancouver market through both vertical expansion within the Company’s current green building, home automation and energy conservation sectors and horizontally within related sectors including housing construction and power generation. The Company is currently evaluating options for expanding through acquisition and joint ventures.

Cash flow from current ongoing activities combined with loans from related parties are estimated to be sufficient to sustain the current level of operations and planned activities through to the end of the current fiscal year.

OFF BALANCE-SHEET ARRANGEMENTS

During year ended May 31, 2010, and the three months ended August 31, 2010, the Company did not engage in any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit facility because borrowings under the facility are variable rate borrowings.  At the current time all of the borrowings under our credit agreements accrue interest at the Prime Rate plus the applicable margin.  Assuming that the balance on our variable interest loans as of August 31, 2010, was the same throughout the entire quarter, each 1.0% increase in the prime interest rate on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $3,867 per year.

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

MCM’s and Cardinal Points’ cash balances consist of Canadian Dollars and U.S. Dollars. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments.  For the period ended August 31, 2010, MCM purchased approximately $7,000 of goods valued in US dollars for sale in Canadian dollars. For the 3 month period ended August 31, 2010, a 10% increase or decrease in the average level of the U.S. Dollar exchange rate against the Canadian Dollar with all other variables held constant would result in a realized gain or loss of approximately $673.

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

The fluctuation in the exchange rates resulted in foreign currency translation gains reflected in comprehensive gain in stockholders’ equity of $2,053 at August 31, 2010.  Future changes in the value of the U.S. dollar to Canadian dollar could have a material impact on our financial position.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive, Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of August 31, 2010. Based on that evaluation the Chief Executive, Principal Financial and Accounting Officer has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective for the reasons stated below.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended August 31, 2010 the Company converted $85,000 of debt to 16,500,000 shares of its unregistered common stock at an average price rounded to the nearest cent of approximately $0.01 per share.

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

INTELLIGENT LIVING CORP.

By: /s/ Michael F. Holloran

-------------------------------------

Michael F. Holloran

President, Chief Executive Officer, and

Principal Financial and Accounting Officer

Dated:  October 20, 2010

19