Form 10-K/A
period 2010-05-31
Intelligent Living Corp
filed 2010-11-24
CIK 1073362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

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

Explanatory Note

WE ARE FILING THIS AMENDMENT NO. 1 TO OUR FORM 10-K FOR THE YEAR ENDED MAY 31, 2010 (THE “2010 FORM 10-K”) TO AMEND THE AUDITORS’ CONSENT, FILED AS EXHBIT 23 TO THE 2010 FORM 10-K, TO CORRECT A DATE ERROR IN THE CONSENT.  IN ORDER TO PRESERVE THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE 2010 FORM 10-K AS OF SEPTEMBER 14, 2010, THE DATE ON WHICH THE 2010 FORM 10-K WAS FILED, NO ATTEMPT EXCEPT AS DESCRIBED ABOVE HAS BEEN MADE IN THIS AMENDMENT NO. 1 TO MODIFY OR UPDATE DISCLOSURES

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) The following Exhibits are filed by attachment to this Annual Report on Form 10- K/A:

EXHIBIT
NUMBER	DESCRIPTION

23.2	Consent of Chisholm, Bierwolf, Nilson & Morrill.
31	Certification of Michael F. Holloran Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002, filed herewith.
32	Certification of Michael F. Holloran Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf the undersigned, thereto duly authorized.

Dated:    November 17 , 2010

               Intelligent Living Corp

               By:  /s/ Michael F. Holloran

                    ________________________

                    Michael F. Holloran,

                    President, Chief Executive Officer, Principal Financial and Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 17, 2010.

     SIGNATURE                              CAPACITY

________________________________________________________________________

/s/  Michael F. Holloran

President, Chief Executive Officer, Principal Financial and Accounting Officer and Director

_____________________

     Michael F. Holloran

/s/  Murat Erbatur

_____________________

Chief Operating Officer and Director

     Murat Erbatur

4