Form 10-Q
period 2010-11-30
Intelligent Living Corp
filed 2011-01-19
CIK 1073362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended November 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of November 30, 2010, the registrant had outstanding 94,080,917 shares of its $.001 par value Common Stock.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

INTELLIGENT LIVING CORP.

FORM 10Q

For the Quarterly period ended November 30, 2010

TABLE OF CONTENTS

Page

PART I

FINANCIAL  INFORMATION

3

ITEM 1

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets as of November 30, 2010 (Unaudited) and May 31, 2009

3

Consolidated Statements of Operations for the Six months ended November 30, 2010 and 2009  (Unaudited)

4

Consolidated Statements of Cash Flows for the Six months ended November 30, 2010 and 2009 (Unaudited)

5

Condensed Notes to Consolidated Interim Financial Statements

6

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of

Continuing and Future Plan of Operation

10

ITEM 3

Quantitative and Qualitative Disclosures about Market Risk

15

ITEM 4T

Controls and Procedures

16

PART II

OTHER INFORMATION

17

ITEM 1

Legal Proceedings

17

ITEM 1A

Risk Factors

17

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

17

ITEM 3

Defaults upon Senior Securities

17

ITEM 4

Submission of Matters to a Vote of Security Holders

17

ITEM 5

Other Information

17

ITEM 6

Exhibits

17

SIGNATURE PAGE

18

PART  I.  FINANCIAL  INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTELLIGENT LIVING CORP.
CONSOLIDATED BALANCE SHEETS
	November, 30	May, 31
	2010	2010
	(unaudited)
CURRENT ASSETS
Cash	$3,184	$3,931
Accounts Receivable	92,775	14,673
Prepaid expenses	3,463	3,921
Inventory	56,818	64,486
GST/PST tax refundable (payable)	530	196
TOTAL CURRENT ASSETS	$156,770	$87,207

PROPERTY & EQUIPMENT, NET	29,528	39,463

OTHER ASSETS
Deposits	-	849
Goodwill MCM	242,742	242,048
Other assets	14,948	14,469
TOTAL OTHER ASSETS	257,690	257,366
TOTAL ASSETS	$443,988	$384,036

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Line of Credit	53,501	45,268
Accounts payable	93,739	96,298
Accrued liabilities	193,186	8,582
Accrued interest	204,964	257,582
Short Term Note	795,872	960,267
Short Term Note - Related Party	417,773	375,769
TOTAL CURRENT LIABILITIES	$1,759,035	$1,743,766

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Common stock, 800,000,000 shares authorized, $0.001 par value; 94,080,917 and 61,580,917 issued and outstanding respectively	94,080	61,580
Additional paid in capital	12,983,611	12,755,111
Accumulated deficit	(14,303,112)	(14,113,322)
Accumulated other comprehensive (loss)	(89,626)	(63,099)
TOTAL STOCKHOLDERS' (DEFICIT)	$(1,315,047)	$(1,359,730)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$443,988	$384,036

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	For the 3 Months Ended		For the 6 Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Intelligent Home: Equipment & Services	$110,023	94,232	$218,497	139,908
COST OF REVENUES
Intelligent Home: Equipment & Services	38,244	37,854	80,706	53,145
GROSS PROFIT	71,779	56,378	137,791	86,762

EXPENSES
Selling expense	-	161	34	1,225
Salaries	12,545	14,536	25,006	35,837
Depreciation	8,319	7,410	15,913	14,514
Office & Admin	25,355	21,773	48,665	50,742
TOTAL OPERATING EXPENSES	46,219	43,881	89,618	102,318

INCOME (LOSS) FROM OPERATIONS	25,560	12,498	48,173	(15,556)

OTHER INCOME (EXPENSE)
Other income	367	-	17,419	-
Accretion Beneficial Conversion and Fee Discount	(6,973)	(9,032)	(13,945)	(19,121)
Interest expense	(20,014)	(21,785)	(40,402)	(44,851)
Tax expense	(110,000)	-	(110,000)	-
TOTAL OTHER INCOME (EXPENSE)	(136,620)	(30,817)	(146,928)	(63,972)

INCOME (LOSS) FROM CONTINUING OPERATIONS	$(111,060)	(18,319)	$(98,755)	(79,528)

(LOSS) FROM DISCONTINUED OPERATIONS	(76,322)	(7,058)	(91,035)	(15,869)

NET (LOSS) BEFORE INCOME TAX	(187,382)	(25,377)	(189,790)	(95,397)
Income Tax Expense	-	-	-	-
NET (LOSS)	(187,382)	(25,377)	(189,790)	(95,397)
EARNINGS PER SHARE BASIC AND DILUTED
Gain (Loss) income per share from continuing operations	(0.00)	(0.00)	(0.00)	(0.00)
(Loss) per share from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net (Loss) per share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common stock shares outstanding, basic and diluted	83,531,466	55,781,168	73,356,873	53,902,601

OTHER COMPREHENSIVE (LOSS)
Foreign currency translation (loss)	(23,940)	(15,507)	(26,527)	(18,094)

COMPREHENSIVE (LOSS)	$(211,322)	(40,884)	$(216,317)	(113,491)

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW
	Six Months Ended November 30
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(189,790)	$(95,397)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization of debt discount	13,945	19,121
Depreciation / Amortization	22,592	25,210
Change in:
Accounts receivable	(78,102)	(723)
Prepaid expenses	458	242
Inventory	7,668	1,266
Accrued liabilities and interest	213,986	38,133
Accounts payable	(2,559)	(10,058)
GST tax refundable	(334)	(164)
Bank overdraft		(1,351)
Net cash used in operating activities	(12,136)	(23,721)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(12,502)
Deposits	849	-
Net cash used in investing activities	(11,653)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Line of Credit	8,233	-
Proceeds of loans	-	35,000
Proceeds from loans, related party	43,520	12,138
Repayment of loans, related party	(1,516)	-
Net cash provided by financing activities	50,237	47,138

Net increase (decrease) in cash	26,448	23,417

Effect of foreign exchange on cash	(27,195)	(18,094)

Cash, beginning of period	3,931	3,022

Cash, end of period	$3,184	$8,345

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$12,504	$11,033
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt and interest	$261,000	$112,000

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2010

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

Results from ongoing operations reported for the periods ending November 30, 2010 and 2009 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include the costs of liquidating inventory, renting warehouse space for surplus office equipment and furniture, depreciation, legal and professional consulting time related to eliminating and reducing liabilities associated with discontinued operations and pursuing legal recourse against the Company’s home décor supplier.

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

November 30, 2010

(Unaudited)

accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At November 30, 2010, the Company had a working capital deficit of approximately $1,602,265, an accumulated deficit of approximately $14,303,112 and historically has reported negative cash flows from consolidated operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The fair value of the Company's cash and cash equivalents, accrued liabilities and payables, and loans payable approximate their carrying value because of the short-term nature of these items.

Recent Accounting Pronouncements

There have been no recently issued accounting pronouncements since the filing of the Company’s Form 10K on September 14, 2010 that are expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2010

(Unaudited)

NOTE 3 - COMMON STOCK

During the six months ended November 30, 2010 the Company issued 32,500,000 shares of its unregistered common stock for $261,000 of debt at an average price rounded to the nearest cent of $0.01 per share.

NOTE 4 – RELATED PARTIES

The Company had short-term loans outstanding to corporate officers at May 31, 2010 in the amount of $375,769. They are unsecured, due on demand and bear interest at an average rate of 7.1%. Accrued interest to May 31, 2010 was $4,750.

During the six months ended November 30, 2010 the Company’s officers loaned the Company $43,520, which was uncollateralized and due on demand. The Company repaid the Company’s officers $1,516 of principal and $12,504 of interest in cash. Total outstanding related party debt [principal plus accrued interest] for the period ended November 30, 2010 and May 31, 2010 was respectively $424,007 and $380,519.

The following table summarizes the position of notes, and amounts due to related parties at November 30, 2010:

Related Parties	Principal Outstanding on Nov 30, 2010	Interest Accrued to Nov 30, 2010
Non-convertible short-term notes	$417,773	6,234
Total	$417,773	6,234

The Company shares office space and administrative costs in Vancouver with ScanTech Imaging Corp. (“ScanTech”), a company controlled by Murat Erbatur the Company’s COO. The Company provides technical consulting services to ScanTech and Scan Tech’s clients on an as needed basis. For the period ended November 30, 2010 the total value of services provided was $66,654. At November 30, 2010 $70,204 was receivable from ScanTech.

NOTE 5 – THIRD PARTY NOTES AND DEBENTURES PAYABLE

During the six months ended November 30, 2010 the Company converted $35,000 of third party note principal into 6,500,000 shares of common stock. The total third party note principal outstanding on November 30, 2010 was $27,619.

The Company also has outstanding convertible debentures. During the six months ended November 30, 2010 the Company converted $144,000 of third party debenture principal and $82,000 of third party debenture interest into 26,000,000 shares of common stock.

The following table summarizes the outstanding principal and discounts associated with debentures and principal amounts of notes outstanding at November 30, 2010.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2010

(Unaudited)

Debentures			Notes	Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	End of Period Balance Sheet Amount
$768,253	nil	$768,253	$27,619	$795,872

The principal and accrued interest on notes and debentures as at November 30, 2010 are summarized in the following table:

Notes and Debentures	Principal Amount at Nov 30, 2010	Weighted Average Interest Rate		Accrued Interest to Nov 30, 2010
Third Party Notes	$27,619	nil	$	nil
Third Party Debentures	768,253	7.2%		198,730
Total	$795,872	6.3%		$198,730

Principal payments on notes and debentures payable in the years ending May 31, 2011 through 2015 are as follows:

Fiscal Year	Principal	Discount as applicable to debenture portion of principal	Balance Sheet
2011	$795,872	-	$795,872
2012	-	-	-
2013	-	-	-
2014	-	-	-
2015	-	-	-
Total	$795,872	-	$795,872

NOTE 6 – DISCONTINUED OPERATIONS

At November 30, 2010 the Company continued to retain a reserve against the full recorded cost of discontinued operations inventory. The value of the reserve on November 30, 2010 was $103,284. The Company believes that limited recovery will be realized from the disposal of discontinued inventory. The Company is finalizing the disposal of all remaining discontinued operations.

The loss from discontinued operations, recorded for the quarter ended November 30, 2010, include the costs of liquidating inventory, renting temporary storage space for office furniture and equipment, legal, and professional time associated with recovery of costs associated with discontinued operations and depreciation of assets associated with discontinued operations.

At November 30, 2010, assets net of the inventory reserve and liabilities from discontinued operations were de minimis.

 INTELLIGENT LIVING CORP.

FORM 10-Q

For the Quarterly period ended November 30, 2010

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

Results from ongoing operations reported for the 6 months ended November 30, 2010 and 2009 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include the costs of liquidating inventory, renting temporary warehouse space for equipment and furniture, legal and professional time associated with discontinued operations.

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

During the six month period ended November 30, 2010, the closing US dollar to Canadian Dollar exchange rate has varied from a low of 0.9404 on July 6, 2009 to a high of 1.0004 on November 7 and 8, 2010.

Transactions with related parties

Our By-Laws include a provision regarding related party transactions which requires that each participant to such transaction identify all direct and indirect interests to be derived as a result of the Company's entering into the related transaction. A majority of the disinterested members of the board of directors must approve any related party transaction.

Except for the transactions described in Note 4 to the Condensed Consolidated Financial Statements above, none of our directors, senior officers or principal shareholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction, since the beginning of the fiscal year ended May 31, 2010, or in any proposed transactions, in which such person had or is to have a direct or indirect material interest.

RESULTS OF OPERATIONS – for the six months and three months ended November 30, 2010 and November 30, 2009

For the 6 months ended November 30, 2010, revenues from continuing operations were $218,497 compared to $139,908 in the same period ending in the prior year, an increase of 58%. For the corresponding 2010 and 2009 three month periods ended November 30 revenue was $110,023 and $94,232, an increase of 17%.  These revenues are a result of the sale of smart home products and services.

For the 6 months ended November 30, 2010, gross profit was $137,791 compared to $86,762 in the same period in the prior year, an increase of 59%.  For the corresponding 2010 and 2009 three month periods ended November 30 gross profit was $71,779 and $56,378, an increase of 59%.

The increase in revenue and gross profit is directly related to the improving home construction market in western Canada and the Greater Vancouver area in particular. Gross margin (gross profit as a percent of revenue) was 63%, compared to 62% for the six month period and 65% compared to 60% for the three month period in the prior year. The increase in Gross Margin reflects improved supplier pricing.

Operating expenses for the six months ended November 30, 2010 were $89,703 versus $102,318 for the same period in the prior year and $46,219 versus $43,881 for the three month periods ended November 30, 2010 and 2009. The year to date decrease in operating expenses reflect improved efficiency made possible by the increase in activity.

The Company recorded operating income from continuing operations of $48,173 for the six month period ending November 30, 2010 compared to a loss on operations of ($15,556) for the same period in the prior year, an increase of $63,729. The Company recorded an operating profit from continuing operations of $25,560 for the three month period ending November 30, 2010 compared to an operating profit of $12,497 for the same period in the prior year, an increase of 105%.

Total other expenses for the six month period ending November 30, 2010 were $146,928 compared to $63,972 for the comparable period in the prior year, an increase of 130%. The increase is due to a onetime accrual of $110,000 for potential federal tax penalties associated with the late filing of Form 5471 disclosures associated with the Company’s Canadian subsidiaries. As a result of the tax penalty accrual the Company recognized a net loss from continuing operations of ($98,755) for the six month period ending November 30, 2010 compared to a net loss of ($79,528) for the comparable period in the prior year. Total other expenses for the three month period ending November 30, 2010 were $136,620. Total other expenses were $30,817 for the comparable period in the prior year. The increase was almost entirely a result of the accrual for potential tax form late filing penalties. The Company recorded a net loss of ($111,060) from continuing operations for the three month period ending November 30, 2010 compared to a net loss of ($18,319) for the comparable period in the prior year.

During the six and three months ended November 30, 2010 the Company incurred expenses associated with its discontinued wholesale business. The net loss from discontinued operations was ($91,035) compared to a net loss of ($15,869) for the six month period and ($76,322) versus ($7,058) for the three month period in the prior year. The increased net loss was due to an accrual of liability for professional fees related to the Company’s efforts to recover losses from the Company’s principal home decor supplier.

The total net loss for the six months ended November 30, 2010 was ($189,790) compared to a total net loss of ($95,397) for the corresponding period in the prior year. A loss of ($26,527) was realized as a result of foreign currency translation and the resulting comprehensive loss the period ending November 30, 2010 was $(216,317) compared to a loss of (18,094) as a result of foreign currency translation and a comprehensive loss of ($113,491) for the corresponding period in the prior year.

For the three months ended November 30, 2010 the total net loss was ($187,382) compared to ($25,377) for the corresponding period in the prior year. The three month loss on foreign currency translation for the three month period ended November 30, 2010 was ($23,940) compared to a loss of ($15,507) for the same period in the prior year. The comprehensive loss for the three months ended November 30, 2010 was ($211,322) versus ($40,884) for the corresponding period in the prior year. The Company’s improved operating performance was offset by the onetime accrual of an allowance for potential tax filing penalties and professional fees associated with the Company’s initiative to recover discontinued operations losses from its former wholesale supplier.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of November 30, 2010, our principal sources of liquidity included cash and cash equivalents, cash flow from our operating subsidiary, and shareholder and related party loans. At November 30, 2010, cash and cash equivalents totaled $3,184 compared to $3,931 at May 31, 2010. Our liquidity must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our stage of re-development.

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

Risk factors relevant to these events and management decisions include, but are not limited to: the Company’s ability to secure ongoing product supply, foreign exchange fluctuations, continued acceptance of the Company’s products and services, changes in technology and consumer adoption of technology, the strength of the North American housing market, the Company’s local market in particular, and consumer economy in general. These risks and factors cannot be credibly quantified by the Company at this time.

Internal and External Sources of Capital

For the 6 month period ending November 30, 2010 the Company realized a loss on operations of $98,755 and a net loss of ($189,790). As of November 30, 2010 the Company had a working capital deficit of $1,602,265 and limited assets to sell in order to create short or long term liquidity. Therefore, we are dependent on external sources for funding until such time as the Company develops positive net cash flow to maintain liquidity. Until such time as we have positive cash flow on a sustained basis, the dependence on external capital will remain. There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us.

Investing Activities

The Company purchased a support vehicle at the conclusion of the vehicle’s three year lease for the value of the lease residual, $12,502.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we raised approximately $13.0 million from the sale of common stock and as at November 30, 2010 we have borrowings of approximately $1.21 million from investors and shareholders.  Funds from these sources were used as working capital to fund the development of the Company.

In the quarter closing November 30, 2010 the Company negotiated short term loans from related parties totaling $43,520 and increased the Company’s bank line of credit by $8,233. These loans are interest bearing and due on demand.

FUTURE PLAN OF OPERATIONS

In response to the 2008 downturn in the U.S. housing market the Company increased its focus on the western Canadian housing market by expanding its marketing and project base and initiated technology cooperation on a best efforts basis with a leading security surveillance group in the Republic of Turkey for market development in Turkey and the middle East. This effort continued through the quarter ended November 30, 2010.

The western Canadian housing market and, in particular, the southwestern British Columbia housing market were significantly less impacted by the 2008 downturn than the U.S. market and are showing strong signs of growth.

Statistics Canada recorded the issuance of $1.5 billion in national building permits for August 2010, up 13% over the prior month and the greatest one month issuance since pre-recession 2008. Home builders in British Columbia were issued $620 million in permit value in August 2010, a 73% increase over August 2009. Metro Vancouver, BC issued $548 million in building permits in August 2010, up 10% over the prior month and 42% over the same month in the prior year. In November 2010 Canada Mortgage and Housing Corporation (CMHC) forecast a 2011 migration/immigration flow into Metro Vancouver of 16,000 to 18,000 households. Their November 2010 data show an 84% increase in housing starts January through November 2010 compared to the same period in 2009. CMHC is forecasting 26,000 new starts for 2011, slightly below their 10 year average, based on favorable mortgage rates, accelerating job growth and strong migration flows. In October 2010 Statistics Canada reported continuing price appreciation in the Greater Vancouver area.  Royal LePage Canada forecast average residential sale price will reach a record high for the Greater Vancouver area by calendar year end. The opportunity for the Company’s products and services within the Greater Vancouver housing market has significantly increased over the past 12 months.

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

The Company has signed a non-binding Letter of Intent with Smallworks Studios & Laneway Housing, Inc. (Smallworks) to jointly pursue the growing small home market in British Columbia. Several municipalities in the Greater Vancouver area have amended, or are in the process of amending, By-laws to allow small footprint infill housing on certain types of existing single family residential properties. The “Laneway” housing initiative is designed to densify the urban environment with affordable, green, energy efficient infill housing. The program is gaining momentum across Greater Vancouver with the opportunity for over 90,000 units of new residential infill construction within existing zoning in those municipalities where By-law adjustments have been approved. Smallworks has been constructing innovative, low impact, green built, energy efficient, modular construction carriage, loft and bungalow laneway homes for over 5 years.

The Company is also collaborating with Smallworks to explore supplying First Nations housing and establishing a First Nations partnership for exporting small home technology.

Cash flow from current ongoing activities combined with loans from related parties are estimated to be sufficient to sustain the current level of operations and planned activities through to the end of the current fiscal year.

OFF BALANCE-SHEET ARRANGEMENTS

During year ended May 31, 2010, and the six months ended November 30, 2010, the Company did not engage in any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit facility because borrowings under the facility are variable rate borrowings.  At the current time all of the borrowings under our credit agreements accrue interest at the Prime Rate plus the applicable margin.  Assuming that the balance on our variable interest loans as of November 30, 2010, was the same throughout the entire quarter, each 1.0% increase in the prime interest rate on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $4,178 per year.

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

MCM’s and Cardinal Points’ cash balances consist of Canadian Dollars and U.S. Dollars. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments.  For the period ended November 30, 2010, MCM purchased approximately $10,000 of goods valued in US dollars for sale in Canadian dollars. For the 6 month period ended November 30, 2010, a 10% increase or decrease in the average level of the U.S. Dollar exchange rate against the Canadian Dollar with all other variables held constant would result in a realized foreign exchange gain or loss of approximately $1,041.

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

The fluctuation in the exchange rates resulted in foreign currency translation gains reflected in comprehensive loss in stockholders’ equity of ($26,527) at November 30, 2010.  Future changes in the value of the U.S. dollar to Canadian dollar could have a material impact on our financial position.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive, Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act") as of November 30, 2010. Based on that evaluation the Chief Executive, Principal Financial and Accounting Officer has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective for the reasons stated below.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended November 30, 2010 the Company converted $261,000 of debt to 32,500,000 shares of its unregistered common stock at an average price rounded to the nearest cent of approximately $0.01 per share.

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

Dated:  January 19, 2011

18