Form 10-Q
period 2011-02-28
Intelligent Living Corp
filed 2011-04-14
CIK 1073362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended February 28, 2011

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

As of February 28, 2011, the registrant had outstanding 94,080,917 shares of its $.001 par value Common Stock.

Transitional Small Business Disclosure Format: Yes☐  No ☑

INTELLIGENT LIVING CORP.

FORM 10Q

For the Quarterly period ended February 28, 2011

TABLE OF CONTENTS

Page

PART I

FINANCIAL  INFORMATION

3

ITEM 1

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets as of February 28, 2011(Unaudited) and May 31, 2010

3

Consolidated Statements of Operations for the Nine months ended February 28, 2011 and 2010  (Unaudited)

4

Consolidated Statements of Cash Flows for the Nine months ended February 28, 2011 and 2010 (Unaudited)

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

Defaults upon Senior Securities

17

ITEM 4

Submission of Matters to a Vote of Security Holders

17

ITEM 5

Other Information

17

ITEM 6

Exhibits

17

SIGNATURE PAGE

18

PART  I.  FINANCIAL  INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTELLIGENT LIVING CORP.
CONSOLIDATED BALANCE SHEETS
	February 28,	May, 31
	2011	2010
	(unaudited)
CURRENT ASSETS
Cash	$4,939	$3,931
Accounts Receivable	48,337	14,673
Prepaid expenses	3,612	3,921
Inventory	59,850	64,486
GST/PST tax refundable (payable)	744	196
TOTAL CURRENT ASSETS	$117,482	$87,207

PROPERTY & EQUIPMENT, NET	22,336	39,463

OTHER ASSETS
Deposits	-	849
Goodwill MCM	243,672	242,048
Other assets	15,590	14,469
TOTAL OTHER ASSETS	259,262	257,366
TOTAL ASSETS	$399,080	$384,036

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Line of Credit	46,135	45,268
Accounts payable	96,476	96,298
Accrued liabilities	263,967	8,582
Accrued interest	218,630	257,582
Short Term Note	796,758	960,267
Short Term Note - Related Party	417,111	375,769
TOTAL CURRENT LIABILITIES	$1,839,077	$1,743,766

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Common stock, 800,000,000 shares authorized, $0.001 par value; 94,080,917 and 61,580,917 issued and outstanding respectively	94,080	61,580
Additional paid in capital	12,983,611	12,755,111
Accumulated deficit	(14,411,861)	(14,113,322)
Accumulated other comprehensive (loss)	(105,827)	(63,099)
TOTAL STOCKHOLDERS' (DEFICIT)	$(1,439,997)	$(1,359,730)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$399,080	$384,036

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	For the 3 Months Ended		For the 9 Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Intelligent Home: Equipment & Services	$61,660	48,635	$280,157	188,543
COST OF REVENUES
Intelligent Home: Equipment & Services	27,653	22,118	108,359	75,263
GROSS PROFIT	34,007	26,517	171,798	113,279

EXPENSES
Selling expense	86	49	120	1,274
Salaries	14,504	13,160	39,510	48,997
Depreciation	4,968	7,511	20,881	22,024
Office & Admin	19,883	27,120	68,548	77,863
TOTAL OPERATING EXPENSES	39,441	47,840	129,059	150,158

INCOME (LOSS) FROM OPERATIONS	(5,434)	(21,323)	42,739	(36,879)

OTHER INCOME (EXPENSE)
Other income	132	-	17,551	-
Accretion Beneficial Conversion and Fee Discount	-	(15,209)	(13,945)	(34,330)
Interest expense	(18,713)	(20,438)	(59,115)	(64,756)
Tax expense	-	-	(110,000)	-
TOTAL OTHER INCOME (EXPENSE)	(18,581)	(35,647)	(165,509)	(99,086)

INCOME (LOSS) FROM CONTINUING OPERATIONS	$(24,015)	(56,970)	$(122,770)	(135,965)

(LOSS) FROM DISCONTINUED OPERATIONS	(84,734)	(6,307)	(175,769)	(22,709)

NET (LOSS) BEFORE INCOME TAX	(108,749)	(63,277)	(298,539)	(158,674)
Income Tax Expense	-	-	-	-
NET (LOSS)	(108,749)	(63,277)	(298,539)	(158,674)
EARNINGS PER SHARE BASIC AND DILUTED
Gain (Loss) income per share from continuing operations	(0.00)	(0.00)	(0.00)	(0.00)
(Loss) per share from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net (Loss) per share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common stock shares outstanding, basic and diluted	94,080,917	61,001,168	80,188,976	56,242,788

OTHER COMPREHENSIVE (LOSS)
Foreign currency translation (loss)	(16,201)	(2,040)	(42,728)	(20,134)

COMPREHENSIVE (LOSS)	$(124,950)	(65,317)	$(341,267)	(178,808)

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW
	Nine Months Ended February 28,
	2011	2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(298,539)	$(158,674)
Adjustments to reconcile net loss
to net cash used by operating activities:
Amortization of debt discount	13,945	34,330
Depreciation / Amortization	30,820	36,668
Decrease (increase), net of acquisition, in:
Accounts receivable	(33,664)	16,998
Prepaid expenses	309	191
Inventory	4,636	(1,481)
Increase (decrease), net of acquisition, in:
Accrued liabilities and interest	298,189	57,113
Accounts payable	178	(13,017)
GST tax refundable	(548)	(45)
Net cash provided by/ (used in) operating activities	15,326	(27,916)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(13,934)	-
Deposits	849	-
Net cash used in investing activities	(13,085)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Line of Credit	867	(580)
Proceeds of loans	-	35,000
Proceeds of loans, related party	53,029	14,897
Repayment of loans, related party	(11,687)	-
Net cash provided by financing activities	42,209	49,317

Net increase in cash	44,450	21,401

Effect of foreign exchange on cash	(43,442)	(20,134)

Cash, beginning of period	3,931	3,022

Cash, end of period	$4,939	$4,289

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$18,768	$11,033
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt and interest	$261,000	$228,000

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2011 (Unaudited)

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

Results from ongoing operations reported for the periods ending February 28, 2011 and 2010 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include the costs of liquidating inventory, renting warehouse space for surplus office equipment and furniture, depreciation, legal and professional consulting fees related to eliminating and reducing liabilities associated with discontinued operations and pursuing legal recourse against the Company’s home décor supplier.

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

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2011 (Unaudited)

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At February 28, 2011, the Company had a working capital deficit of approximately $1,721, 595, an accumulated deficit of $14,411,861 and historically has reported negative cash flows from consolidated operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2011 (Unaudited)

NOTE 3 - COMMON STOCK

During the nine months ended February 28, 2011 the Company issued 32,500,000 shares of its unregistered common stock for $261,000 of debt at an average price rounded to the nearest cent of $0.01 per share.

NOTE 4 – RELATED PARTIES

The Company had short-term loans outstanding to corporate officers at May 31, 2010 in the amount of $375,769. They are unsecured, due on demand and bear interest at an average rate of 7.1%. Accrued interest to May 31, 2010 was $4,750.

During the nine months ended February 28, 2011 the Company’s officers loaned the Company $53,029, which was uncollateralized and due on demand. The Company repaid the Company’s officers $11,687 of principal and $18,768 of interest in cash. Total outstanding related party debt [principal plus accrued interest] for the period ended February 28, 2011 and May 31, 2010 was respectively $424,562 and $380,519.

The following table summarizes the position of notes, and amounts due to related parties at February 28, 2011:

Related Parties	Principal Outstanding on Feb 28, 2011	Interest Accrued to Feb 28, 2011
Non-convertible short-term notes	$417,111	7,451
Total	$417,111	7,451

The Company shares office space and administrative costs in Vancouver with ScanTech Imaging Corp. (“ScanTech”), a company controlled by Murat Erbatur the Company’s COO. The Company provides technical consulting services to ScanTech and Scan Tech’s clients on an as needed basis. For the period ended February 28, 2011 the total value of services provided was $66,654. At February 28, 2011 $43,000 was receivable from ScanTech.

NOTE 5 – THIRD PARTY NOTES AND DEBENTURES PAYABLE

During the nine months ended February 28, 2011 the Company converted $35,000 of third party note principal into 6,500,000 shares of common stock. The total third party note principal outstanding on February 28, 2011 was $28,505.

The Company also has outstanding convertible debentures. During the nine months ended February 28, 2011 the Company converted $144,000 of third party debenture principal and $82,000 of third party debenture interest into 26,000,000 shares of common stock.

The following table summarizes the outstanding principal and discounts associated with debentures and principal amounts of notes outstanding at February 28, 2011.

Debentures			Notes	Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	End of Period Balance Sheet Amount
$768,253	nil	$768,253	$28,505	$796,758

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2011 (Unaudited)

The principal and accrued interest on notes and debentures as at February 28, 2011 are summarized in the following table:

Notes and Debentures	Principal Amount at Feb 28, 2011	Weighted Average Interest Rate		Accrued Interest to Feb 28, 2011
Third Party Notes	$28,505	nil	$	nil
Third Party Debentures	768,253	7.2%		211,179
Total	$796,758	6.3%		$211,179

Principal payments on notes and debentures payable in the years ending May 31, 2011 through 2015 are as follows:

Fiscal Year	Principal	Discount as applicable to debenture portion of principal	Balance Sheet
2011	$796,758	-	$796,758
2012	-	-	-
2013	-	-	-
2014	-	-	-
2015	-	-	-
Total	$796,758	-	$796,758

NOTE 6 – DISCONTINUED OPERATIONS

At February 28, 2011 the Company continued to retain a reserve against the full recorded cost of discontinued operations inventory. The value of the reserve on February 28, 2011 was $107,720. The Company believes that limited recovery will be realized from the disposal of discontinued opoerations inventory. The Company is finalizing the disposal of all remaining discontinued operations.

The loss from discontinued operations, recorded for the quarter ended February 28, 2011, include the costs of liquidating inventory, renting temporary storage space for office furniture and equipment, legal, and professional time associated with recovery of costs associated with discontinued operations and depreciation of assets associated with discontinued operations.

At February 28, 2011, assets net of the inventory reserve and liabilities from discontinued operations were de minimis.

 INTELLIGENT LIVING CORP.

FORM 10-Q

For the Quarterly period ended February 28, 2011

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

MCM has supplied custom IT solutions since 1994 and home automation and energy management solutions since 2003. The Company has offices and demonstration suites in Phoenix Arizona and Vancouver British Columbia and is active with single family homes and multi-unit town homes and condominium projects in southwest BC and is pursuing market opportunities in Istanbul Turkey.

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

Results from ongoing operations reported for the nine months ended February 28, 2011 and 2010 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include the costs of liquidating inventory, renting temporary warehouse space for equipment and furniture, legal and professional time associated with discontinued operations.

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

During the nine month period ended February 28, 2011, the closing US dollar to Canadian Dollar exchange rate has varied from a low of 0.9404 on July 6, 2010 to a high of 1.0226 on February 27, 2011.

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

RESULTS OF OPERATIONS – for the nine months and three months ended February 28, 2011 and February 28, 2010

For the nine months ended February 28, 2011, revenues from continuing operations were $280,157 compared to $188,543 in the same period ending in the prior year, an increase of 49%. For the corresponding 2011 and 2010 three month periods ended February 28 revenues were $61,660 and $48,635, an increase of 27%.  These revenues are a result of the sale of smart home products and services.

For the nine months ended February 28, 2011, gross profit was $171,798 compared to $113,279 in the same period in the prior year, an increase of 52%.  For the corresponding 2011 and 2010 three month periods ended February 28 gross profit was $34,007 and $26,517, an increase of 28%.

The increase in revenue and gross profit is directly related to the improving home construction market in western Canada and the Greater Vancouver area in particular. Gross margin (gross profit as a percent of revenue) was 55% for the three month periods ended February 28, 2011 and 2010, and 61% compared to 60% for the nine month period ended February 28 in the current and prior years.

Operating expenses for the nine months ended February 28, 2011 were $129,059 versus $150,158 for the same period in the prior year and $39,441 versus $47,840 for the three month periods ended February 28, 2011 and 2010. The year to date decrease in operating expenses reflect improved efficiency made possible by the Company’s increased activity and reduced staff compensation expenses.

The Company recorded operating income from continuing operations of $42,739 for the nine month period ending February 28, 2011 compared to a loss on operations of ($36,879) for the same period in the prior year, an increase of $79,618. The Company recorded an operating loss from continuing operations of ($5,434) for the three month period ending February 28, 2011 compared to an operating loss of ($21,323) for the same period in the prior year, a decrease of 75%.

Total other expenses for the nine month period ending February 28, 2011 were $165,509 compared to $99,086 for the comparable period in the prior year, an increase of 67%. The increase is due to a onetime accrual of $110,000 for potential federal tax penalties associated with the late filing of Form 5471 disclosures associated with the Company’s Canadian subsidiaries. As a result of the tax penalty accrual the Company recognized a net loss from continuing operations of ($122,770) for the nine month period ending February 28, 2011 compared to a net loss of ($135,965) for the comparable period in the prior year. Total other expenses for the three month period ending February 28, 2011 were $18,581. Total other expenses were $35,647 for the comparable period in the prior year. For the three month period ended February 28, 2011 total other expenses decreased 48% principally as a result of the elimination of accretion expenses related to debenture financing discounts and fees. The Company recorded a net loss of ($24,015) from continuing operations for the three month period ending February 28, 2011 compared to a net loss of ($56,970) for the comparable period in the prior year, a decrease of 58%.

During the nine and three months ended February 28, 2011 the Company incurred expenses associated with its discontinued operations. The net loss from discontinued operations was ($175,769) compared to a net loss of ($22,709) for the six month period and ($84,734) versus ($6,307) for the three month period in the prior year. The increased net loss was due to an accrual of liability for professional fees related to the Company’s efforts to recover losses from the Company’s principal home decor supplier.

The total net loss for the nine months ended February 28, 2011 was ($298,539) compared to a total net loss of ($158,674) for the corresponding period in the prior year. A loss of ($42,728) was realized as a result of foreign currency translation and the resulting comprehensive loss the period ending February 28, 2011 was $(341,267) compared to a loss of (20,134) as a result of foreign currency translation and a comprehensive loss of ($178,808) for the corresponding period in the prior year.

For the three months ended February 28, 2011 the total net loss was ($108,749) compared to ($63,277) for the corresponding period in the prior year. The three month loss on foreign currency translation for the three month period ended February 28, 2011 was ($16,201) compared to a loss of ($2,040) for the same period in the prior year. The comprehensive loss for the three months ended February 28, 2011 was ($124,950) versus ($65,317) for the corresponding period in the prior year. The Company’s improved operating performance was offset by the onetime accrual of an allowance for potential tax filing penalties and professional fees associated with the Company’s initiative to recover discontinued operations losses from its former wholesale supplier.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of February 28, 2011, our principal sources of liquidity included cash and cash equivalents, cash flow from our operating subsidiary, and shareholder and related party loans. At February 28, 2011, cash and cash equivalents totaled $4,939 compared to $3,931 at May 31, 2010. Our liquidity must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our stage of re-development.

The Company operates in both the U.S. and Canadian markets. The impact on the Canadian market as a result of the U.S. led downturn in the global economy was delayed and did not appear in strength until the beginning of calendar year 2008. While the U.S. and Canadian economies remain impaired compared to their pre summer 1998 levels, the Canadian economy has shown signs of recovery over the nine months while the US economy remains stagnant despite massive stimulus spending by the US federal government.

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

Internal and External Sources of Capital

For the nine month period ending February 28, 2011 the Company realized a profit on operations of $42,739 and a net loss of ($298,539). As of February 28, 2011 the Company had a working capital deficit of $1,721,595 and limited assets to sell in order to create short or long term liquidity. Therefore, we are dependent on external sources for funding until such time as the Company develops positive net cash flow to maintain liquidity. Until such time as we have positive cash flow on a sustained basis, the dependence on external capital will remain. There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us.

Investing Activities

The Company purchased a support vehicle at the conclusion of the vehicle’s three year lease for the value of the lease residual, $12,502.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we raised approximately $13.0 million from the sale of common stock and as at February 28, 2011 we have borrowings of approximately $1.21 million from investors and shareholders.  Funds from these sources were used as working capital to fund the development of the Company.

In the nine months ended February 28, 2011 the Company negotiated short term loans from related parties totaling $53,029, repaid related party loans totaling $11,687 for a net related party financing of $41,342 and increased the Company’s bank line of credit by $867. These loans are interest bearing and due on demand.

FUTURE PLAN OF OPERATIONS

Responding to the 2008 downturn in the U.S. housing market and subsequent recession the Company increased its focus on the western Canadian housing market. This effort continued through the quarter ended February 28, 2011.

The western Canadian housing market and, in particular, the southwestern British Columbia housing market were significantly less impacted by the 2008 downturn than the U.S. market and is showing strong signs of sustained growth.

Statistics Canada recorded the issuance of $1.5 billion in national building permits for August 2010, up 13% over the prior month and the greatest one month issuance since pre-recession 2008. Home builders in British Columbia were issued $620 million in permit value in August 2010, a 73% increase over August 2009. Metro Vancouver, BC issued $548 million in building permits in August 2010, up 10% over the prior month and 42% over the same month in the prior year. In November 2010 Canada Mortgage and Housing Corporation (CMHC) forecast a 2011 migration/immigration flow into Metro Vancouver of 16,000 to 18,000 households. Their November 2010 data show an 84% increase in housing starts January through November 2010 compared to the same period in 2009. CMHC is forecasting 26,000 new starts for 2011 (slightly below their 10 year average) based on favorable mortgage rates, accelerating job growth and strong migration flows.

In October 2010 Statistics Canada reported continuing price appreciation in the Greater Vancouver area.  Royal LePage Canada forecast average residential sale price will reach a record high for the Greater Vancouver area by calendar year end. In January 2011 the average price of a home in British Columbia increased 11% year-on-year with a parallel decrease in home sales of 10%. The British Columbia Real Estate Association is forecasting a further 2% increase in home prices over the current calendar year while the B.C. Multiple Listing Service residential sales are forecast to increase 8%. Within the Metro Vancouver area a strong Chinese investment surge has further strengthened the home sales market. Central 1 Credit Union’s is forecasting B.C.’s median transaction price will rise 3% with sales increasing 7% over the 2011 calendar year. The Vancouver region is also experiencing a surge in Chinese investment in single-family homes large lots and condominiums. Colliers International predicts that this will remain a dominant trend.

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

The Company has signed a non-binding Letter of Intent with Smallworks Studios & Laneway Housing, Inc. (Smallworks) to jointly pursue the growing small home market. Several municipalities in the Greater Vancouver area have amended, or are in the process of amending, By-laws to allow small footprint infill housing on certain types of existing single family residential properties. The “Laneway” housing initiative is designed to densify the urban environment with affordable, green, energy efficient infill housing. The program is gaining momentum across Greater Vancouver with the opportunity for over 90,000 units of new residential infill construction within existing zoning in those municipalities where By-law adjustments have been approved. Smallworks has been constructing innovative, low impact, green built, energy efficient, modular construction carriage, loft and bungalow laneway homes for over 5 years.

The Company is also exploring supplying First Nations housing and establishing a First Nations partnership for exporting modular small home technology to developing countries and for emergency housing and relief shelter.

Cash flow from current ongoing activities combined with loans from related parties are estimated to be sufficient to sustain the current level of operations and planned activities through to the end of the current fiscal year.

OFF BALANCE-SHEET ARRANGEMENTS

During year ended May 31, 2010, and the nine months ended February 28, 2011, the Company did not engage in any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit facility because borrowings under the facility are variable rate borrowings.  At the current time all of the borrowings under our credit agreements accrue interest at the Prime Rate plus the applicable margin.  Assuming that the balance on our variable interest loans as of February 28, 2011, was the same throughout the entire quarter, each 1.0% increase in the prime interest rate on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $3,945 per year.

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

MCM’s and Cardinal Points’ cash balances consist of Canadian Dollars and U.S. Dollars. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments.  For the period ended February 28, 2011, MCM purchased approximately $14,000 of goods valued in US dollars for sale in Canadian dollars. For the 9 month period ended February 28, 2011, a 10% increase or decrease in the average level of the U.S. Dollar exchange rate against the Canadian Dollar with all other variables held constant would result in a realized foreign exchange gain or loss of approximately $1,298 and ($1,586) respectively.

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

The fluctuation in the exchange rates resulted in foreign currency translation gains reflected in comprehensive loss in stockholders’ equity of ($42,728) at February 28, 2011.  Future changes in the value of the U.S. dollar to Canadian dollar could have a material impact on our financial position.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive, Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act") as of February 28, 2011. Based on that evaluation the Chief Executive, Principal Financial and Accounting Officer has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective for the reasons stated below.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended February 28, 2011 the Company converted $261,000 of debt to 32,500,000 shares of its unregistered common stock at an average price rounded to the nearest cent of approximately $0.01 per share.

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

Dated:  April 14, 2011

18