Form 10-K
period 2011-05-31
Intelligent Living Corp
filed 2011-09-30
CIK 1073362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $109,420

The number of shares of the Registrant’s Common Stock outstanding as of September 13, 2011 105,945,324.

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

17

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

DESCRIPTION OF BUSINESS

General

Intelligent Living Corp (“ILC”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998. Through its wholly owned subsidiary MCM Integrated Technologies, Ltd. (“MCM”) the Company specializes in designing, supplying, installing, upgrading and servicing home automation solutions, energy use monitoring and conservation systems including: structured wiring, security and access control systems, lighting, HVAC and environmental controls, energy use monitoring and reduction systems and distributed audio/video systems. The Company offers automation technology for single and multi unit new construction and existing buildings, using both traditional component and Windows based systems. Income is derived from both equipment sales and the provision of installation, repair and maintenance services. Customers include residential home owners, developers and builders of single family and multi-unit developments and commercial businesses.

MCM has supplied custom IT solutions since 1994 and home automation and energy management solutions since 2003. The Company has offices in Phoenix Arizona and Vancouver British Columbia.

The Company previously engaged in the import and distribution of home décor products for the North American market. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations and recover costs related to the home décor import and distribution business. This process continued through the year ended May 31, 2011.

On August 29, 2008 the Company became eligible for relisting on the NASD Over the Counter Bulletin Board (OTCBB) exchange through the approval of a Form 15C2-11 application by the Financial Industry Regulating Authority (“FINRA”). The application was approved by FINRA on March 17, 2009 and the Company was re-listed on the OTCBB under the symbol ILVC on the same day.

The U.S. credit markets are continuing to experience serious disruption due to deterioration in residential property values, defaults and delinquencies in residential mortgages. These problems led to a protracted and ongoing slow-down in residential construction and sales in the U.S.

In response to the downturn in the U.S. housing market the Company shifted its focus to the western Canadian housing market and initiated technology cooperation on a best efforts basis with Kilia Teknologi, a leading security surveillance group in the Republic of Turkey. The western Canadian housing market, and in particular the greater Vancouver housing market, have remained strong with new construction, price appreciation and inventory levels at historical levels. The Company is actively evaluating opportunities to expand its business activities through expansion vertically within the Company’s current green building, home automation and energy conservation sectors and horizontally within related sectors including: residential redevelopment and home construction for First Nations communities and relief housing.

Employees

As of May 31, 2011, we had a staff of five consisting of three employees: COO, technical applications specialist, administrative assistant, and two contractors: installation specialist and President.

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

As described in Note 2 of our accompanying financial statements, our limited revenues generated and our lack of any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. The Company had a working capital deficit of ($1,222,337) at May 31, 2011 and a consolidated net loss of $(578,179) for the twelve months then ended. If the Company does not raise a sufficient amount of capital, it may not have the ability to remain in business until such time, if ever, when it becomes profitable.

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

In December 2006 we completed the acquisition of MCM and began a process to phase out of the home décor business. This substantial shift of activity has required management to adapt to a new business environment and also to assume un-anticipated costs and liabilities associated with the un-planned phase out of the home décor business. We have a limited operating history on which to base an evaluation of our current business and prospects. Potential investors must consider our business and prospects in light of the risks and difficulties frequently encountered by companies in the early stages of shifting activities to a new area of business. These risks and difficulties include, but are not limited to residual liabilities associated with the old business and lack of sufficient customers, revenue, cash flow and capital for marketing, product development and inventory associated with current business activity. We cannot be certain that our business strategy will be successful or that we will successfully address these and other risks. Our failure to address and mitigate these risks could harm our ability to operate profitably.

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

At May 31 2011 we had a total of $991,881 in debt and accrued interest that is convertible into shares of our common stock at discounts ranging from 0% to 25% of the market price. The conversion of all of this debt could result in significant dilution to our stockholders.

We rely heavily on our management, and the loss of their services could materially and adversely affect our business.

The Company’s business is significantly dependent on the Company’s management team. The Company’s success will be particularly dependent on Michael Holloran, the Company’s Chief Executive Officer, and Murat Erbatur the Company’s Chief Operating Officer and founder of MCM Integrated Technologies. The loss of these individuals would have a material adverse effect on the Company.

The Company may not be able to sustain and develop its customer base and sustain market acceptance of its products and services

Although the Company believes it can continue to develop home automation equipment and technology packages that will maintain and attract a customer base sufficient to support the Company’s activities, the inability of the Company to sustain and develop such a customer base could have a material adverse effect on the Company. There is the possibility that competitors could seize on the Company’s ideas and business model and produce competing product matrices and installations. There is the possibility that the competitors could capture significant market share of the Company’s intended market. No assurance can be given that the Company’s, products and solutions will generate market acceptance and revenues sufficient to achieve and sustain profitable operations.

Recent market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of the U.S. and global economic conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

Beginning in 2007 the U.S. credit markets experienced serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market and a decline in the credit quality of banks and borrowers. These problems led to a substantial and ongoing slow-down in residential housing market construction and sales, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These conditions continued and worsened in 2008 and have persisted through 2011, causing a loss of confidence in the broader U.S. and global credit and financial markets and have resulted in the collapse of, and government intervention in, major banks, financial institutions and insurers, and have created a climate of volatility, reduced liquidity, widening of credit spreads, increased credit losses, tighter credit conditions and most recently the downgrading of US credit rating. Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions have caused the broader credit markets to further deteriorate and have introduced volatility and a general decline in world stock markets. In addition, general economic indicators have been slow to recover. These include consumer sentiment, unemployment and economic growth and uncertainty about corporate earnings. These unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

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

No Assurances of Protection for Non-Proprietary Know-How; Reliance on Trade Secrets

In certain cases, the Company may rely on trade secrets to protect the Company’s technology know-how which the Company has developed or may develop in the future and which do not have intellectual property protection. There can be no assurances that others will not independently develop similar or superior technology know-how. The protection of trade secret status has been the subject of increasing claims and litigation by various companies both in order to protect trade secrets as well as for competitive reasons even where claims are unsubstantiated. The prosecution of claims or the defense of such claims is costly and uncertain given the uncertainty and rapid development of the principles of law pertaining to this area. The Company, in common with other firms, may also be subject to claims by other parties with regard to the use of technology information and data which may be deemed proprietary to others.

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

PROPERTIES

We maintain our statutory registered agent’s office in Reno, Nevada and our principal executive offices are located at Suite 221, 2323 Quebec Street Vancouver, BC. We occupy approximately 2,000 square feet of office and technology demonstration space. In addition we are renting storage and warehouse space for surplus equipment and historical records. We do not have leases and are renting all space on a month-to-month basis. The total monthly rent obligation for all space used by the Company is approximately $1,830.

ITEM 3.

LEGAL PROCEEDINGS

We are not currently involved in any litigation, nor do we know of any threatened litigation against us that would have a material effect on our financial condition.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the year ended May 31, 2011.

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

	CLOSING PRICE ($/SHARE)
	LOW	HIGH
2010
First Quarter	0.01	0.17
Second Quarter	0.02	0.04
Third Quarter	0.01	0.01
Fourth Quarter	0.01	0.005

2011
First Quarter	0.001	0.024
Second Quarter	0.007	0.021
Third Quarter	0.003	0.013
Fourth Quarter	0.002	0.006

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

HOLDERS

As of August 29, 2011, the number of holders of record of shares of common stock, excluding the number of beneficial owners, whose securities are held in street name, was approximately 1,600.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following table sets for the information with respect to all securities of the Company sold in its fiscal years ended May 31, 2009, 2010 and 2011, and subscription amounts of outstanding debentures, without registration of the securities under the Securities Act of 1933. The securities so sold are believed by the Company to be exempt from registration under either Regulation S or Rule 506 under the Securities Act of 1933.

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

				Number of
				Shares
			Purchase or	Purchased or	Expiration
			Exercise Price	Purchasable	Date (WTS) or
	Date of	Type of	(USD	Upon Exercise	Due date
Name	Issue	Security[1]	Per Share)	or Conversion[2]	(DEB)	Exemption
Private Investors	1/09-5/09	CS	0.02	4,722,218		506
Private Investors	07/09	CS	0.02	6,444,444		506
Private Investors	12/09	CS	0.02	5,800,000		506
Private Investors	7/10-8/10	CS	0.01	16,500,000		506
Private Investors	10/10	CS	0.01	16,000,000		506
Private Investors	3/11	CS	0.01	11,864,407		506
Private Investor	2/02	DEB		$35,000	2/08	S
Private Investors	11/05-2/06	DEB		$555,000	2/14	506
Private Investors	5/06	DEB		$50,000	6/09	506
Private Investor	2/08	DEB		$460,000	6/13	S
Private Investor	6/08	DEB		$326,773	6/13	S

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

RESULTS OF OPERATIONS

Overview

Intelligent Living Corp (“ILC”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998. Through its wholly owned subsidiary MCM Integrated Technologies, Ltd. (“MCM”) the Company specializes in designing, supplying, installing, upgrading and servicing home automation solutions, energy use monitoring and conservation systems including: structured wiring, security and access control systems, lighting, HVAC and environmental controls, energy use monitoring and reduction systems and distributed audio/video systems. The Company offers technology for single and multi unit new construction and existing buildings, using both traditional component and Windows based systems. Income is derived from both equipment sales and the provision of installation, repair and maintenance services. Customers include technology consumers, residential home owners, developers and builders of single family and multi-unit developments and commercial businesses.

MCM has supplied custom IT solutions since 1994 and home automation and energy management solutions since 2003. The Company has offices in Phoenix Arizona and Vancouver British Columbia and is active with projects in southwest BC.

The Company previously engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In July 2006, as a result of a breach of the Company’s exclusivity agreement with its principal supplier by its principal supplier and other production related issues the board of directors began an evaluation of alternative business models and opportunities. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process continued through the year ended May 31, 2011 and is expected to wind down in fiscal 2012.

Following the acquisition of MCM in December 2006, the Company expanded its service offerings to include home comfort and energy efficiency solutions integrated with and controlled by home automation applications. In response to the downturn in the U.S. housing market the Company shifted its focus to the western Canadian housing market and initiated technology cooperation on a best efforts basis with Kilia Teknologi, a leading security surveillance group in the Republic of Turkey. The western Canadian housing market, and in particular the greater Vancouver housing market, have remained strong with new construction, price appreciation and inventory levels at historical levels. The Company is actively evaluating opportunities to expand its business activities through expansion vertically within the Company’s current green building, home automation and energy conservation sectors and horizontally within related sectors including: residential redevelopment and home construction for First Nations communities and relief housing.

Results from ongoing operations reported for the year ending May 31, 2011 and 2010 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include costs of  renting space for surplus equipment and furniture, depreciation of surplus assets, third party legal and professional time related to eliminating and reducing liabilities and pursuing legal recourse against the Company’s home décor supplier.

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

During the 12 month period June 1, 2010 through May 31, 2011, the US dollar to Canadian Dollar exchange rate has varied from a low of 0.9404 on July 6, 2010 to a high of 1.0576 on May 1, 2011. The closing exchange rate was 1.0236 and the average exchange rate over the year ended May 31, 2011 was 0.9941 resulting in a comprehensive loss of $45,230 for the year ended May 31, 2011.

Comparison of the Years Ended May 31, 2011 and May 31, 2010.

For the year ended May 31, 2011, revenues from continuing operations were $344,538 compared to $234,419 in the same period ending last year. These revenues are a result of the sale of smart home products and services. The 47% revenue increase is due to overall improvements in the strength and activity of the Greater Vancouver home construction market.

For the year ended May 31, 2011, gross profit from continuing operations was $221,216 compared to $140,479, an increase of 57% compared to the same period in the prior year. Gross margin (gross profit as a percent of revenue) was 64% for the year ended May 31, 2011, 7% higher than the prior year. The increased gross profit and gross margin reflects more efficient operations and higher margins on equipment sales, system design, installation and servicing.

Operating expenses associated with ongoing operations for the year ended May 31, 2011, were $369,580 versus $193,164 for the same period in the prior year. The increase in operating expenses reflects the net of increased consulting fees and depreciation expense and reduced salary, office and administration costs.

The Company recorded an operating loss from continuing operations of ($148,364) for the year ended May 31, 2011 compared to an operating loss of ($52,685) for the same period in the prior year. This represents a year-on-year 182% increase in operating loss.

Total other expenses for the year ended May 31, 2011 were $252,638 compared to $129,024 for the comparable period in the prior year. The 96% year-on-year increase reflects an increase in other expense of $49,415 for the creation of a reserve for inventory purchased prior to May 31, 2010, a decrease in interest expenses as a result of more favorable operating loan terms and reduced debt, reduced amortization expenses associated with beneficial conversion and fee discounts and an accrual for potential tax penalties associated with delayed foreign filings of $110,000.

The net loss from continuing operations for the year ended May 31, 2011 was ($401,002) compared to a net loss of ($181,709) for the comparable period in the prior year. This is a 121% increase in the year-on-year net loss from continuing operations.

During the year ended May 31, 2011 the Company incurred expenses associated with its discontinued operations. Expenses include costs for renting space for warehouse equipment, third party legal and professional fees related to eliminating and reducing liabilities associated with discontinued operations. The net loss from discontinued operations was ($177,177) compared to a net loss of ($29,990) for the comparable period in the prior year. The increased expense was due to third party legal and professional expenses, interest charges and rental of storage space associated with the Company’s effort to recover costs associated with the closure of the Company’s home décor operations.

The consolidated net loss for the year ended May 31, 2011 was ($578,179) compared to ($211,699) for the comparable period in the prior year. A loss of ($45,680) was realized due as a result of foreign currency translation compared to a loss of ($8,684) in the comparable period of the prior year. The resulting comprehensive loss for the period ending May 31, 2011 was ($623,859) compared to ($220,383) for the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of May 31, 2011, our principal sources of liquidity included cash and cash equivalents, cash flow from our operating subsidiaries, and loans from related parties.  At May 31, 2011, cash and cash equivalents totaled $3,475 compared to $3,931 at May 31, 2010.

Our business continues in transition and our liquidity must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our stage of re-development. The Company operates in both the U.S. and Canadian home automation markets. The transition to the home automation sector through the acquisition of MCM Integrated Technologies occurred at the same time that the U.S. housing market entered a protracted period of substantially reduced home construction and renovation activity, declining home prices, extensive mortgage foreclosures and a contraction in the availability of consumer credit. The ongoing impairment in the U.S. and Canadian economies and financial markets has and will continue to impact the Company’s sales and liquidity for the foreseeable future.  The forced decision to withdraw from the home décor sector resulted in significant un-anticipated costs and has resulted in a substantial negative impact on expenses and cash flow. Risk factors relevant to these events and management decisions include, but are not limited to: the Company’s ability to secure ongoing product supply, foreign exchange fluctuations, continued acceptance of the Company’s products and services, changes in technology and consumer adoption of technology, the strength of the North American housing market and consumer economy in general, and cannot be credibly quantified by the Company at this time.

Internal and External Sources of Capital

For the year ending May 31, 2011 the Company realized a loss on operations of ($148,364) and a net loss of ($578,179). As of May 31, 2011 the Company had a working capital deficit of $1,222,337 and limited assets to sell in order to create short or long term liquidity. Therefore, we are dependent on external sources for funding until such time as the Company develops positive net cash flow to maintain liquidity. Until such time as we have positive cash flow on a sustained basis, the dependence on external capital will remain. There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us.

Investing Activities

Investing activities for the year ended May 31, 2011 consisted of $13,979 lease buy out of a company vehicle. There were no investing activities during the fiscal years ended May 31, 2010.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we raised approximately $13.04 million from the sale of common stock and as at May 31, 2011 we have borrowings of approximately $1.22 million from investors and shareholders.  Funds from these sources were used as working capital to fund the development of the Company.

The Company executed a securities purchase agreement dated as of December 7, 2005 (the "Purchase Agreement") with certain accredited investors under which we agreed to sell to these investors our convertible Debentures due three years from the final Closing Date under the Purchase Agreement in the aggregate principal amount of up to $600,000 bearing interest at the rate of 6% per annum and convertible into restricted shares of our Common Stock at a conversion price for each share of Common Stock equal to 75% of the lowest closing bid price per share (as reported by Bloomberg, LP) of our Common Stock for the fifteen trading days immediately preceding the date of conversion. The number of shares being issued not to exceed a total holding of 4.99% of the issued and outstanding shares for each debenture holder. At the close of the offering the company the company completed the sale of an aggregate of $555,000 in Debentures under the Purchase Agreement which resulted in net proceeds of $424,850. In February 2011 the debenture holders extended the maturity date of the debentures to February 28, 2014. The Company secured additional debenture financing from an accredited investor in the amount of $50,000 under terms similar to the December 7, 2005 purchase agreement.

For the fiscal year ended May 31, 2011 net proceeds from financing activities totaled $48,533 from related party loans.

FUTURE PLAN OF OPERATIONS

Through 2011 the U.S. housing market continued to experience recession due to deteriorated residential property values, defaults and delinquencies in the residential mortgage market, impairment in consumer and business loans, increased unemployment, fiscal contraction a downgrade in the US credit rating.

The Company has shifted its focus to the western Canadian housing market, and in particular the greater Vancouver housing market which has remained strong with new construction, price appreciation and inventory levels at close to historical levels. The Company is actively evaluating opportunities to expand its business activities through expansion vertically within the Company’s current green building, home automation and energy conservation sectors and horizontally into home construction and development.

The Company realized increased year-on-year revenue in its traditional service sector, a trend that is expected to continue through fiscal 2012. Efforts to fully wind down all activity associated with the Company’s discontinued operations are expected to be complete within the first half of fiscal 2012.

The Company is actively evaluating opportunities to expand its business activities through both vertical expansion within the Company’s current green building, home automation and energy conservation sectors and horizontally within related sectors including home construction and development.

Beginning in the second quarter of FY 2011 the Company began discussions with a local specialty builder and entered into a non-binding letter of intent to explore joint opportunities for property development within the greater Vancouver area, design build housing specific to the needs of First Nations communities and small economical fast erecting relief housing.  The Company initially favored a joint venture approach to these markets; however, after detailed analysis of structural and financial cost benefits, the Company is pursuing these opportunities as the prime contractor/developer.

This effort has led to eco and energy friendly designs for single family housing, multi-suite elder’s residence and small footprint relief housing. The designs capitalize on modular construction techniques, advanced building systems. The Company is currently in negotiation with a coastal First Nations band for turnkey design build housing. The opportunity within First Nations communities is extensive and the Company plans to focus effort on developing this market over the coming year. The Company has also undertaken extensive pro-forma analysis of multi-strata development opportunities within greater Vancouver communities that have zoning approval for building multi-units on single family residential lots. The Company is actively looking at ways and means of securing development funding and is examining the need for equity re-structuring as a pre-requisite for funding.

The far eastern European and west Asian areas of Turkey are experiencing growth supported by export sales of manufactured products and Middle Eastern oil revenue related investment. The Turkish economy has recorded strong growth in recent quarters and has remained relatively buoyant through the ongoing global credit crisis and Euro zone debt crisis. The Company has historical ties to this area and plans to continue to pursuing technology cooperation and marketing activities within Turkey and the Middle East on an opportunistic and best efforts basis.

Cash flow from ongoing MCM business activities combined with the availability of as needed loans from related parties are estimated to be sufficient to sustain the current level of operations and planned activities through to the end of the 2012 fiscal year.

OFF BALANCE-SHEET ARRANGEMENTS

During the year ended May 31, 2011 the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a) of the SEC's Regulation S-K.

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit facility because borrowings under the facility are variable rate borrowings.  At the current time all of the borrowings under our credit agreements accrue interest at bank prime rate plus applicable margins. Assuming that the balance on our line of credit as of May 31, 2011, was the same throughout the entire year, each 1.0% increase in the prime interest rate on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $3,851 per year.

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

MCM’s and Cardinal Points’ cash balances consist of Canadian Dollars and U.S. Dollars. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments.  For the period ended May 31, 2011, the Company purchased goods and services of approximately $54,000 for sale in Canadian dollars. During the 12 month period June 1, 2010 through May 31, 2011, the US dollar to Canadian dollar exchange rate has varied from a low of 0.9404 on July 6, 2010 to a high of 1.0576 on May 1, 2011. Assuming that the majority of the goods and services were priced in U.S. dollars at their point of origin and that the goods and services were purchased at the extremes of the observed swing in the U.S. Dollar exchange rate against the Canadian Dollar, with all other variables held constant a shift of approximately CAD 10,975 in the cost of goods and services would be realized.

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

The fluctuation in the exchange rates resulted in foreign currency translation gains reflected in comprehensive loss in stockholders’ equity of $45,680 for the year ended May 31, 2011.  Future changes in the value of the U.S. dollar to Canadian dollar could have a material impact on our financial position.

ITEM 8.

FINANCIAL  STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF INTELLIGENT LIVING CORP. AND SUBSIDIARIES

VANCOUVER, BRITISH COLUMBIA

We have audited the accompanying consolidated balance sheet of Intelligent Living Corp. and Subsidiaries as of May 31, 2011 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Living Corp. and Subsidiaries as of May 31, 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

September 21, 2011

Houston, TX

www.mkacpas.com

INTELLIGENT LIVING CORP.
CONSOLIDATED BALANCE SHEETS
	May, 31	May, 31
	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$3,475	$3,931
Accounts receivable, net	16,934	14,673
Accounts receivable related party	20,078	-
Prepaid expenses	3,617	3,921
Inventory, net	9,582	64,486
GST/PST tax refundable	782	196
TOTAL CURRENT ASSETS	$54,468	$87,207

PROPERTY & EQUIPMENT, NET	19,300	39,463

OTHER ASSETS
Deposits	-	849
Goodwill	243,701	242,048
Other assets, net	-	14,469
TOTAL OTHER ASSETS	243,701	257,366
TOTAL ASSETS	$317,469	$384,036

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Line of credit	48,253	45,268
Accounts payable	92,371	96,298
Accrued liabilities	296,067	8,582
Accrued interest	232,279	257,582
Short term notes	103,533	960,267
Short term loans - related party	424,302	375,769
Current liabilities related to discontinued operations
Accrued liabilities	80,000	-
TOTAL CURRENT LIABILITIES	$1,276,805	$1,743,766

LONG-TERM LIABILITIES
Debentures	693,253	-
TOTAL LONG TERM LIABILITIES	693,253	-
TOTAL LIABILITIES	1,970,058	1,743,766

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Common stock, 800,000,000 shares authorized, $0.001 par value; 105,945,324 and 61,580,917 issued and outstanding respectively	105,944	61,580
Additional paid in capital	13,041,747	12,755,111
Accumulated deficit	(14,691,501)	(14,113,322)
Accumulated other comprehensive (loss)	(108,779)	(63,099)
TOTAL STOCKHOLDERS' (DEFICIT)	$(1,652,589)	$(1,359,730)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$317,469	$384,036

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	For the 12 Months Ended
	May 31,
	2011	2010

REVENUES
Intelligent Home: Equipment & Services	$344,538	$234,419
COST OF REVENUES
Intelligent Home: Equipment & Services	123,322	93,940
GROSS PROFIT	221,216	140,479

EXPENSES
Consulting fees	180,000	-
Selling expense	121	1,347
Salaries	54,254	63,593
Depreciation	39,284	29,751
Office & Administrative	95,921	98,473
TOTAL OPERATING EXPENSES	369,580	193,164

(LOSS) FROM OPERATIONS	(148,364)	(52,685)

OTHER INCOME (EXPENSE)
Other expense	(469)	-
Inventory reserve expense	(49,415)	-
Beneficial conversion and fee discount expense	(13,945)	(41,301)
Interest expense	(78,809)	(87,723)
Tax foreign filing reserve expense	(110,000)	-
TOTAL OTHER EXPENSE	(252,638)	(129,024)

(LOSS) FROM CONTINUING OPERATIONS	(401,002)	(181,709)

(LOSS) FROM DISCONTINUED OPERATIONS	(177,177)	(29,989)

CONSOLIDATED NET (LOSS) BEFORE INCOME TAX	(578,179)	(211,698)
Income Tax Expense	-	-
NET (LOSS)	(578,179)	(211,698)
EARNINGS PER SHARE BASIC AND DILUTED
Gain (Loss) income per share from continuing operations	(0.00)	(0.00)
(Loss) per share from discontinued operations	(0.00)	(0.00)
Net (Loss) per share	(0.01)	(0.00)
Weighted average number of common stock shares outstanding, basic and diluted	86,225,914	57,588,352

OTHER COMPREHENSIVE (LOSS)
Foreign currency translation (loss)	(45,680)	(8,684)

COMPREHENSIVE (LOSS)	$(623,859)	$(220,382)

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
					Accumulated
	Common Stock				Other	Total
	Number		Additional	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Deficit
Balance, May 31, 2009	49,336,473	$49,336	$12,539,357	$(13,901,623)	$(54,415)	$(1,367,345)
Stock issued for conversion of debt at an average of
$0.02 per share	12,244,444	12,244	215,756			228,000
Net loss for the 12 months ended May 31, 2010				(211,699)		(211,699)
Foreign currency translation gain (loss)					(8,684)	(8,684)
Balance May 31, 2010	61,580,917	61,580	12,755,113	(14,113,322)	(63,099)	(1,359,728)
Stock issued for conversion of debt at an average of
$0.01 per share	44,364,407	44,364	286,634			330,998
Net loss for the 12 months ended May 31, 2011				(578,179)		(578,179)
Foreign currency translation gain (loss)					(45,680)	(45,680)
Balance, May 31, 2011	105,945,324	$105,944	$13,041,747	$(14,691,501)	$(108,779)	$(1,652,589)

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	12 Months Ended May 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(578,179)	$(211,699)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Amortization of debt discount	13,945	41,302
Depreciation / Amortization	49,376	47,883
Inventory reserve	50,881	-
Decrease (increase), net of acquisition, in:
Accounts receivable	(2,261)	26,196
Accounts receivable related party	(20,078)	-
Prepaid expenses	304	1,839
Inventory	4,023	3,120
Increase (decrease), net of acquisition, in:
Accrued liabilities and interest	493,781	60,667
Employee advance receivable	-	2,626
Accounts payable	(3,927)	(11,520)
GST tax refundable	(586)	(196)
Deposits	849	-
Net cash provided by / (used in) operating activities	8,128	(39,781)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(13,979)	-
Net cash used in investing activities	(13,979)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Line of Credit	2,985	(3,346)
Proceeds of loans	-	35,000
Proceeds of loans, related party	48,533	18,960
Repayment of loans, related party	-	(1,240)
Net cash provided by financing activities	51,518	49,374

Net increase in cash	45,667	9,593

Effect of foreign exchange on cash	(46,123)	(8,684)

Cash, beginning of period	3,931	3,022

Cash, end of period	$3,475	$3,931

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$26,013	$24,108
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for accounts payable	$70,000	-
Common stock issued for debt and interest	$261,000	$228,000

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Intelligent Living Corp (“ILC”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998. Through its wholly owned subsidiary MCM Integrated Technologies, Ltd. (“MCM”) the Company specializes in designing, supplying, installing, upgrading and servicing home automation solutions, energy use monitoring and conservation systems including: structured wiring, security and access control systems, lighting, HVAC and environmental controls, energy use monitoring and reduction systems and distributed audio/video systems. The Company offers technology for single and multi unit new construction and existing buildings, using both traditional component and Windows based systems. Income is derived from both equipment sales and the provision of installation, repair and maintenance services. Customers include technology consumers, residential home owners, developers and builders of single family and multi-unit developments and commercial businesses.

The Company previously engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In July 2006, as a result of a breach of the Company’s exclusivity agreement with its principal supplier by its principal supplier and other production related issues the board of directors began an evaluation of alternative business models and opportunities. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process continued through the year ended May 31, 2011 and is expected to wind down in fiscal 2012.

Results from ongoing operations reported for the year ending May 31, 2011 and 2010 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include the cost of  renting space for surplus equipment and furniture, depreciation of surplus assets, third party legal and professional time related to eliminating and reducing liabilities, and pursuing legal recourse against the Company’s home décor supplier.

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

Accounts Receivable

The Company carries its accounts receivable at net realizable value. Because of the small customer base, direct contact with customers and relatively small number of transactions, the Company uses the direct write off method to account for doubtful accounts. The Company estimates bad debt based on management’s ongoing review and assessment of accounts and creation of reserves for the full amount of doubtful accounts.  At May 31, 2011 and 2010, there were accounts receivable allowances of NIL and $27,764 respectively.

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

Advertising and Marketing Expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company incurred advertising and marketing expenses of $121 and $1,347 for the years ending May 31, 2011 and 2010 respectively.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.  At May 31, 2011 and 2010, the Company did not have cash equivalents.

Commitments and Contingencies

We record estimated commitments for future obligations and estimate contingencies when information is available that indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated.  When no accrual is made for a loss contingency because one or both of these conditions are not met, or if an exposure to loss exists in excess of the amount accrued, we disclose such contingencies when there is at least a reasonable possibility that a loss or an additional loss may have been incurred.  Determining the likelihood of incurring a liability and estimating the amount of the liability involves significant judgment.   If the outcome of the liability is more adverse to us than management currently expects, then we may have to record additional charges in the future.  See Note 6 for details on commitments and contingencies

Comprehensive Income

The Company accounts for Comprehensive Income in accordance with ASC Topic 220. ASC Topic 220 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. For the year ending May 31, 2011 the Company reported a comprehensive loss of $45,680 resulting from the conversion of Canadian dollar subsidiaries into US dollars. For the year ending May 31, 2011 the accumulated comprehensive loss due to the conversion of Canadian dollar subsidiaries into US dollars was $108,329.

Costs Associated with Exit or Disposal Activities

The Company accounts for exit or disposal activities in accordance with  ASC Topic 220, “Accounting for Costs Associated with Exit or Disposal Activities” ASC 220 establishes standards for the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. There has been no impact on the Company’s financial position or results of operations from adopting ASC 220.

Earnings per Share

The Company has adopted ASC 260 “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of common shares outstanding.   Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

	For the Year Ended May 31,
(in thousands)	2011	2010
Gain (Loss) from continuing operations	$(385.8)	$(181.7)
Gain (Loss) from discontinued operations	(177.2)	(30.0)
Net gain (loss) income	$(563.1)	$(211.7)

Weighted average shares outstanding:

Basic	86,225,914	57,588,352
Effect of dilutive securities:
Stock options and warrants	—	—
Convertible loans	—	—
Basic and diluted	86,225,914	57,588,352

Gain (Loss) per share from continuing operations: basic and diluted	$(0.00)	$(0.00)
Gain (Loss) per share from discontinued operations: basic and diluted	$(0.00)	$(0.00)
Net (loss) income per share: basic and diluted	$(0.01)	$(0.00)

The following potential common shares have been excluded from the computation of diluted net income per share for the years ended May 31, 2011 and 2010 because their inclusion would have been antidilutive:

	For the Year Ended May 31, 2011	For the Year Ended May 31, 2010
Outstanding common stock options and warrants	Nil	Nil
Convertible loans	211,853,250	329,127,353

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

The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

Software Development Costs

Software development costs include direct costs incurred for internally developed products classified under Other Assets. We account for software development costs in accordance with ASC 350-40. All capitalized software costs are amortized on a straight line basis over an estimated useful life and are reviewed for impairment annually. As of May 31, 2011, all software costs were fully amortized.

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

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

As shown in the accompanying financial statements, at May 31, 2011 the Company has an accumulated deficit of $14,691,501, and current liabilities in excess of current assets by $1,222,337. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Commencing in July 2006 and continuing through the year ended May 31, 2011 management has systematically continued to phase out of the home décor sector. Commencing in Q3 2007 the Company began reporting all home décor activity under the category of discontinued operations. In December 2006 the Company moved into the home automation sector with the acquisition of MCM Integrated Technologies. The transition has substantially reduced the Company’s financial obligations with respect to overheads, cost of inventory, cost of sales and need for support services. The Company recorded positive operating income for the year ended May 31, 2007 and loss on operations for the years ended May 31, 2008 through 2011.

Goodwill

Goodwill is calculated as the excess of the fair value of consideration paid over the fair value of tangible and intangible assets acquired and liabilities assumed. Goodwill will be tested for impairment annually according to ASC 350-20. An impairment test would also be performed in any period in which events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment would be recognized at that time, to the extent that the carrying amount exceeds the undiscounted future net cash flows expected from its use. The Company recorded goodwill in the amount of $243,701 related to the acquisition of MCM Integrated Technologies, Ltd. Management reviewed Goodwill and found that there was no impairment for the year ended May 31, 2011 and no expense has been recognized.

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

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

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

Inventory

The Company has adopted ASC 330: Inventory at May 31, 2011 consisted of a variety of home automation equipment and at May 31, 2010 consisted of a variety of home automation equipment and discontinued operations home décor products. Inventories are recorded using the specific identification method and valued at the lower of recorded cost or market value. The recorded cost of inventory was $60,463 at May 31, 2011, and $164,462 at May 31, 2010. To eliminate ongoing storage and disposal costs, all home décor inventory was disposed without cost recovery in May 2011 and the recorded cost was written off against the full value of the reserve. Reserves of $NIL at May 31, 2011 and $99,976 at May 31, 2010 were recorded to cover the full recorded cost of home décor product. For the year ended May 31, 2011 a reserve of $50,881 was recorded for  home automation inventory purchased prior to May 31, 2010.

Inventory	May 31 2011	May 31 2010
	Recorded Cost
Home automation equipment	$60,463	$64,486
Home décor products	-	$99,976
Total Recorded Cost	$60,463	$164,462
	Reserve
Home automation equipment	$50,881	-
Home décor products	-	$99,976
	Net of Reserve
Total Inventory net of reserve	$9,582	$64,486

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

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intra-period Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. We would recognize interest and penalties related to unrecognized tax benefits in income tax expense.

At May 31, 2011, the Company had net deferred tax asset calculated at an expected rate of 34% of approximately $4,200,000 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at May 31, 2011.  The significant components of the deferred tax asset at May 31, 2011 and May 31, 2010 were as follows:

	May 31, 2011	May 31, 2010
Net operating loss carryforward	$12,233,858	$11,719,000
Deferred tax asset - NOL	$4,159,552	$3,984,500
Deferred tax asset valuation allowance	$(4,159,552)	$(3,984,500)
Net deferred tax asset	$-	$-

At May 31, 2011, the Company had net operating loss carryforwards of approximately $12,234,000 which expire in the years 2020 through 2029. The change in the allowance account from May 31, 2010 to May 31, 2011 was $175,052.

The components of current income tax expense as of May 31, 2011 and 2010 respectively are as follows:

	As of May 31,
	2011	2010
Current federal tax expense	$-	$-
Current state tax expense	$-	$-
Change in NOL benefits	$175,052	$72,000
Change in valuation allowance	$(175,052)	$(72,000)
Income tax expense	$-	$-

For the period ended May 31, 2011, other than a reserve of $110,000 for potential federal tax penalties associated with late filing of disclosures, the Company did not record any liabilities for uncertain tax positions.

Revenue Recognition

The Company generates revenues designing and installing, integrating and servicing automation solutions and energy use monitoring and conservation systems for commercial and residential new construction and renovation projects. The Company generates revenues in three primary ways: first, the Company offers a complete turnkey solution with products and services to contractors and end users; second, the Company sells only products to its contractors and end users; and third, the Company will only sell services to its contractors and end users. Revenue on product sales and service agreements is recognized when there is evidence of an arrangement, title and risk of ownership have passed (generally upon delivery) or the service has been provided, the price to the buyer is fixed or determinable and collectability is reasonably assured. Revenue on

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

turnkey contracts that offer both products and services are recognized as multiple deliverable contracts and when the deliverable items are provided.

The Company evaluated their revenue transactions to determine if there were multiple deliverable items present, and if revenue for these deliverables should be recognized separately pursuant to ASC 605‐25‐5. The Company determined that some of their sales consisted of multiple deliverable items, and these deliverables had stand alone value separable from all items to be provided within their respective contracts. The fair values of these deliverables were estimable as a market for each deliverable exists. Due to this, these sales transactions met the criteria to be accounted for as multiple deliverable contracts in accordance with ASC 605‐25‐5.

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

Reclassifications

The Company has reclassified certain prior period amounts to conform to the current year presentation. These reclassifications had no material impact on the financial position, results of operations, or cash flows in the periods presented.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property and equipment for purposes of computing depreciation are three to seven years. The following is a summary of property, equipment, and accumulated depreciation:

Property and Equipment	May 31, 2011	May 31, 2010
Computer hardware and software	$825,159	$821,608
Furniture, fixtures, vehicles, leaseholds	362,777	324,834
Book value of property and equipment	1,187,936	1,146,442
Less accumulated depreciation	(1,168,636)	(1,106,974)
Property and equipment - net	$19,300	$39,463
Other assets [Proprietary automation software]	$15,250	$14,469
Less accumulated depreciation	15,250	-
Other assets net	$-	$14,469

The total depreciation expenses for the year ended May 31, 2011 and 2010 were $49,376 and $47,883 respectively. For the year ended May 31, 2011 and 2010 depreciation expenses on continuing operations were $39,284 and $29,751 respectively and on discontinued operations were $10,092 and $18,132 respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

NOTE 4 – COMMON STOCK

During the year ended May 31, 2010 the Company issued 12,244,444 shares of common stock for conversion of debentures valued at $228,000.

During the year ended May 31, 2011, the Company issued 44,364,407 shares of common stock for conversion of debentures, accrued interest and loans payable valued at $330,998. All stock issued was within terms of the underlying agreements.

NOTE 5 – RELATED PARTIES (NOTES PAYABLE RELATED PARTY)

During the year ended May 31, 2010 loans from the Company’s officers increased $29,967. The Company had short-term loans outstanding to corporate officers at May 31, 2010 in the amount of $375,769. They are unsecured, due on demand and bear interest at an average rate of 7.1%. Accrued interest to May 31, 2010 was $4,750. The total outstanding related party debt [principal plus accrued interest] for the period ended May 31, 2010 was $380,519.

During the year ended May 31, 2011 loans and accounts payable due to the Company’s officers increased $48,533. The Company had short-term loans and accounts payable outstanding to corporate officers at May 31, 2011 in the amount of 424,302. They are unsecured, due on demand and bear interest at an average rate of 7.4%. Accrued interest to May 31, 2011 was $8,651. The total outstanding related party debt [principal plus accrued interest] for the period ended May 31, 2011 was $432,953.

The following table summarizes the position of notes, and amounts due to related parties at May 31, 2011 and May 31, 2010:

Related Parties	Principal Outstanding on May 31, 2011	Interest Accrued to May 31, 2011	Principal Outstanding on May 31, 2010	Interest Accrued to May 31, 2010
Short term notes	$424,302	8,651	375,769	4,750
Total	$424,302	8,651	375,769	4,750

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

For the year ending May 31, 2011 the Company did not have any lease or other long term commitments and management was not aware of any contingencies not already provided for. The Company rents office, warehouse, and storage space on a month-to-month basis. This arrangement is expected to continue for the foreseeable future.

NOTE 7 – CONCENTRATION OF CREDIT RISK

Cash

The Company maintains cash balances at two banks.  Accounts at each institution are insured by the Canadian Depository Insurance up to $60,000 in Canadian funds.  At May 31, 2011 and 2010, no account exceeded this limit.

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

Revenue and Accounts Receivable

The Company had two significant customers during the year ended May 31, 2011. For the year ended May 31, 2011 revenue was $122,390 from customer A and $100,313 from customer B. On May 31, 2011 the accounts receivable was $12,628 from customer A and $20,078 from customer B.

NOTE 8 – THIRD PARTY NOTES AND DEBENTURES PAYABLE

During the twelve months ended May 31, 2009 the Company secured short term third party non-interest bearing loans in the amount $14,661.  Total outstanding short term third party non-interest bearing loans outstanding at May 31, 2009 was $26,275

During the twelve months ended May 31, 2010, the Company secured a short term third party non-interest bearing loan in the amount $35,000. The total short term third party non-interest bearing loans outstanding on May 31, 2010 were $61,959.

In the 12 months ended May 31, 2011 the Company converted a $35,000 non-interest bearing short term loan into 6,500,000 shares of the Company’s common stock. The number of shares issued on conversion was determined using the fair market value of the Company’s shares at the time of conversion. The total short term third party non-interest bearing notes outstanding on May 31, 2011 were $28,533.

Debenture principal, debenture balance sheet liability net of discounts and accrued interest outstanding at May 31, 2009 was $1,140,253, $1,085,007 and $189,216 respectively.

In the 12 months ended May 31, 2010 the Company converted $228,000 of debenture principal into 12,244,444 shares of the Company’s common stock. All conversions were within terms of the underlying agreements. Debenture principal, debenture balance sheet liability net of discounts and accrued interest outstanding at May 31, 2010 was $912,253, $898,308 and $252,832 respectively.

In the 12 months ended May 31, 2011 the Company converted $70,000 of third party professional fees payable, $179,000 of debenture principal and $82,000 of debenture accrued interest into 44,364,407shares of the Company’s common stock. All conversions were within terms of the underlying agreements.

$693,253 of debenture principal due in FY 2011 was extended as follows: $232,480 due February 28, 2011 was extended to February 28, 2014 and $460,773 due June 1, 2010 was extended to June 1, 2014. The total $768,253 debenture principal outstanding on May 31, 2011 consists of: $75,000 in short term debentures and $693,253 in long term debentures.

The outstanding notes and debentures were evaluated for embedded derivatives in accordance with ASC 815 and were found to not include any embedded derivatives.

The following table summarizes the outstanding principal and discounts associated with debentures and principal amounts of notes outstanding at May 31, 2011.

Debentures			Notes	Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	End of Period Balance Sheet Amount
$768,253	NIL	$768,253	$28,533	$796,786

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

The principal and accrued interest on notes and debentures as at May 31, 2010 are summarized in the following table:

Notes and Debentures	Principal Amount at May 31, 2011	Weighted Average Interest Rate		Accrued Interest to May 31, 2011
Third Party Notes	$28,533	NIL	$	NIL
Third Party Debentures	693,253	6.4%		223,628
Total	$796,786	6.0%		$223,628

Principal payments on loans and debentures payable in the years ending May 31, 2012 through 2016 are as follows:

Fiscal Year	Principal
2012	$103,533
2013	-
2014	$232,480
2015	$460,773
2016	-
Total	$796,786

NOTE 9 – DISCONTINUED OPERATIONS

At May 31, 2011, the Company had disposed of all discontinued inventory and fully depreciated all plant and equipment assets. Assets and liabilities from discontinued operations consisted of:

Description	May 31, 2011

Professional fees	$80,000
Total liabilities related to discontinued operations	$80,000

The loss from discontinued operations, recorded for the year ended May 31, 2011, include the cost of renting space for equipment and furniture, depreciation, third party legal and professional time related to eliminating and reducing liabilities associated with discontinued operations and pursuing legal recourse against the Company’s home décor supplier.

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

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

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which affects accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. This ASU also affects accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts ASU 810-10, Consolidations. If an entity has previously adopted ASU 810-10 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted ASU 810-10. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

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

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011

market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standard Update 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in the ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company`s adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

 In December 2010, the FASB issued Accounting Standard Update 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU specifies that, if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective prospectively for business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company`s adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards will have a material on the Company’s consolidated financial position, results of operations or cash flow.

ITEM 9.

CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On August 26, 2011, Mark Bailey & Company Ltd. (“MB&C”) notified the Company that effective as of that date, the firm was not going to stand for re-election as its independent auditor.  Effective the same date, the Company appointed M&K CPAS PLLC as its new auditor and the decision to change the auditor was approved by the Company's Board of Directors.

MB&C issued its auditor’s report on the Company's financial statements for the year ended May 31, 2010 which included an explanatory paragraph as to the Company’s ability to continue as a going concern.

Other than the going concern uncertainty described above, MB&C’s audit report on the Company’s financial statements for the year ended May 31, 2010 did not contain an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended May 31, 2010  and any subsequent interim period through August 26, 2011, the date of resignation of MB&C, there were no disagreements with MB&C on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to MB&C’s satisfaction, would have caused MB&C to make reference to the subject matter of the disagreements in connection with their report on the Company’s consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(l)(v) of Regulation S-K.

During the year ended May 31, 2010 and through to the date of the Company’s decision to engage M&K CPAS PLLC, the Company did not consult M&K CPAS PLLC. with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matter or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A(T).

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of May 31, 2011. The evaluation concluded that there was a material weakness in our internal control over financial reporting as of May 31, 2011. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to the lack of monitoring or review of work performed by our management and lack of segregation of duties.  As of May 31, 2011, in the preparation of audited financial statements, footnotes and financial data, all of our financial reporting was carried out solely by our chief financial and accounting officer and we did not have an audit committee to monitor and review the work performed. The lack of segregation of duties resulted from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. Based on this evaluation the Chief Executive and Principal Financial Officer has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not  effective for the reasons stated below.

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of May 31, 2011 based on the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework.

Based upon its evaluation, our management concluded that there was a material weakness in our internal control over financial reporting as of May 31, 2011. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness related to the lack of monitoring or review of work performed by our management and lack of segregation of duties.  As of May 31, 2011, in the preparation of audited financial statements, footnotes and financial data, all of our financial reporting was carried out solely by our chief financial and accounting officer and we did not have an audit committee to monitor and review the work performed. The lack of segregation of duties resulted from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control.

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

ITEM 9B.

OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of September 14, 2011 are as follows:

NAME	AGE	POSITION
Michael F. Holloran	63	President, CEO and Director
Murat Erbatur	61	COO, Director

MICHAEL F. HOLLORAN, PRESIDENT AND CEO

Michael Holloran was elected a director and accepted the position of President & CEO of ILC in 2000. He brings to ILC a wealth of senior management experience spanning 37 years, including 22 years with the Beak International Group and long-term involvement spearheading strategic corporate expansion into key international markets, primarily within Southeast Asia. He has served as a technical advisor to the Asian Development Bank, the governments of Indonesia, Malaysia and the Philippines. He has held outside Directorships, Advisory Board and committee memberships at several prominent North American institutions. He has a Masters Degree in Chemical and Environmental Engineering from McMaster University, a Bachelor of Science (Honors) degree in Applied Mathematics and Chemistry from the University of Waterloo and a Management Studies diploma from Sheridan College.

MURAT ERBATUR, DIRECTOR

Murat F. Erbatur was elected a director in February 2004 and accepted the position of COO in December 2006. Mr. Erbatur founded and is currently President and CEO of MCM Integrated Technologies Ltd and ScanTech Imaging Corp. MCM is one of the leading providers of information technology products and services. ScanTech Imaging Corp. is the market leader in fillable and linkable forms for the mutual fund industry. Mr. Erbatur has held the positions in MCM Integrated Technologies and Scantech Imaging Corp. for the past 15 years and 13 years respectively. Mr. Erbatur has spent most of his 36-year professional career in computers and their applications in technical and business environments. His career includes 11 years with Swan Wooster Engineering, three years as Vice President of Engineering Software Development Corp, two years as Director of Marketing with REBIS Industrial Work Group Software and six years with Simons International as Manager, Computer Applications.  Mr. Erbatur received a B.Sc. degree in Civil Engineering from Robert College (Istanbul, Turkey) in 1972 and a Masters degree in Engineering from University of British Columbia in 1973.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We believe that during the fiscal year ended May 31, 2011, Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were satisfied.

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form
Michael F. Holloran, President & CEO and Principal Financial Officer	0	0	0
Thomas A. Simons	0	0	0
Murat Erbatur, COO	0	0	0

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual compensation for services in all capacities to us for the years ended May 31, 2011 and 2010:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards [issued and pending] ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation (s) (i)	Total ($) (j)
M Holloran	2011	$0	$0	$0	$0	$0	$0	$0	$0
	2010	$0	$0	$0	$0	$0	$0	$0	$0
M Erbatur	2011	$0	$0	$0	$0	$0	$0	$0	$0
	2010	$0	$0	$0	$0	$0	$0	$0	$0

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No options/SARs were granted in the fiscal year ended May 31, 2011.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

No officer or Director hold or exercised any options in the fiscal year ended May 31, 2011.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 28, 2011, information concerning the beneficial ownership of the our Common Stock by (i) each person who is known by us to own beneficially more than 5% of our Common Stock, (ii) each of our directors and officers, and (iii) all of our directors and executive officers as a group.

Title of	Name and Address	Amount and Nature		% of
Class	of Beneficial Owner	of Beneficial Ownership		Class(1)

Common	Michael F. Holloran	7,875,570	Direct	7%
Stock	c/o Suite 221, 2323 Quebec St.
	Vancouver, B.C. V5T 4S7

	Thomas A. Simons	24,726,947	Direct	23%
	c/o Suite 221, 2323 Quebec St.
	Vancouver, B.C. V5T 4S7

	Murat Erbatur	60,000	Direct	<1%
	c/o Suite 221, 2323 Quebec St.
	Vancouver, B.C. V5T 4S7

	All officers and directors
	as a Group (2 persons)	7,935,570 shares		8%

(1)

Percentage ownership based on 105,945,324 shares issued and outstanding.

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

Except for the transactions described below, none of our directors, senior officers or principal shareholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction, since the beginning of the fiscal year ended May 31, 2011, or in any proposed transactions, in which such person had or is to have a direct or indirect material interest.

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

On December 8, 2006 ILC acquired all of the outstanding capital stock of MCM for $280,695, which included 10,000,000 shares of ILC valued at $150,000 and $130,695 in the form of a loan  payable.

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

During the year ended May 31, 2011, loans from the Company’s CEO increased by $41,581 and loans from the Company’s COO increased by $6,952. The loans are unsecured and due on demand.

Total outstanding related party debt (principal plus accrued interest) for the year ended May 31, 2011 was $432,953.

The Company shares office space and administrative costs in Vancouver with ScanTech Imaging Corp. (ScanTech”), a company controlled by the Company’s COO Murat Erbatur. The Company provides technical consulting services to ScanTech on an as required basis. For the year ended May 31, 2011 the total value of services provided was $100,313.

Director Independence

The Company’s Board of Directors has determined that none of its directors are independent based on the standards for director independence for the NYSE Amex Equities.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)

Audit related fees for audit Year ended May 31, 2011: $18,000

(2)

Audit related fees for audit Year ended May 31, 2010: $18,000

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

1. Report of Independent Registered Public Accounting Firm

2. Consolidated Balance Sheets

3. Consolidated Statements of Operations and Other Comprehensive Loss

4. Consolidated Statements of Cash Flows

5. Condensed Notes to the Consolidated Financial Statements

(b) The following Exhibits are filed by attachment to this Annual Report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION
23.1(2)	Consent of Mark Bailey & Co Ltd.
31(2)	Certification of Michael F. Holloran Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32(2)	Certification of Michael F. Holloran Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS(1)(2)	XBRL Instance Document
101.SCH(1)(2)	XBRL Taxonomy Extension Schema Document
101.CAL(1)(2)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)(2)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)(2)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

(2)

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

Dated:   September 29, 2011

               Intelligent Living Corp

               By:  /s/ Michael F. Holloran

                    ________________________

                    Michael F. Holloran,

                    President, Chief Executive Officer, Principal Financial and Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 29, 2011.

     SIGNATURE                              CAPACITY

________________________________________________________________________

/s/  Michael F. Holloran

President, Chief Executive Officer, Principal Financial and Accounting Officer and Director

_____________________

     Michael F. Holloran

/s/  Murat Erbatur

_____________________

Chief Operating Officer and Director

     Murat Erbatur