Form 10-Q
period 2011-08-31
Intelligent Living Corp
filed 2011-10-17
CIK 1073362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended August 31, 2011

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

As of August 31, 2011, the registrant had outstanding 105,945,324 shares of its $.001 par value Common Stock.

Transitional Small Business Disclosure Format: Yes☐  No ☑

INTELLIGENT LIVING CORP.

FORM 10Q

For the Quarterly Period Ended August 31, 2010

TABLE OF CONTENTS

Page

PART I

FINANCIAL INFORMATION

3

ITEM 1

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets as of August 31, 2011 (Unaudited) and May 31, 2011

3

Consolidated Statements of Operations for the Three Months ended August 31, 2011 and 2010  (Unaudited)

4

Consolidated Statements of Cash Flows for the Three Months ended August 31, 2011 and 2010 (Unaudited)

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

Defaults upon Senior Securities

17

ITEM 4

Submission of Matters to a Vote of Security Holders

17

ITEM 5

Other Information

17

ITEM 6

Exhibits

17

SIGNATURE PAGE

18

PART  I.  FINANCIAL  INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTELLIGENT LIVING CORP.
CONSOLIDATED BALANCE SHEETS
	August 31,	May 31,
	2011	2011
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,131	$3,475
Accounts receivable, net	30,671	16,934
Accounts receivable related party	14,721	20,078
Prepaid expenses	3,612	3,617
Inventory, net	17,498	9,582
GST/PST tax refundable	-	782
TOTAL CURRENT ASSETS	$69,633	$54,468

PROPERTY & EQUIPMENT, NET	16,230	19,300

OTHER ASSETS
Goodwill	243,672	243,701
TOTAL OTHER ASSETS	243,672	243,701
TOTAL ASSETS	$329,535	$317,469

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Line of credit	52,181	48,253
Accounts payable	100,448	92,371
Accrued liabilities	303,962	296,067
Accrued interest	246,053	232,279
Short term notes and debentures	103,505	103,533
Short term loans - related party	459,385	424,302
Current liabilities related to discontinued operations
Accrued liabilities	80,000	80,000
TOTAL CURRENT LIABILITIES	$1,345,534	$1,276,805

LONG-TERM LIABILITIES
Debentures	693,253	693,253
TOTAL LONG TERM LIABILITIES	693,253	693,253
TOTAL LIABILITIES	2,038,787	1,970,058

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Common stock, 800,000,000 shares authorized, $0.001 par value; 105,945,324 issued and outstanding	105,944	105,944
Additional paid in capital	13,041,747	13,041,747
Accumulated deficit	(14,748,918)	(14,691,501)
Accumulated other comprehensive (loss)	(108,025)	(108,779)
TOTAL STOCKHOLDERS' (DEFICIT)	$(1,709,252)	$(1,652,589)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$329,535	$317,469

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	For the 3 month period ended
	August 31,
	2011	2010
	(unaudited)	(unaudited)
REVENUES
Intelligent Home: Equipment & Services	$62,762	$108,474
COST OF REVENUES
Intelligent Home: Equipment & Services	33,014	42,462
GROSS PROFIT	29,748	66,012

EXPENSES
Selling expense	3,175	34
Salaries	20,285	12,461
Depreciation	3,062	7,594
Office & Administrative	41,103	23,310
TOTAL OPERATING EXPENSES	67,625	43,399

(LOSS) FROM OPERATIONS	(37,877)	22,613

OTHER INCOME (EXPENSE)
Other expense	83	17,568
Beneficial conversion and fee discount expense	-	(6,972)
Interest expense	(19,034)	(20,388)
TOTAL OTHER INCOME (EXPENSE)	(18,951)	(9,792)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(56,828)	12,821

(LOSS) FROM DISCONTINUED OPERATIONS	(589)	(15,229)

CONSOLIDATED NET (LOSS) BEFORE INCOME TAX	(57,417)	(2,408)
Income Tax Expense	-	-
NET (LOSS)	$(57,417)	$(2,408)
EARNINGS PER SHARE BASIC AND DILUTED
Gain (Loss) income per share from continuing operations	(0.00)	0.00
(Loss) per share from discontinued operations	(0.00)	(0.00)
Net (Loss) per share	(0.00)	(0.00)
Weighted average number of common stock shares outstanding, basic and diluted	105,945,324	63,292,874

OTHER COMPREHENSIVE (LOSS)
Foreign currency translation gain	754	2,053

COMPREHENSIVE (LOSS)	$(56,663)	$(355)

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the 3 month period ended
	August 31,
	2011	2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,417)	$(2,408)
Adjustments to reconcile net loss
to net cash provided by (used by) operating activities:
Amortization of debt discount	-	6,973
Depreciation / Amortization	3,062	10,956
Decrease (increase), net of acquisition, in:
Accounts receivable	(13,737)	(50,433)
Accounts receivable related party	5,357	-
Prepaid expenses	-	(5)
Inventory	(7,916)	9,418
Increase (decrease), net of acquisition, in:
Accrued liabilities and interest	21,680	23,404
Accounts payable	8,077	3,017
GST tax refundable	782	(57)
Deposits	-	849
Net cash provided by / (used in) operating activities	(40,112)	1,714

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(11,615)
Net cash used in investing activities	-	(11,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Line of Credit	3,928	5,034
Proceeds of loans, related party	35,083	3,908
Repayment of loans, related party	-	(1,516)
Net cash provided by financing activities	39,011	7,426

Net decrease in cash	(1,101)	(2,475)

Effect of foreign exchange on cash	757	2,053

Cash, beginning of period	3,475	3,931

Cash, end of period	$3,131	$3,509

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$5,838	$5,879
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt and interest	$-	$85,000

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Intelligent Living Corp (“ILC”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998. Through its wholly owned subsidiary MCM Integrated Technologies, Ltd. (“MCM”) the Company offers automation solutions for single and multi unit new construction and existing buildings, using both traditional component and PC based systems. The Company designs, supplies, installs, upgrades and services home automation systems, energy use monitoring and conservation systems including: structured wiring, security and access control systems, lighting, HVAC and environmental controls, energy use monitoring and reduction systems and distributed audio/video systems. MCM has supplied custom IT solutions since 1994 and home automation and energy management solutions since 2003. The Company has offices in Vancouver British Columbia and Phoenix Arizona.

In response to the downturn in the U.S. housing market the Company shifted its focus to the western Canadian housing market and initiated technology cooperation on a best efforts basis with Kilia Teknologi, a leading security surveillance group in the Republic of Turkey. The western Canadian housing market, and in particular the greater Vancouver housing market, have remained strong with new construction, price appreciation and inventory levels at historical levels. The Company is active with projects in southwest BC. Customers include technology consumers, residential home owners, developers and builders of single family and multi-unit developments and commercial businesses.

The Company is evaluating opportunities to expand its business activities through expansion vertically within the Company’s current green building, home automation and energy conservation sectors. The Company has recently tendered to supply design build services for First Nations housing and is looking at design build opportunities for small footprint multiple occupancy homes in the greater Vancouver area.

The Company previously engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In July 2006, as a result of a breach of the Company’s exclusivity agreement with its principal supplier by its principal supplier and other production related issues the board of directors began an evaluation of alternative business models and opportunities. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process is expected to wind down in fiscal 2012.

Results from ongoing operations reported for the periods ending August 31, 2011 and 2010 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support. Results from discontinued operations consist of miscellaneous charges related pursuing legal recourse against the Company’s home décor supplier.

The Company’s year-end is May 31.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended May 31, 2011. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011

(Unaudited)

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At August 31, 2011, the Company had a working capital deficit of $1,275,901, an accumulated deficit of $14,748,918 and historically has reported negative cash flows from consolidated operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011

(Unaudited)

Recent Accounting Pronouncements

There have been no recently issued accounting pronouncements since the filing of the Company’s Form 10K for the year ended May 31, 2011 that are expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 3 - COMMON STOCK

The Company did not issue shares during the quarter ended August 31, 2011.

NOTE 4 – RELATED PARTIES

The Company had short-term loans outstanding to corporate officers at May 31, 2011 in the amount of $424,302. They are unsecured, due on demand and bear interest at an average rate of 7.2%. Accrued interest to May 31, 2011 was $8,651.

During the three months ended August 31, 2011 loans from the Company’s officers increased by $35,083, which is uncollateralized and due on demand. The Company repaid the Company’s officers $5,838 of interest in cash and accrued $1,336 in interest. Total outstanding related party debt [principal plus accrued interest] for the period ended August 31, 2011 and May 31, 2011 was respectively $469,361 and $432,953.

The following table summarizes the position of notes, and amounts due to related parties at August 31, 2011:

Related Parties	Principal Outstanding on August 31, 2011	Interest Accrued to August 31, 2011
short-term notes	$459,385	$9,976
Total	$459,385	$9,976

The Company shares office space and administrative costs in Vancouver with ScanTech Imaging Corp. (“ScanTech”), a company controlled by Murat Erbatur the Company’s COO. The Company provides technical consulting services to ScanTech and Scan Tech’s clients on an as needed basis. For the period ended August 31, 2011 the total value of services provided was nil. At August 31, 2011 $14,721 was receivable from ScanTech.

NOTE 5 – THIRD PARTY NOTES AND DEBENTURES PAYABLE

The total third party note principal outstanding on August 31, 2011 was $28,505.

The total third party debenture principal outstanding on August 31, 2011 was $768,253 consisting of $75,000 short term debenture principal and $693,253 long term debenture principal. The following table summarizes the outstanding principal and discounts associated with debentures and principal amounts of notes outstanding at August 31, 2011.

Debentures			Notes	Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	End of Period Balance Sheet Amount
$768,253	nil	$768,253	$28,505	$796,758

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011

(Unaudited)

The principal and accrued interest on notes and debentures as at August 31, 2011 are summarized in the following table:

Notes and Debentures	Principal Amount at Aug 31, 2011	Weighted Average Interest Rate		Accrued Interest to Aug 31, 2011
Third Party Notes	$28,505	nil	$	nil
Third Party Debentures	768,253	6.5%		236,007
Total	$796,758	6.2%		$236,077

Principal payments on notes and debentures payable in the years ending May 31, 2012 through 2016 are as follows:

Fiscal Year	Principal
2012	$103,505
2013	-
2014	$232,480
2015	$460,773
2016	-
Total	$796,758

NOTE 6 – DISCONTINUED OPERATIONS

At August 31, 2011, the Company had disposed of all discontinued inventory and fully depreciated all plant and equipment assets. At August 31, 2011, assets from discontinued operations were de minimis.

Liabilities from discontinued operations consisted of:

Description	August 31, 2011

Professional fees	$80,000
Total liabilities related to discontinued operations	$80,000

The loss from discontinued operations, recorded for the period ended August 31, 2011, were a result of miscellaneous charges related pursuing legal recourse against the Company’s home décor supplier.

NOTE 7 – CHANGES IN PRESENTATION OF COMPARATIVE STATEMENTS

The presentation of certain amounts for previous periods has been reclassified to conform to the presentation adopted for the current period.

 INTELLIGENT LIVING CORP.

FORM 10-Q

For the Quarterly period ended August 31, 2011

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

OVERVIEW

Intelligent Living Corp (“ILC”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998. Through its wholly owned subsidiary MCM Integrated Technologies, Ltd. (“MCM”) the Company offers automation solutions for single and multi unit new construction and existing buildings, using both traditional component and PC based systems. The Company designs, supplies, installs, upgrades and services home automation systems, energy use monitoring and conservation systems including: structured wiring, security and access control systems, lighting, HVAC and environmental controls, energy use monitoring and reduction systems and distributed audio/video systems. MCM has supplied custom IT solutions since 1994 and home automation and energy management solutions since 2003. The Company has offices in Vancouver British Columbia and Phoenix Arizona.

In response to the downturn in the U.S. housing market the Company shifted its focus to the western Canadian housing market and initiated technology cooperation on a best efforts basis with Kilia Teknologi, a leading security surveillance group in the Republic of Turkey. The western Canadian housing market, and, in particular, the greater Vancouver housing market have remained strong with new construction, price appreciation and inventory at historical levels. The Company is active with projects in southwest BC. Customers include technology consumers, residential home owners, developers and builders of single family and multi-unit developments and commercial businesses.

The Company is evaluating opportunities to expand its business activities through expansion vertically within the Company’s current green building, home automation and energy conservation sectors. The Company has recently tendered to supply design build services for First Nations housing and is looking at design build opportunities for small footprint multiple occupancy homes in the greater Vancouver area.

The Company previously engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In July 2006, as a result of a breach of the Company’s exclusivity agreement with its principal supplier by its principal supplier and other production related issues the board of directors began an evaluation of alternative business models and opportunities. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process is expected to wind down in fiscal 2012.

Results from ongoing operations reported for the periods ending August 31, 2011 and 2010 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support. Results from discontinued operations reflect miscellaneous charges related pursuing legal recourse against the Company’s home décor supplier.

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

During the three month period June 1, 2011 through August 31, 2011, the US dollar to Canadian Dollar exchange rate has varied from a low of 1.0067 on August 10, 2011 to a high of 1.0590 on July 27, 2011. The closing exchange rate was 1.0223 and the average exchange rate over the 3 month period ended August 31, 2011 was 1.0287 resulting in comprehensive income of $754 for the period ended August 31, 2011.

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

During the year ended May 31, 2011, loans from the Company’s CEO increased by $41,581 and loans from the Company’s COO increased by $6,952. The loans are unsecured and due on demand and accrued interest at an average rate of 7.4%. Total outstanding related party debt (principal plus accrued interest) for the year ended May 31, 2011 was $432,953.

During the three months ended August 31, 2011 loans from the Company’s CEO increased by $18,661 and loans from the Company’s COO increased by $16,422. Related party loans are uncollateralized and due on demand. The Company repaid the Company’s COO $5,838 of interest in cash and accrued $1,336 in interest due the Company’s CEO. Total outstanding related party debt [principal plus accrued interest] for the period ended August 31, 2011 and May 31, 2011 was respectively $469,361 and $432,953.

The Company shares office space and administrative costs in Vancouver with ScanTech Imaging Corp. (“ScanTech”), a company controlled by Murat Erbatur the Company’s COO. The Company provides technical consulting services to ScanTech and Scan Tech’s clients on an as needed basis. For the period ended August 31, 2011 the total value of services provided was nil.

RESULTS OF OPERATIONS – for the three months ended August 31, 2011 and August 31, 2010

For the 3 months ended August 31, 2011, revenues from continuing operations were $62,762 compared to $108,474 in the same period ending last year, a decrease of 42%. Revenues are a result of the sale of smart home products and services. The decrease in revenue is the net of a 13% increase in the value of residential installations combined with an unexpected reduction in related party technical consulting work.

For the 3 months ended August 31, 2011, gross profit was $29,748 compared to $66,012 in the same period in the prior year, a decrease of 55%. Gross margin (gross profit as a percent of revenue) was 47%, compared to 61% for the same period in the prior year. The reduced gross profit and gross margin are a result of the reduction in related party technical consulting work.

Operating expenses for the 3 months ending August 31, 2011 were $67,625 versus $43,399 for the same period in the prior year, an increase of 56%. The increase in operating expenses resulted from a 63% increase in salary costs as a result of project scheduling demands, a 60% decrease in depreciation expenses, and a 76% increase in administration expenses resulting principally from fees related to the audit of the Company’s 2011 year, accrual towards the current year’s audit fees and expenses, fees related to the design and implementation of the Company’s updated web site and fees related to the design of single family and multi-residence homes specific to the needs of First Nations communities.

The Company recorded an operating loss profit from continuing operations of ($37,877) for the period ending August 31, 2011 compared to an operating profit of $22,613 for the same period in the prior year.

Total other expenses for the three month period ending August 31, 2011 were $18,951 compared to $9,792 for the comparable period in the prior year. In the period ended August 31, 2011 the Company recorded a 100% reduction in accretion expenses associated with the Company’s historical debenture financings and a small reduction in interest expense compared to the same period in the prior year. In the period ended August 31, 2010, the Company recorded other income of $17,310. In the current period ended August 31, 2011, other income was nil. The net result on other expenses in the current period was an increase of 94% compared to the comparable period in the prior year.

The net loss from continuing operations for the three month period ending August 31, 2011 was ($56,828) compared to a net profit of $12,821 in the comparable period in the prior year.

During the 3 months ended August 31, 2011 the Company incurred expenses associated with its discontinued wholesale business. The net loss from discontinued operations was ($589) compared to a net loss of ($15,229) for the comparable period in the prior year, a decrease of 96%. The decrease in expenses related to the Company’s discontinued operations reflects management’s ongoing efforts to eliminate liabilities associated with discontinued operations.

The total net loss for the 3 months ended August 31, 2011 was ($57,417) compared to a total net loss of ($2,408) for the corresponding period in the prior year. A gain of $754 was realized as a result of foreign currency translation and the resulting comprehensive loss the period ending August 31, 2010 was $(56,663) compared to a gain of $2,053 as a result of foreign currency translation and a comprehensive loss of ($355) for the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of August 31, 2011, our principal sources of liquidity included cash and cash equivalents, cash flow from our operating subsidiary, and shareholder and related party loans. At August 31, 2011, cash and cash equivalents totaled $3,131 compared to $3,475 at May 31, 2011.

Our business continues in transition and our liquidity must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our stage of re-development. The Company has historically operated in both the US and Canadian markets. The transition to the home automation sector through the acquisition of MCM Integrated Technologies occurred at the same time that the U.S. housing market entered a protracted period of substantially reduced home construction and renovation activity, declining home prices, extensive mortgage foreclosures and a contraction in the availability of consumer credit. The ongoing impairment in the U.S. and Canadian economies and financial markets has and will continue to impact the Company’s sales and liquidity for the foreseeable future.

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

Internal and External Sources of Capital

For the 3 month period ending August 31, 2011 the Company realized a loss from operations of ($56,828) and a net loss of ($57,417). As of August 31, 2011 the Company had a working capital deficit of $1,275,901 and limited assets to sell in order to create short or long term liquidity. Therefore, we are dependent on external sources for funding until such time as the Company develops positive net cash flow to maintain liquidity. Until such time as we have positive cash flow on a sustained basis, the dependence on external capital will remain. There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us.

Investing Activities

There were no investing activities during the 3 month period ending August 31, 2011.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we raised approximately $13.0 million from the sale of common stock and as at August 31, 2011 we have borrowings of approximately $1.26 million from investors and shareholders.  Funds from these sources were used as working capital to fund the development of the Company.

In the 3 month period ended August 31, 2011 the Company related party short term loans increased by $35,083 and line of credit increased by $3,928. These loans are interest bearing and due on demand.

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

The Company realized increased year-on-year revenue in its traditional service sector, a trend that is expected to continue through fiscal 2012. The Company did not realize any related party revenues during the first quarter of the current fiscal year. These services are provided on an as required basis and it is uncertain at this time whether the Company will realize the level of historical annual revenues from this source during the current fiscal year.  Efforts to fully wind down all activity associated with the Company’s discontinued operations are expected to be complete within the first half of fiscal 2012.

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

This has led to the development of eco and energy friendly designs for single family housing and multi-suite senior’s (elder’s) residences specific to the needs and budgets of First Nations communities and the development of designs for small footprint relief housing. The designs capitalize on modular construction techniques and utilize advanced building systems.

The Company has recently tendered and is in negotiations with a coastal First Nations band for turnkey design build housing. The opportunity within First Nations communities is extensive and the Company plans to continue efforts on developing this market over the coming year. The Company has also undertaken pro-forma analysis of multi-strata development opportunities suitable for those communities in the greater Vancouver area with zoning approval for building multi-strata units on single family residential lots. The Company is actively looking at ways and means of securing development funding and is examining the need for equity re-structuring as a pre-requisite for financing.

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

Cash flow from ongoing business activities combined with the availability of loans from related parties are estimated to be sufficient to sustain the current level of operations and planned activities through to the end of the current fiscal year.

OFF BALANCE-SHEET ARRANGEMENTS

During year ended May 31, 2011, and the three months ended August 31, 2011 the Company did not engage in any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit facility because borrowings under the facility are variable rate borrowings.  At the current time all of the borrowings under our credit agreements accrue interest at the Prime Rate plus the applicable margin.  Assuming that the balance on our variable interest loans as of August 31, 2011, was the same throughout the entire quarter, each 1.0% increase in the prime interest rate on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $4,508 per year.

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

MCM’s and Cardinal Points’ cash balances consist of Canadian Dollars and U.S. Dollars. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments.  For the 3month period ended August 31, 2011, MCM purchased approximately $10,000 of goods valued in US dollars for sale in Canadian dollars. For the 3 month period ended August 31, 2011, a 10% increase or decrease in the average level of the U.S. Dollar exchange rate against the Canadian Dollar with all other variables held constant would result in a realized gain or loss of approximately $982 in the purchase of US goods.

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

The fluctuation in the exchange rates resulted in foreign currency translation gains reflected in comprehensive gain in stockholders’ equity of $754 at August 31, 2011.  Future changes in the value of the U.S. dollar to Canadian dollar could have a material impact on our financial position.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive, Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of August 31, 2011. Based on that evaluation the Chief Executive, Principal Financial and Accounting Officer has concluded that, as of the end of the period covered by this report, there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the lack of monitoring or review of work performed by our management and lack of segregation of duties.  As of August 31, 2011, in the preparation of audited financial statements, footnotes and financial data, all of our financial reporting was carried out solely by our chief financial and accounting officer and we did not have an audit committee to monitor and review the work performed. The lack of segregation of duties resulted from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. Based on this evaluation the Chief Executive and Principal Financial Officer has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not  effective.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not currently involved in any litigation, nor do we know of any threatened litigation against us that would have a material effect on our financial condition.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No shares were issued during the 3 month period ended August 31, 2011

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

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

INTELLIGENT LIVING CORP

By: /s/ Michael F. Holloran

-------------------------------------

Michael F. Holloran

President, Chief Executive Officer, and

Principal Financial and Accounting Officer

Dated:  October 17, 2011

18