Form 10-Q
period 2011-11-30
Intelligent Living Corp
filed 2012-01-17
CIK 1073362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended November 30, 2011

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

As of January 17, 2012, the registrant had outstanding 120,945,575 shares of its $.001 par value Common Stock.

Transitional Small Business Disclosure Format: Yes☐  No ☑

INTELLIGENT LIVING CORP.

FORM 10Q

For the Quarterly Period Ended November 30, 2011

TABLE OF CONTENTS

Page

PART I

FINANCIAL  INFORMATION

3

ITEM 1

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets as of November 30, 2011 (Unaudited) and May 31, 2011

3

Consolidated Statements of Operations for the Three and Six Months ended

November 30, 2011 and 2010 (Unaudited)

4

Consolidated Statements of Cash Flows for the Six Months ended

November 30, 2011 and 2010 (Unaudited)

5

Condensed Notes to Consolidated Interim Financial Statements

6

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of

Continuing and Future Plan of Operation

11

ITEM 3

Quantitative and Qualitative Disclosures about Market Risk

17

ITEM 4T

Controls and Procedures

18

PART II

OTHER INFORMATION

19

ITEM 1

Legal Proceedings

19

ITEM 1A

Risk Factors

19

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

19

ITEM 3

Defaults upon Senior Securities

19

ITEM 4

Submission of Matters to a Vote of Security Holders

19

ITEM 5

Other Information

19

ITEM 6

Exhibits

19

SIGNATURE PAGE

20

PART  I.  FINANCIAL  INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTELLIGENT LIVING CORP.
CONSOLIDATED BALANCE SHEETS
	November 30,	May 31,
	2011	2011
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,010	$3,475
Accounts receivable, net	56,947	16,934
Accounts receivable related party	3,955	20,078
Prepaid expenses	3,423	3,617
Inventory, net	17,117	9,582
GST/PST tax refundable	80	782
TOTAL CURRENT ASSETS	$84,532	$54,468

PROPERTY & EQUIPMENT, NET	12,498	19,300

OTHER ASSETS
Goodwill	242,490	243,701
Other assets	14,774	15,610
Accumulated depreciation other assets	(14,774)	(15,610)
TOTAL OTHER ASSETS	242,490	243,701
TOTAL ASSETS	$339,520	$317,469

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Line of credit	$45,592	$48,253
Accounts payable	93,862	92,371
Accrued liabilities	123,960	296,067
Accrued interest	251,963	232,279
Short term notes and debentures	102,380	103,533
Short term loans - related party	353,560	424,302
Current liabilities related to discontinued operations
Accrued liabilities	80,000	80,000
TOTAL CURRENT LIABILITIES	$1,051,317	$1,276,805

LONG-TERM LIABILITIES
Debentures	693,253	693,253
Debentures and loans related parties	289,000	-
TOTAL LONG TERM LIABILITIES	982,253	693,253
TOTAL LIABILITIES	2,033,570	1,970,058

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Common stock, 800,000,000 shares authorized, $0.001 par value; 120,945,575 and 105,945,324 issued and outstanding, respectively	120,944	105,944
Additional paid in capital	13,035,747	13,041,747
Accumulated deficit	(14,763,438)	(14,691,501)
Accumulated other comprehensive (loss)	(87,303)	(108,779)
TOTAL STOCKHOLDERS' (DEFICIT)	$(1,694,050)	$(1,652,589)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$339,520	$317,469

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	For the 3 month period ended		For the 6 month period ended
	November 30,		November 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Intelligent Home: Equipment & Services	$102,848	$110,023	$165,610	$218,497
COST OF REVENUES
Intelligent Home: Equipment & Services	47,676	38,244	80,690	80,706
GROSS PROFIT	55,172	71,779	84,920	137,791
EXPENSES
Selling expense	(67)	-	3,108	34
Salaries	23,859	12,545	44,144	25,006
Depreciation	2,935	8,319	5,997	15,913
Office & Administrative	20,053	25,355	61,156	48,665
TOTAL OPERATING EXPENSES	46,780	46,219	114,405	89,618
INCOME (LOSS) FROM OPERATIONS	8,392	25,560	(29,485)	48,173
OTHER INCOME (EXPENSE)
Other expense	-	367	-	17,419
Beneficial conversion and fee discount expense	-	(6,973)	-	(13,945)
Interest income	-	-	82	-
Interest expense	(22,280)	(20,014)	(41,313)	(40,402)
Tax foreign filing reserve expense	-	(110,000)	-	(110,000)
TOTAL OTHER INCOME (EXPENSE)	(22,280)	(136,620)	(41,231)	(146,928)
(LOSS) FROM CONTINUING OPERATIONS	(13,888)	(111,060)	(70,716)	(98,755)
(LOSS) FROM DISCONTINUED OPERATIONS	(632)	(76,322)	(1,221)	(91,035)
CONSOLIDATED NET (LOSS) BEFORE INCOME TAX	(14,520)	(187,382)	(71,937)	(189,790)
Income Tax Expense	-	-	-	-
NET (LOSS)	$(14,520)	$(187,382)	$(71,937)	$(189,790)
EARNINGS PER SHARE BASIC AND DILUTED
(Loss) income per share from continuing operations	(0.00)	(0.00)	(0.00)	(0.00)
(Loss) per share from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net (Loss) per share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common stock shares outstanding, basic and diluted	113,033,236	83,531,466	109,470,165	73,356,873
OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain (loss)	20,722	(23,940)	21,476	(26,527)
COMPREHENSIVE GAIN (LOSS)	$6,202	$(211,322)	$(50,461)	$(216,317)

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the 6 month period ended
	November 30,
	2011	2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,937)	$(189,790)
Adjustments to reconcile net loss
to net cash provided by (used by) operating activities:
Amortization of debt discount	-	13,945
Depreciation / Amortization	5,997	22,592
Decrease (increase) in:
Accounts receivable	(40,013)	(78,102)
Accounts receivable related party	16,123	-
Prepaid expenses	-	458
Inventory	(7,535)	7,668
Increase (decrease) in:
Accrued liabilities and interest	34,307	213,986
Accounts payable	1,491	(2,559)
GST tax refundable	702	(334)
Deposits	-	849
Net cash provided by / (used in) operating activities	(60,865)	(11,287)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(12,502)

Net cash used in investing activities	-	(12,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Line of Credit	(2,661)	8,233
Proceeds of loans, related party	57,249	43,520
Repayment of loans, related party	-	(1,516)
Net cash provided by financing activities	54,588	50,237

Net increase (decrease) in cash	(6,277)	26,448

Effect of foreign exchange on cash	5,812	(27,195)

Cash, beginning of period	3,475	3,931

Cash, end of period	$3,010	$3,184

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$12,428	$12,504
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt and interest	$9,000	$261,000
Accrued liabilities converted to debenture	$180,000	-

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2011

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

The Company previously engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In July 2006, as a result of a breach of the Company’s exclusivity agreement with its principal supplier by its principal supplier and other production related issues the board of directors began an evaluation of alternative business models and opportunities. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations related to the home décor import and distribution business. This process is expected to wind down in calendar 2012.

On October 31, 2011 the Company’s board of directors approved a Consent Resolution amending the Company’s Articles of Incorporation including  a one for one hundred and fifty reverse split of the Company’s common stock, adjustment of the Company’s authorized capital to eight hundred million common shares and  five million preferred shares. The proposed amendments were approved by a majority of shareholders on November 1, 2011. The Company filed a preliminary Schedule 14C Information Statement outlining proposed amendments to the Company’s Articles of Incorporation on November 9, 2011 and a definitive Schedule 14C Information Statement on November 25, 2011. The Company set November 25, 2011 as the record date for notification to shareholders.

Results from ongoing operations reported for the periods ending November 30, 2011 and 2010 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support. Results from discontinued operations consist of miscellaneous charges related pursuing legal recourse against the Company’s home décor supplier.

The Company’s year-end is May 31.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2011

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At November 30, 2011, the Company had a working capital deficit of $966,785, an accumulated deficit of $14,763,438 and historically has reported negative cash flows from consolidated operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

November 30, 2011

(Unaudited)

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

NOTE 3 - COMMON STOCK

During the six months ended November 30, 2011 the Company issued 15,000,000 shares of its unregistered common stock for $9,000 of principal debt at a share price of $0.0006 per share. Conversion was made in accordance with the convertible note agreement.

NOTE 4 – RELATED PARTIES

The Company had short-term loans outstanding to corporate officers at May 31, 2011 in the amount of $424,302. They are unsecured, due on demand and bear interest at an average rate of 7.2%. Accrued interest to May 31, 2011 was $8,651.

During the quarter ended November 30, 2011, the Company amalgamated $180,000 of accrued liabilities, $115,388 of short term loan principal and $2,612 of accrued interest into a new related party debenture in the amount $298,000. The debenture bears interest at 6% and matures on June 1, 2014. The debenture is convertible into shares of common stock at a conversion price equal to the lowest closing bid price per share of the Company’s common stock for the 20 trading days immediately preceding the date of conversion or at a price of $0.0005 per share whichever is greatest. The Company determined that there was no derivative liability or beneficial conversion associated with the new debenture.

During the quarter ended November 30, 2011 the company converted $9,000 of related party debenture principal into 15 million shares of common stock at a share price of $0.0006 per share.

During the six months ended November 30, 2011 the balance sheet liability associated with loans from the Company’s officers increased by $37,671, which is uncollateralized and due on demand, and the Company repaid the Company’s officers $12,428 of interest in cash, accrued $4,766 in interest and converted $6,975 of accrued interest to short term loan principal. Total outstanding related party debt [principal plus accrued interest] for the period ended November 30, 2011 and May 31, 2011 was respectively $645,997 and $469,361.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2011

(Unaudited)

The following table summarizes the position of notes, and amounts due to related parties at November 30, 2011:

Related Parties	Principal Outstanding on November 30, 2011	Interest Accrued to November 30, 2011
Short-term notes	$353,560	$547
Debenture	$289,000	$2,890
Total	$642,560	$3,437

The Company shares office space and administrative costs in Vancouver with ScanTech Imaging Corp. (“ScanTech”), a company controlled by Murat Erbatur the Company’s COO. The Company provides technical consulting services to ScanTech and Scan Tech’s clients on an as needed basis. For the period ended November 30, 2011 the total value of services provided was nil. At November 30, 2011 $3,955 was receivable from ScanTech.

NOTE 5 – THIRD PARTY NOTES AND DEBENTURES PAYABLE

Third party short term principal outstanding on November 30, 2011 was $102,380, consisting of note principal $27,380 and debenture principal $75,000. Total third party long term principal outstanding on November 30, 2011 consisted of debenture principal of $693,253.  Total outstanding third party principal outstanding on November 30, 2011 was $768,253.

The following table summarizes the outstanding principal and discounts associated with debentures and notes outstanding at November 30, 2011.

Debentures			Notes	Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	End of Period Balance Sheet Amount
$768,253	nil	$768,253	$27,380	$795,633

The principal and accrued interest on notes and debentures as at November 30, 2011 are summarized in the following table:

Notes and Debentures	Principal Amount at Nov 30, 2011	Weighted Average Interest Rate		Accrued Interest to Nov 30, 2011
Third Party Notes	$27,380	nil	$	nil
Third Party Debentures	768,253	6.5%		248,526
Total	$795,633	6.2%		$248,526

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2011

(Unaudited)

Principal payments on notes and debentures payable in the years ending May 31, 2012 through 2016 are as follows:

Fiscal Year	Principal
2012	$102,380
2013	-
2014	$232,480
2015	$460,773
2016	-
Total	$795,633

NOTE 6 – DISCONTINUED OPERATIONS

At November 30, 2011, the Company had disposed of all discontinued inventory and fully depreciated all plant and equipment assets. At November 30, 2011, assets from discontinued operations were de minimis.

Liabilities from discontinued operations consisted of:

Description	November 30, 2011

Professional fees	$80,000
Total liabilities related to discontinued operations	$80,000

The loss from discontinued operations ($1,221), recorded for the 6 month period ended November 30, 2011, was a result of miscellaneous charges related pursuing legal recourse against the Company’s home décor supplier.

NOTE 7 – SUBSEQUENT EVENTS

On December 2, 2011 the Company provided a copy of the November 25, 2011 Definitive 14C Information Statement to shareholders of record of the Company’s common stock, par value $0.001 per share, on the record date as determined by the Company’s board of directors to be the close of business on November 25, 2011. The Company’s Articles of Incorporation were amended on December 22, 2011. The change will become effective in the market on approval of the Company’s corporate action by FINRA.

NOTE 8 – CHANGES IN PRESENTATION OF COMPARATIVE STATEMENTS

The presentation of certain amounts for previous periods has been reclassified to conform to the presentation adopted for the current period.

 INTELLIGENT LIVING CORP.

FORM 10-Q

For the Quarterly period ended November 30, 2011

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

On October 31, 2011 the Company’s board of directors approved a Consent Resolution amending the Company’s Articles of Incorporation including  a one for one hundred and fifty reverse split of the Company’s common stock, adjustment of the Company’s authorized capital to eight hundred million common shares and  five million preferred shares. The proposed amendments were approved by a majority of shareholders on November 1, 2011. The Company filed a preliminary Schedule 14C Information Statement outlining proposed amendments to the Company’s Articles of Incorporation on November 9, 2011 and a definitive Schedule 14C Information Statement on November 25, 2011. The Company set November 25, 2011 as the record date for notification to shareholders.

Results from ongoing operations reported for the periods ending November 30, 2011 and 2010 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support. Results from discontinued operations reflect miscellaneous charges related pursuing legal recourse against the Company’s home décor supplier.

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

During the six month period June 1, 2011 through November 30, 2011, the US dollar to Canadian Dollar exchange rate has varied from a low of 0.9467 on October 5, 2011 to a high of 1.0590 on July 27, 2011. The closing exchange rate was 0.9688 and the average exchange rate over the 6 month period ended November 30, 2011 was 1.0072 resulting in comprehensive income of $21,476 for the period ended November 30, 2011.

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

During the quarter ended November 30, 2011, the Company amalgamated $180,000 of accrued liabilities, $115,388 of short term loan principal and $2,612 of accrued interest due the Company’s CEO into a new related party debenture in the amount $298,000. During the quarter ended November 30, 2011 the company converted $9,000 of related party debenture principal into 15 million shares of common stock and $6,975 of accrued interest to short term loan principal.  During the six months ended November 30, 2011 short term loans from the Company’s CEO increased by $30,192 net of the debenture consolidation.  During the six months ended November 30, 2011 short term loans from the Company’s COO increased by $27,057. Related party short term loans are uncollateralized and due on demand. The Company repaid the Company’s COO $12,428 of interest in cash and accrued $4,766 in interest due the Company’s CEO. Total outstanding related party debt [principal plus accrued interest] for the period ended November 30, 2011 and May 31, 2011 was respectively $645,997 and $469,361.

The Company shares office space and administrative costs in Vancouver with ScanTech Imaging Corp. (“ScanTech”), a company controlled by Murat Erbatur the Company’s COO. The Company provides technical consulting services to ScanTech and Scan Tech’s clients on an as needed basis. For the period ended November 30, 2011 the total value of services provided was nil.

RESULTS OF OPERATIONS – for the six months and three months ended November 30, 2011 and November 30, 2010

For the 6 months ended November 30, 2011, revenues from continuing operations were $165,610 compared to $218,497 in the same period ending last year, a decrease of 24%. The decrease in revenue is the net of a 9% increase in the value of residential installations combined with a reduction in related party technical consulting work.  For the corresponding 2011 and 2010 3 month periods ended November 30 revenue was $102,848 and $110,023, a decrease of 7%. The decrease is the net of a 51% increase in the value of residential installations combined with a reduction in related party technical consulting work.

For the 6 months ended November 30, 2011, gross profit was $84,920 compared to $137,791 in the same period in the prior year, a decrease of 38%. Gross margin (gross profit as a percent of revenue) was 51%, compared to 63% for the same period in the prior year. For the corresponding 2011 and 2010 3 month periods ended November 30 gross profit was $55,172 and $71,779 a decrease of 23%. The reduced gross profit and gross margin are a result of the reduction in related party technical consulting work.

Operating expenses for the 6 months ending November 30, 2011 were $114,405 versus $89,618 for the same period in the prior year and $46,780 versus $46,219 for the 3 month periods ended November 30, 2011 and 2010. The year to date operating expense increase of 28% resulted from an increase in selling expenses, a 77% increase in salary costs as a result of increased staff levels due to project scheduling demands, a 62% decrease in depreciation expenses, and a 26% increase in administration expenses resulting principally from audit fees and expenses, fees related to the design and implementation of the Company’s updated web site and fees related to the design of single family and multi-residence homes specific to the needs of First Nations communities.  Operating expenses for the 3 month period ended November 30, 2011 were approximately equal to the operating expenses in the comparable period of the prior year with reduced depreciation and administration expenses offsetting increased salary costs.

The Company recorded an operating loss from continuing operations of ($29,485) for the 6 month period ended November 30, 2011 compared to an operating profit of $48,173 for the same period in the prior year. The Company recorded an operating profit from continuing operations of $8,392 for the 3 month period ended November 30, 2011 compared to an operating profit of $25,560 for the same period in the prior year, a decrease of 67%.

Total other expenses for the 6 month period ending November 30, 2011 were $41,231 compared to $146,928 for the comparable period in the prior year, a decrease of 72%. The decrease resulted from a onetime allowance for potential tax penalties accrued in the prior year, a 100% reduction in accretion expenses associated with the Company’s historical debenture financings and a small increase in interest expense compared to the same period in the prior year. Total other expenses for the 3 month period ended November 30, 2011 were $22,280 compared to $136,620 for the comparable period in the prior year. The decrease was almost entirely due to the prior year accrual for potential tax liabilities and current year elimination of accretion expenses.

The net loss from continuing operations for the 6 month period ending November 30, 2011 was ($70,716) compared to a net loss of ($98,755) in the comparable period in the prior year, a decrease of 28%. For the 3 month period ended November 30, 2011 the Company recorded a net loss from continuing operations of ($13,888) compared to a net loss of ($111,060) for the comparable period in the prior year, a decrease of 87%.

During the 6 month and 3 month periods ended November 30, 2011 the Company incurred expenses associated with its discontinued wholesale business. The net loss from discontinued operations was ($1,221) compared to a net loss of ($91,035) for the 6 month period and ($632) versus ($76,322) for the 3 month period in the prior year. The year-to-date 99% reduction in expenses is a result of the substantially complete windup of discontinued operations.

The consolidated net loss for the six months ended November 30, 2011 was ($71,937) compared to a total net loss of ($189,790) for the corresponding period in the prior year. A gain of $21,476 was realized as a result of foreign currency translation and the resulting comprehensive loss the period ending November 30, 2011 was $(50,461) compared to a loss of (26,527) as a result of foreign currency translation and a comprehensive loss of ($216,317) for the corresponding period in the prior year.

For the three months ended November 30, 2011 the total net loss was ($14,520) compared to ($187,382) for the corresponding period in the prior year. The Company recognized a gain of $20,722 on foreign currency translation for the three month period ended November 30, 2011 compared to a loss of ($23,940) for the same period in the prior year. The Company recorded a comprehensive gain of $6,202 for the three months ended November 30, 2011compared to a comprehensive loss of ($211,322) for the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of November 30, 2011, our principal sources of liquidity included cash and cash equivalents, cash flow from our operating subsidiary, and shareholder and related party loans. At November 30, 2011, cash and cash equivalents totaled $3,010 compared to $3,475 at May 31, 2011.

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

Internal and External Sources of Capital

For the 6 month period ending November 30, 2011 the Company realized a loss from operations of ($29,485) and a net loss of ($71,937). As of November 30, 2011 the Company had a working capital deficit of $966,785 and limited assets to sell in order to create short or long term liquidity. Therefore, we are dependent on external sources for funding until such time as the Company develops positive net cash flow to maintain liquidity. Until such time as we have positive cash flow on a sustained basis, the dependence on external capital will remain. There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us.

Investing Activities

There were no investing activities during the 6 month period ending November 30, 2011.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we raised approximately $13.0 million from the sale of common stock and as at November 30, 2011 we have borrowings of approximately $1.44 million from investors and shareholders.  Funds from these sources were used as working capital to fund the development of the Company.

In the 6 month period ended November 30, 2011 the balance sheet value of the Company’s related party short term loans increased by $37,671 and line of credit increased by $2,661. These loans are interest bearing and due on demand. The Company did not seek any new third party investment in the six month period ended November 30, 2011.

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

The Company realized increased year-on-year revenue in its traditional service sector, a trend that is expected to continue through fiscal 2012. The Company did not realize any related party revenues during the first quarter of the current fiscal year. These services are provided on an as required basis and it is uncertain at this time whether the Company will realize the level of historical annual revenues from this source during the current fiscal year.  Efforts to fully wind down all activity associated with the Company’s discontinued operations are expected to be complete within the first half of calendar 2012.

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

OFF BALANCE-SHEET ARRANGEMENTS

During year ended May 31, 2011, and the six months ended November 30, 2011 the Company did not engage in any off-balance sheet arrangements.

SUBSEQUENT EVENTS

On December 2, 2011 the Company provided a copy of the November 25, 2011 Definitive 14C Information Statement to shareholders of record of the Company’s common stock, par value $0.001 per share, on the record date as determined by the Company’s board of directors to be the close of business on November 25, 2011. The Company’s Articles of Incorporation were amended on December 22, 2011. The change will become effective in the market on approval of the Company’s corporate action by FINRA.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit facility because borrowings under the facility are variable rate borrowings.  At the current time all of the borrowings under our credit agreements accrue interest at the Prime Rate plus the applicable margin.  Assuming that the balance on our variable interest loans as of November 30, 2011, was the same throughout the entire quarter, each 1.0% increase in the prime interest rate on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $3,535 per year.

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

MCM’s and Cardinal Points’ cash balances consist of Canadian Dollars and U.S. Dollars. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments.  For the 6 month period ended November 30, 2011, MCM purchased approximately $25,000 of goods valued in US dollars for sale in Canadian dollars. For the 6 month period ended November 30, 2011, a 10% increase or decrease in the average level of the U.S. Dollar exchange rate against the Canadian Dollar with all other variables held constant would result in a realized gain or loss of approximately $2,500 in the purchase of US goods.

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

The fluctuation in the exchange rates resulted in foreign currency translation gains reflected in comprehensive gain in stockholders’ equity of $20,722 at November 30, 2011.  Future changes in the value of the U.S. dollar to Canadian dollar could have a material impact on our financial position.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive, Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of November 30, 2011. Based on that evaluation the Chief Executive, Principal Financial and Accounting Officer has concluded that, as of the end of the period covered by this report, there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the lack of monitoring or review of work performed by our management and lack of segregation of duties.  As of November 30, 2011, in the preparation of audited financial statements, footnotes and financial data, all of our financial reporting was carried out solely by our chief financial and accounting officer and we did not have an audit committee to monitor and review the work performed. The lack of segregation of duties resulted from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. Based on this evaluation the Chief Executive and Principal Financial Officer has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not  effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended November 30, 2011 the Company converted $9,000 of related party debt to 15,000,000 shares of its unregistered common stock at an average price of $0.0006 per share. Conversion was made in accordance with the convertible note agreement.

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

Dated:  January 17, 2012

20