Form 10-Q
period 2012-02-29
Intelligent Living Corp
filed 2012-04-16
CIK 1073362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended February 29, 2012

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

As of April 16, 2012, the registrant had outstanding 12,507,970 shares of its $.001 par value Common Stock.

Transitional Small Business Disclosure Format: Yes☐  No ☑

INTELLIGENT LIVING CORP.

FORM 10Q

For the Quarterly Period February 29, 2012

TABLE OF CONTENTS

Page

PART I

FINANCIAL  INFORMATION

3

ITEM 1

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets as of February 29, 2012 (Unaudited) and May 31, 2011

3

Consolidated Statements of Operations for the Three and Nine Months ended

February 29, 2012 and February 28, 2011 (Unaudited)

4

Consolidated Statements of Cash Flows for the Nine Months ended

February 29, 2012 and February 28, 2011 (Unaudited)

5

Condensed Notes to Consolidated Interim Financial Statements

6

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of

Continuing and Future Plan of Operation

12

ITEM 3

Quantitative and Qualitative Disclosures about Market Risk

18

ITEM 4T

Controls and Procedures

19

PART II

OTHER INFORMATION

20

ITEM 1

Legal Proceedings

20

ITEM 1A

Risk Factors

20

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

20

ITEM 3

Defaults upon Senior Securities

20

ITEM 4

Submission of Matters to a Vote of Security Holders

20

ITEM 5

Other Information

20

ITEM 6

Exhibits

20

SIGNATURE PAGE

21

PART  I.  FINANCIAL  INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTELLIGENT LIVING CORP.
CONSOLIDATED BALANCE SHEETS
	February 29,	May 31,
	2012	2011
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,867	$3,475
Accounts receivable, net	38,575	16,934
Accounts receivable related party	-	20,078
Prepaid expenses	3,544	3,617
Inventory, net	37,698	9,582
GST/PST tax refundable	77	782
TOTAL CURRENT ASSETS	$82,761	$54,468

PROPERTY & EQUIPMENT, NET	11,857	19,300

OTHER ASSETS
Goodwill	243,250	243,701
Other assets	15,299	15,610
Depreciation other assets	(15,299)	(15,610)
TOTAL OTHER ASSETS	243,250	243,701
TOTAL ASSETS	$337,868	$317,469

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Line of credit	33,944	48,253
Accounts payable	100,767	92,371
Accrued liabilities	120,171	296,067
Accrued interest	261,423	232,279
Short term notes and debentures	103,103	103,533
Short term loans - related party	408,210	424,302
Current liabilities related to discontinued operations
Accrued liabilities	-	80,000
Short term note payable	61,250	-
TOTAL CURRENT LIABILITIES	$1,088,868	$1,276,805

LONG-TERM LIABILITIES
Debentures	655,753	693,253
TOTAL LONG TERM LIABILITIES	655,753	693,253
TOTAL LIABILITIES	1,744,621	1,970,058

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Common stock, 800,000,000 shares authorized, $0.001 par value; 12,507,970 and 706,970 issued and outstanding, respectively	12,508	707
Additional paid in capital	13,495,213	13,146,984
Accumulated deficit	(14,814,432)	(14,691,501)
Accumulated other comprehensive (loss)	(100,042)	(108,779)
TOTAL STOCKHOLDERS' (DEFICIT)	$(1,406,753)	$(1,652,589)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$337,868	$317,469

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	For the 3 month period ended		For the 9 month period ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Intelligent Home: Equipment & Services	$67,488	$61,660	$233,098	$280,157
COST OF REVENUES
Intelligent Home: Equipment & Services	45,463	27,653	126,153	108,359
GROSS PROFIT	22,025	34,007	106,945	171,798

EXPENSES
Selling expense	93	86	3,201	120
Salaries	21,040	14,504	65,184	39,510
Depreciation	1,043	4,968	7,040	20,881
Office & Administrative	27,471	19,883	88,627	68,548
TOTAL OPERATING EXPENSES	49,647	39,441	164,052	129,059

INCOME (LOSS) FROM OPERATIONS	(27,622)	(5,434)	(57,107)	42,739

OTHER INCOME (EXPENSE)
Other expense	-	132	-	17,551
Beneficial conversion and fee discount expense	-	-	-	(13,945)
Interest income	-	-	81	-
Interest expense	(21,670)	(18,713)	(63,761)	(59,115)
Tax foreign filing reserve expense	-	-	-	(110,000)
TOTAL OTHER INCOME (EXPENSE)	(21,670)	(18,581)	(63,680)	(165,509)

(LOSS) FROM CONTINUING OPERATIONS	(49,292)	(24,015)	(120,787)	(122,770)

(LOSS) FROM DISCONTINUED OPERATIONS	(1,702)	(84,734)	(2,144)	(175,769)

CONSOLIDATED NET (LOSS) BEFORE INCOME TAX	(50,994)	(108,749)	(122,931)	(298,539)
Income Tax Expense	-	-	-	-
NET (LOSS)	$(50,994)	$(108,749)	$(122,931)	$(298,539)
EARNINGS PER SHARE BASIC AND DILUTED
(Loss) income per share from continuing operations	(0.01)	(0.03)	(0.05)	(0.17)
(Loss) per share from discontinued operations	(0.00)	(0.11)	(0.00)	(0.24)
Net (Loss) per share	(0.01)	(0.14)	(0.05)	(0.41)
Weighted average number of common stock shares outstanding, basic and diluted	5,646,157	753,557	2,363,050	729,801

OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain (loss)	7,983	(16,201)	8,737	(42,728)

COMPREHENSIVE GAIN (LOSS)	$(43,011)	$(124,950)	$(114,194)	$(341,267)

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the 9 month period ended
	February 29,
	2012	2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(122,931)	$(298,539)
Adjustments to reconcile net loss
to net cash provided by (used by) operating activities:
Amortization of debt discount	-	13,945
Depreciation / Amortization	7,040	30,820
Decrease (increase), net of acquisition, in:
Accounts receivable	(21,641)	(33,664)
Accounts receivable related party	20,078	-
Prepaid expenses	-	309
Inventory	(28,116)	4,636
Increase (decrease), net of acquisition, in:
Accrued liabilities and interest	45,746	298,189
Accounts payable	8,396	178
GST tax refundable	705	(548)
Deposits	-	849
Net cash provided by / (used in) operating activities	(90,723)	16,175

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(13,934)
Net cash used in investing activities	-	(13,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Line of Credit	(14,309)	867
Proceeds of loans, related party	100,350	53,029
Repayment of loans, related party	-	(11,687)
Net cash provided by financing activities	86,041	42,209

Net decrease in cash	(4,682)	44,450

Effect of foreign exchange on cash	4,074	(43,442)

Cash, beginning of period	3,475	3,931

Cash, end of period	$2,867	$4,939

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$18,869	$18,768
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt and interest	$360,030	$261,000
Accrued liabilities converted to debenture	$180,000	-
Accrued liabilities converted to note payable	$80,000	-

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Intelligent Living Corp (“ILC”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998. Through its wholly owned subsidiary MCM Integrated Technologies, Ltd. (“MCM”) the Company offers renovation and design services and automation solutions for single and multi unit new construction and existing buildings. The Company designs, supplies and supervises renovations for existing single and multiunit residential units and designs, supplies, installs, upgrades and services home automation systems, energy use monitoring and conservation systems. Incorporated in 1994 MCM has supplied home automation and energy management solutions since 2003. The Company has offices in Vancouver British Columbia and Phoenix Arizona.

In 2008 the Company shifted its focus to the western Canadian housing market and initiated technology cooperation on a best efforts basis with Kilia Teknologi, a leading security surveillance group in the Republic of Turkey. The western Canadian housing market, and in particular the greater Vancouver housing market, have remained strong with new construction and renovation projects. The Greater Vancouver housing market continues to be balanced and has experienced long term price appreciation. Average selling prices for detached and attached single family homes were 11 percent higher in December 2011 compared to pre-recession prices in March 2008. The Company is active with projects in southwest BC.

The Company is evaluating opportunities to expand its business activities through expansion vertically within the Company’s current green building, renovation, home automation and energy conservation sectors. The Company has recently tendered to supply design build services for First Nations housing and is looking at design build opportunities for small footprint multiple occupancy homes in the greater Vancouver area. The Company recently completed a major renovation of a penthouse condominium in Vancouver. This project is a blueprint and showcase for the Company’s green building, home automation and energy conservation capabilities.

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

On October 31, 2011 the Company’s board of directors approved a Consent Resolution amending the Company’s Articles of Incorporation to affect a one for one hundred and fifty reverse split of the Company’s common stock, and adjustment of the Company’s authorized capital to eight hundred million common shares and five million preferred shares. The proposed amendments were approved by a majority of shareholders on November 1, 2011. The Company filed a preliminary Schedule 14C Information Statement outlining proposed amendments to the Company’s Articles of Incorporation on November 9, 2011 and a definitive Schedule 14C Information Statement on November 25, 2011. The Company set November 25, 2011 as the record date for notification to shareholders. The Company filed the amended Articles of Incorporation with the Nevada Secretary of State on December 12, 2012, with an effective posting date of December 22, 2012. The reverse split was approved for trading purposes by the Financial Industry Regulatory Authority [FINRA] on January 18, 2012.

Results from ongoing operations reported for the periods ending February 29, 2012 and February 28, 2011 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support. Results from discontinued operations consist of miscellaneous

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

(Unaudited)

charges related pursuing legal recourse against the Company’s home décor supplier.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At February 29, 2012, the Company had a working capital deficit of $1,006,107, an accumulated deficit of $14,814,432 and historically has reported negative cash flows from consolidated operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Continuation of the Company is dependent on achieving sufficiently profitable operations and obtaining additional financing. Management has and is continuing to raise additional capital from various sources. There can be no assurances that the Company will be continue to be successful in raising additional capital. The financial statements do not include any adjustment relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

February 29, 2012

(Unaudited)

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The guidance improves the comparability of financial reporting and facilitates the convergence of U.S. GAAP and IFRS be amending the guidance in ASC 220, Comprehensive Income.  Under the amended guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance is effective retrospectively for annual and interim periods beginning after December 15, 2011.  The adoption of the guidance is not expected to have a material impact on the Company's Consolidated Financial Statements or the Notes thereto.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting  pronouncements that have been issued that might have a material impact on its financial position or results of operations, or cash flows

NOTE 3 - COMMON STOCK

On October 31, 2011 the Company’s board of directors approved a Consent Resolution amending the Company’s Articles of Incorporation to affect a one for one hundred and fifty reverse split of the Company’s common stock, and adjustment of the Company’s authorized capital to eight hundred million common shares and five million preferred shares. The proposed amendments were approved by a majority of shareholders on November 1, 2011. Following notification to shareholders, the Company filed the amended Articles of Incorporation with the Nevada Secretary of State on December 12, 2012, with an effective posting date of December 22, 2012. The reverse split was approved by FINRA for trading purposes on January 18, 2012.

During the nine months ended February 29, 2012 the Company issued shares of its unregistered common stock as summarized in the following table. All conversions were made in accordance with the terms of the underlying agreements.

Number of Shares	Debt Conversion Principal	Debt Conversion Accrued Interest	Price per Share
100,000	$9,000	-	$0.09
11,701,000	$345,250	$5,780	$0.03

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

(Unaudited)

NOTE 4 – RELATED PARTIES

The Company had short-term loans outstanding to corporate officers at May 31, 2011 in the amount of $424,302. They are unsecured, due on demand and bear interest at an average rate of 7.2%. Accrued interest to May 31, 2011 was $8,651.

During the quarter ended February 29, 2012, the Company amalgamated $180,000 of accrued liabilities, $115,388 of short term loan principal and $2,612 of accrued interest into a new related party debenture in the amount $298,000. The debenture bears interest at 6% and matures on June 1, 2014. The debenture is convertible into shares of common stock at a conversion price not less than the greater of $0.0005 per share or the lowest closing price of the Company’s Common Stock for any trading day on which a Notice of Conversion is received, or for any of the 20 consecutive days on which shares of the Company traded immediately preceding the date of receipt of each Notice of Conversion. The Company determined that there was no derivative liability or beneficial conversion associated with the new debenture.

During the quarter ended February 29, 2012 the company converted $9,000 of related party debenture principal into 100,000 shares of common stock at a share price of $0.09 per share. During the quarter ended February 29, 2012 the company converted $289,000 of debenture principal and $5,780 of debenture accrued interest into 9,826,000 shares of common stock at a share price of $0.03 per share. All conversions were made in accordance with the underlying debt agreement.

During the nine months ended February 29, 2012 the balance sheet liability associated with loans from the Company’s officers increased by $92,170. These loans are uncollateralized and due on demand. The Company paid the Company’s officers $18,869 of interest in cash, accrued interest of $7,733, converted $7,127 of accrued interest to short term loan principal, and converted $5,780 of accrued interest into common stock. Total outstanding related party debt [principal plus accrued interest] for the period ended February 29, 2012 and May 31, 2011 was respectively $408,846 and $469,361.

The following table summarizes the position of notes, and amounts due to related parties at February 29, 2012:

Related Parties	Principal Outstanding on February 29, 2012	Interest Accrued to February 29, 2012
Short-term notes	$408,210	$636
Total	$408,210	$636

The Company shares office space and administrative costs in Vancouver with ScanTech Imaging Corp. (“ScanTech”), a company controlled by Murat Erbatur the Company’s COO. The Company provides technical consulting services to ScanTech and Scan Tech’s clients on an as needed basis. For the period ended February 29, 2012 the total value of services provided was nil.

NOTE 5 – THIRD PARTY NOTES AND DEBENTURES PAYABLE

In December 2011 the Company reclassified $80,000 of accrued liability into a non interest bearing convertible note maturing on June 1, 2012. The accrued liability resulted from professional fees payable under a consulting contract dated July 2010. Pursuant to terms of the consulting contract, the note formalizes the Company’s option to settle the outstanding liability through issuance of common stock and the effective date of the note tacks back to December 2010 reflecting the period in which the Company realized the benefit of the services. The note is convertible into shares of the Company’s common stock at a conversion

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

(Unaudited)

price not less than the greater of $0.0005 per share or the lowest closing price of the Company’s Common Stock for any trading day on which a Notice of Conversion is received, or for any of the 20 consecutive days on which shares of the Company traded immediately preceding the date of receipt of each Notice of Conversion. The Company determined that there was no derivative liability or beneficial conversion associated with the note.

During the quarter ended February 29, 2012 the Company converted $56,250 of third party debt principal into 1,875,000 shares of common stock at a share price of $0.03 per share. All conversions were made in accordance with the underlying debt agreements.

Third party short term principal outstanding on February 29, 2012 was $164,353, consisting of note principal $89,353 and debenture principal $75,000. Total third party long term principal outstanding on February 29, 2012 consisted of debenture principal of $655,753.  Total outstanding third party principal outstanding on February 29, 2012 was $820,106.

The following tables summarize the outstanding principal and discounts associated with debentures and notes outstanding at May 31, 2011 and February 29, 2012.

May 31, 2011
Debentures			Notes	Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	End of Period Balance Sheet Amount
$768,253	nil	$768,253	$28,533	$796,786
February 29, 2012
Debentures			Notes	Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	End of Period Balance Sheet Amount
$730,753	nil	$730,753	$89,353	$820,106

The principal and accrued interest on notes and debentures as at May 31, 2011 and February 29, 2012 are summarized in the following tables:

Notes and Debentures	Principal Amount at May 31, 2011	Weighted Average Interest Rate		Accrued Interest May 31, 2011
Third Party Notes	$28,533	NIL	$	NIL
Third Party Debentures	768,253	6.4%		223,628
Total	$796,786	6.0%		$223,628

Notes and Debentures	Principal Amount at Feb 29, 2012	Weighted Average Interest Rate		Accrued Interest Feb 29, 2012
Third Party Notes	$89,353	NIL	$	nil
Third Party Debentures	730,753	6.5%		260,787
Total	$820,106	6.2%		$260,787

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

(Unaudited)

Principal payments on notes and debentures payable in the years ending May 31, 2012 through 2016 are as follows:

Fiscal Year	Principal
2012	$103,103
2013	61,250
2014	$232,480
2015	$423,273
2016	-
Total	$820,106

NOTE 6 – DISCONTINUED OPERATIONS

At February 29, 2012, the Company had disposed of all discontinued inventory and fully depreciated all plant and equipment assets. At February 29, 2012, assets from discontinued operations were de minimis.

Liabilities from discontinued operations consisted of:

Description	May 31, 2011	February 29, 2012
Professional Fees Payable	$80,000	$-
Note Payable	$-	$61,250
Total liabilities related to discontinued operations	$80,000	$61,250

The loss from discontinued operations ($2,144), recorded for the nine month period ended February 29, 2012, was a result of miscellaneous charges related pursuing legal recourse against the Company’s home décor supplier.

NOTE 8 – CHANGES IN PRESENTATION OF COMPARATIVE STATEMENTS

The presentation of certain amounts for previous periods has been reclassified to conform to the presentation adopted for the current period.

NOTE 9 – SUBSEQUENT EVENTS

There were no subsequent events from the end of the quarter to the date of issuance of this filing

 INTELLIGENT LIVING CORP.

FORM 10-Q

For the Quarterly period ended February 29, 2012

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

OVERVIEW

Intelligent Living Corp (“ILC”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998. Through its wholly owned subsidiary MCM Integrated Technologies, Ltd. (“MCM”) the Company offers renovation and design services and automation solutions for single and multi unit new construction and existing buildings. The Company designs, supplies and supervises renovations for existing single and multiunit residential units and designs, supplies, installs, upgrades and services home automation systems, energy use monitoring and conservation systems. Incorporated in 1994 MCM has supplied home automation and energy management solutions since 2003. The Company has offices in Vancouver British Columbia and Phoenix Arizona.

In 2008 the Company shifted its focus to the western Canadian housing market and initiated technology cooperation on a best efforts basis with Kilia Teknologi, a leading security surveillance group in the Republic of Turkey. The western Canadian housing market, and in particular the greater Vancouver housing market, have remained strong with new construction and renovation projects. The Greater Vancouver housing market continues to be balanced and has experienced long term price appreciation. Average selling prices for detached and attached single family homes were 11 percent higher in December 2011 compared to pre-recession prices in March 2008. The Company is active with projects in southwest BC.

The Company is evaluating opportunities to expand its business activities through expansion vertically within the Company’s current green building, renovation, home automation and energy conservation sectors. The Company has recently tendered to supply design build services for First Nations housing and is looking at design build opportunities for small footprint multiple occupancy homes in the greater Vancouver area. The Company recently completed a major renovation of a penthouse condominium in Vancouver. This project is a blueprint and showcase for the Company’s green building, home automation and energy conservation capabilities.

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

On October 31, 2011 the Company’s board of directors approved a Consent Resolution amending the Company’s Articles of Incorporation to affect a one for one hundred and fifty reverse split of the Company’s common stock, and adjustment of the Company’s authorized capital to eight hundred million common shares and five million preferred shares. The proposed amendments were approved by a majority of shareholders on November 1, 2011. The Company filed a preliminary Schedule 14C Information Statement outlining proposed amendments to the Company’s Articles of Incorporation on November 9, 2011 and a definitive Schedule 14C Information Statement on November 25, 2011. The Company set November 25, 2011 as the record date for notification to shareholders. The Company filed the amended Articles of Incorporation with the Nevada Secretary of State on December 12, 2012, with an effective posting date of December 22, 2012. The reverse split was approved by FINRA for trading purposes on January 18, 2012.

Results from ongoing operations reported for the periods ending February 29, 2012 and February 28, 2011 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support. Results from discontinued operations consist of miscellaneous charges related pursuing legal recourse against the Company’s home décor supplier.

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

During the nine month period June 1, 2011 through February 29, 2012, the US dollar to Canadian Dollar exchange rate has varied from a low of 0.9467 on October 5, 2011 to a high of 1.0590 on July 27, 2011. The closing exchange rate was 1.0032 and the average exchange rate over the 9 month period ended February 29, 2012 was 1.0007 resulting in comprehensive income of $21,476 for the period ended February 29, 2012.

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

During the 9 month period ended February 29, 2012, the Company amalgamated $180,000 of accrued liabilities, $115,388 of short term loan principal and $2,612 of accrued interest due the Company’s CEO into a new related party debenture in the amount $298,000. During the quarter ended November 30, 2011the company converted $9,000 of related party debenture principal into 100,000 shares of common stock and $6,975 of accrued interest to short term loan principal.  During the quarter ended February 29, 2012 the Company converted $189,000 of debenture principal and $5,780 of debenture accrued interest into 9,826,000 shares of common stock. During the nine months ended February 29, 2012 short term loans from the Company’s CEO increased by $37,397 net of the debenture consolidation.  During the nine months ended February 29, 2012 short term loans from the Company’s COO increased by $27,057. Related party short term loans are uncollateralized and due on demand. The Company repaid the Company’s COO $12,428 of interest in cash and accrued $7,733 in interest due the Company’s CEO. Total outstanding related party debt [principal plus accrued interest] for the period ended February 29, 2012 and May 31, 2011 was respectively $645,997 and $469,361.

The Company shares office space and administrative costs in Vancouver with ScanTech Imaging Corp. (“ScanTech”), a company controlled by Murat Erbatur the Company’s COO. The Company provides technical consulting services to ScanTech and Scan Tech’s clients on an as needed basis. For the period ended February 29, 2012 the total value of services provided was nil.

RESULTS OF OPERATIONS – for the nine months and three months ended February 29, 2012 and February 28, 2011

For the nine months ended February 29, 2012, revenues from continuing operations were $233,098 compared to $280,157 in the same period ending last year, a decrease of 17%. The decrease in revenue is the net of a 9% increase in the value of residential installations combined with a reduction in related party technical consulting work.  For the corresponding 2011 and 2010 three month periods ended February 29 revenue was $67,488 and $61,660, an increase of 9%. The increase is the net of a 51% increase in the value of residential installations combined with a reduction in related party technical consulting work.

For the nine months ended February 29, 2012, gross profit was $106,945 compared to $171,798 in the same period in the prior year, a decrease of 38%. Gross margin (gross profit as a percent of revenue) was 46%, compared to 61% for the same period in the prior year. For the corresponding three month periods ending February 29, 2012 and February 28, 2011 gross profit was $22,025 and $34,007 a decrease of 35%. The reduced gross profit and gross margin are a result of the reduction in related party technical consulting work and reduced margin on audio/video equipment.

Operating expenses for the nine months ending February 29, 2012 were $164,052 versus $129,059 for the corresponding period in the prior year and $49,647 versus $39,441 for the three month periods ended February 29, 2012 and February 28, 2011. The year to date operating expense increase of 27% resulted from an increase in selling expenses, a 65% increase in salary costs as a result of increased staff levels due to project scheduling demands, a 66% decrease in depreciation expenses, and a 29% increase in administration expenses resulting principally from audit fees and expenses, fees related to the design and implementation of the Company’s updated web site and fees related to the design of single family and multi-residence homes specific to the needs of First Nations communities.

Operating expenses for the three month period ended February 29, 2012 were $49,647 versus $39,441, an increase of 26%. The increase in quarterly operating expenses resulted from increases of 45% in salary costs and 38% in administrative costs offset by a 79% reduction in depreciation expenses.

The Company recorded an operating loss from continuing operations of ($57,107) for the nine month period ended February 29, 2012 compared to an operating profit of $42,739 for the comparable period in the prior year. The Company recorded an operating loss from continuing operations of ($27,622) for the three month period ended February 29, 2012 compared to an operating loss of ($5,434) for the comparable period in the prior year.

Total other expenses for the nine month period ending February 29, 2012 were $63,680 compared to $165,509 for the comparable period in the prior year, a decrease of 62%. The decrease resulted from a prior year accrual of an allowance for potential tax penalties, a 100% reduction in accretion expenses associated with the Company’s historical debenture financings and a 16% increase in interest expense compared to the same period in the prior year. Total other expenses for the three month period ended February 29, 2012 were $21,670 compared to $18,581 for the comparable period in the prior year. The increase was almost entirely due to an increase in quarterly interest expense.

The net loss from continuing operations for the nine month period ending February 29, 2012 was ($120,787) compared to a net loss of ($122,770) in the comparable period in the prior year, a decrease of 2%. For the three month period ended February 29, 2012 the Company recorded a net loss from continuing operations of ($49,292) compared to a net loss of ($24,015) for the comparable period in the prior year, an increase of 105%.

During the nine month and three month periods ended February 29, 2012 the Company incurred expenses associated with its discontinued wholesale business. The net loss from discontinued operations was ($2,144) compared to a net loss of ($175,769) for the nine month period and ($1,702) versus ($84,734) for the three month period in the prior year. The year-to-date 98% reduction in expenses is a result of the substantially complete windup of discontinued operations.

The consolidated net loss for the nine months ended February 29, 2012 was ($122,931) compared to a total net loss of ($298,539) for the corresponding period in the prior year. A gain of $8,737 was realized as a result of foreign currency translation and the resulting comprehensive loss the period ending February 29, 2012 was $(114,194) compared to a loss of (42,728) as a result of foreign currency translation and a comprehensive loss of ($341,267) for the corresponding period in the prior year.

For the three months ended February 29, 2012 the total net loss was ($50,994) compared to ($108,749) for the corresponding period in the prior year. The Company recognized a gain of $7,983 on foreign currency translation for the three month period ended February 29, 2012 compared to a loss of ($16,201) for the same period in the prior year. The Company recorded a comprehensive loss of $43,011 for the three months ended February 29, 2012compared to a comprehensive loss of ($124,950) for the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of February 29, 2012, our principal sources of liquidity included cash and cash equivalents, cash flow from our operating subsidiary, and shareholder and related party loans. At February 29, 2012, cash and cash equivalents totaled $2,867 compared to $3,475 at May 31, 2011.

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

Risk factors relevant to these events and management decisions include, but are not limited to: the Company’s ability to secure ongoing product supply, foreign exchange fluctuations, continued acceptance of the Company’s products and services, changes in technology and consumer adoption of technology, intense competition, the strength of the North American housing market and consumer economy in general, and cannot be credibly quantified by the Company at this time.

Internal and External Sources of Capital

For the nine month period ending February 29, 2012 the Company realized a loss from operations of ($120,787) and a net loss of ($122,931). As of February 29, 2012 the Company had a working capital deficit of $1,006,107 and limited assets to sell in order to create short or long term liquidity. Therefore, we are dependent on external sources for funding until such time as the Company develops positive net cash flow to maintain liquidity. Until such time as we have positive cash flow on a sustained basis, the dependence on external capital will remain. There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us.

Investing Activities

There were no investing activities during the nine month period ending February 29, 2012.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we raised approximately $13.5 million from the sale of common stock and as at February 29, 2012 we have borrowings of approximately $1.23 million from investors and shareholders.  Funds from these sources were used as working capital to fund the development of the Company.

In the nine month period ended February 29, 2012 the balance sheet value of the Company’s related party short term loans increased by $92,170 and line of credit decreased by $14,309. These loans are interest bearing and due on demand. The Company did not seek any new third party investment in the nine month period ended February 29, 2012.

FUTURE PLAN OF OPERATIONS

While the situation has shown signs of improvement in recent months, the U.S. housing market generally continues to experience recession due to deteriorated residential property values and defaults and delinquencies in the residential mortgage market. The US economy continues to lag due in part to impairment in consumer and business loans, high unemployment and general fiscal contraction.

The Company has shifted its focus to the western Canadian housing market, and in particular the greater Vancouver housing market which has remained strong with new construction, price appreciation and inventory levels at close to historical levels.

The Company realized increased year-on-year revenue in its traditional service sector, a trend that is expected to continue through fiscal 2012. Year to date the Company did not realize any related party revenue. These services are provided on an as required basis and it is uncertain at this time whether the Company will realize the level of historical annual revenues from this source during the current fiscal year.  Efforts to fully wind down all activity associated with the Company’s discontinued operations are expected to be complete within the first half of calendar 2012.

The Company is actively evaluating opportunities to expand its business activities through expansion vertically within the Company’s current green building, home automation and energy conservation sectors and horizontally into home renovation, construction and development.

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

In mid 2011 the Company tendered and is in negotiations with a coastal First Nations band for turnkey design build housing. Negotiations are continuing and in support of the project the band has recently submitted a funding application to Indian and Northern Affairs Canada (INAC). The opportunity within First Nations communities is extensive and the Company plans to continue efforts on developing this market over the balance of the current year. The Company has also undertaken pro-forma analysis of multi-strata development opportunities suitable for those communities in the greater Vancouver area with zoning approval for building multi-strata units on single family residential lots. The Company is actively looking at ways and means of securing development funding and has completed equity re-structuring as a pre-requisite for financing. The Company recently finished a major renovation of a penthouse condominium in Vancouver. This project showcases the Company’s green building, home automation and energy conservation capabilities and is a blueprint for further renovation projects.

The far eastern European and west Asian areas of Turkey are experiencing growth supported by export sales of manufactured products and Middle Eastern oil revenue related investment. The Turkish economy has recorded growth in recent quarters and has remained relatively buoyant through the ongoing global credit crisis and Euro zone debt crisis. The Company has historical ties to this area and plans to continue to pursuing technology cooperation and marketing activities within Turkey and the Middle East on an opportunistic and best efforts basis.

Cash flow from ongoing business activities combined with loans from related parties are estimated to be sufficient to sustain the current level of operations and planned activities through to the end of the current fiscal year.

OFF BALANCE-SHEET ARRANGEMENTS

During year ended May 31, 2011, and the nine months ended February 29, 2012 the Company did not engage in any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit facility because borrowings under the facility are variable rate borrowings.  At the current time all of the borrowings under our credit agreements accrue interest at the Prime Rate plus the applicable margin.  Assuming that the balance on our variable interest loans as of February 29, 2012, was the same throughout the entire quarter, each 1.0% increase in the prime interest rate on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $4,010 per year.

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

MCM’s and Cardinal Points’ cash balances consist of Canadian Dollars and U.S. Dollars. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments.  For the nine month period ended February 29, 2012, MCM purchased approximately $35,000 of goods valued in US dollars for sale in Canadian dollars. For the nine month period ended February 29, 2012, a 10% increase or decrease in the average level of the U.S. Dollar exchange rate against the Canadian Dollar with all other variables held constant would result in a realized gain or loss of approximately $3,530 in the purchase of US goods.

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

Fluctuation in exchange rates resulted in a year-to-date foreign currency translation gain of $8,737 at February 29, 2012.  Future changes in the value of the U.S. dollar to Canadian dollar could have a material impact on our financial position.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive, Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of February 29, 2012. Based on that evaluation the Chief Executive, Principal Financial and Accounting Officer has concluded that, as of the end of the period covered by this report, there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the lack of monitoring or review of work performed by our management and lack of segregation of duties.  As of February 29, 2012, in the preparation of audited financial statements, footnotes and financial data, all of our financial reporting was carried out solely by our chief financial and accounting officer and we did not have an audit committee to monitor and review the work performed. The lack of segregation of duties resulted from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. Based on this evaluation the Chief Executive and Principal Financial Officer has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended February 29, 2012 the Company converted $298,000 of related party debt, $5,780 of related party accrued interest and $56,250 of third party debt to 11,801,000 shares of unregistered common stock at an average price of $0.03 per share. All conversions were made in accordance with the underlying debt agreements.

The Company offered and sold the securities in reliance on an exemption from federal registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, or alternatively, under Regulation S promulgated under the Securities Act .

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

NO.	DESCRIPTION
31	Certification of Michael Holloran Pursuant to Section 302 of the -Sarbanes-Oxley Act of 2002, filed herewith
32	Certification of Michael F. Holloran Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated:  April 16, 2012

21