Form 10-K
period 2012-05-31
Intelligent Living Corp
filed 2012-09-06
CIK 1073362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

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

Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $109,420

The number of shares of the Registrant’s Common Stock outstanding as of August 29, 2012: 12,507,975.

Documents incorporated by reference: None.

Table of Contents

PART I

4

ITEM  1.

DESCRIPTION OF BUSINESS

4

ITEM 1A

RISK FACTORS

5

ITEM 1B

UNRESOLVED STAFF COMMENTS

9

ITEM  2.

PROPERTIES

9

ITEM 3.

LEGAL PROCEEDINGS

9

ITEM 4.

MINE SAFETY DISCLOSURES

9

PART II

10

ITEM 5.

MARKET FOR THE REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

10

ITEM 6.

SELECTED FINANCIAL DATA

12

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

12

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

17

ITEM 8.

FINANCIAL  STATEMENTS

19

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURES

36

ITEM 9A(T).

CONTROLS AND PROCEDURES

36

ITEM 9B.

OTHER INFORMATION.

37

PART III

38

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

38

ITEM 11.

EXECUTIVE COMPENSATION

40

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

41

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

41

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”, “Description of the Business” and “Management’s Discussion and Analysis” of this annual report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Furthermore, there is no assurance that the Company’s line of business will be successful or profitable since it depends, among other things, on (a) the ability of the Company to raise funds, (b) the successful development of our products, and (c) the success of the Company’s products and opportunities in the marketplace. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

We qualify all the forward-looking statements contained in this annual report by the foregoing cautionary statements.

PART I

ITEM  1.

DESCRIPTION OF BUSINESS

General

Intelligent Living Corp (“ILC”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998. Through its wholly owned subsidiary MCM Integrated Technologies, Ltd. (“MCM”) the Company operates in the green building sector and has historically offered automation technology for single and multi unit new construction and existing buildings. The Company specialized in designing, supplying, installing, upgrading and servicing control and automation solutions including: energy use monitoring and conservation systems, security and access control systems, lighting control systems, HVAC and environmental controls, and distributed audio/video systems. Incorporated in 1994, MCM has supplied home automation and energy management solutions since 2003. The Company maintains offices in Vancouver, British Columbia and Phoenix, Arizona. Income is derived from both equipment sales and the provision of installation, repair and maintenance services. Customers include residential home owners, developers and builders of single family and multi-unit developments and commercial businesses.

The Company previously engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations and evaluate ways and means to recover costs related to the home décor import and distribution business. This process concluded during the current year and future impact on ongoing operations is expected to be de minimis as of May 31, 2012.

In 2008 the Company shifted its focus to the western Canadian housing market. The western Canadian housing market, and in particular the greater Vancouver housing market, has remained strong through the US housing downturn with new construction and renovation projects, and ongoing momentum in home sales and re-sales.

The market opportunities for the Company’s control and automation services and products and associated project margins are enhanced when combined with overall building design and construction. Over several quarters the Company has actively evaluated opportunities to expand its business activities vertically within the Company’s current green building, home automation and energy conservation sectors and horizontally within the construction and renovation sectors. During FY 2012 the Company began planning the expansion of its activities to include: design build services targeting small footprint energy efficient housing, specific to the needs of North American Indian communities and emergency relief housing and multi-strata property renovation and development. These areas of business capitalize on the Company’s in-house engineering, design and project management capabilities and will incorporate automation and control as standard features. Early in the planning process it became clear that restructuring would be required in order for the Company to attract the working capital financing required to support expansion. Restructuring was completed during the year ended May 31, 2012 and the Company expects to begin implementation of its diversification strategy in FY 2013.

On October 31, 2011 the Company’s board of directors approved a Consent Resolution amending the Company’s Articles of Incorporation to affect a one for one hundred and fifty reverse split of the Company’s common stock, and adjustment of the Company’s authorized capital to eight hundred million common shares and five million preferred shares. The proposed amendments were approved by a majority of shareholders on November 1, 2011. The Company filed a preliminary Schedule 14C Information Statement outlining proposed amendments to the Company’s Articles of Incorporation on November 9, 2011 and a definitive Schedule 14C Information Statement on November 25, 2011. The Company set November 25, 2011 as the record date for notification to shareholders. The Company filed the amended Articles of

Incorporation with the Nevada Secretary of State on December 12, 2011, with an effective posting date of December 22, 2012. The reverse split was approved for trading purposes by the Financial Industry Regulatory Authority [FINRA] on January 18, 2012.

Employees

As of May 31, 2012, we had a staff of four consisting of three employees: COO, technical applications specialist, administrative assistant, and one contractor: the Company President.

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

As described in Note 2 of our accompanying financial statements, our limited revenues generated and our lack of any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. The Company had a working capital deficit of ($1,185,764) at May 31, 2012 and a consolidated net loss of $(559,899) for the twelve months then ended. If the Company does not raise a sufficient amount of capital, it may not have the ability to remain in business until such time, if ever, when it becomes profitable.

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

We have a limited operating history on which to base an evaluation of our current business and prospects. Potential investors must consider our business and prospects in light of the risks and difficulties frequently encountered by companies in the early stages of shifting activities to include new areas of business. These risks and difficulties include, but are not limited to, lack of sufficient customer base, revenue, cash flow and working capital for marketing, product development, sub-contracting, supplies and inventory. We cannot be certain that our business strategy will be successful or that we will successfully address these and other risks. Our failure to address and mitigate these risks could harm our ability to operate profitably.

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

At May 31 2012 we had a total of $1,064,676 in debt and accrued interest that is convertible into shares of our common stock at discounts ranging from 0% to 25% of the market price. The conversion of all of this debt could result in significant dilution to our stockholders.

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

Beginning in 2007 the U.S. credit markets experienced serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market and a decline in the credit quality of banks and borrowers. These problems led to a substantial and ongoing slow-down in residential housing market construction and sales, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These conditions continued and worsened in 2008 and have persisted through 2012, causing a loss of confidence in the broader U.S. and global credit and financial markets and have resulted in the collapse of, and government intervention in, major banks, financial institutions and insurers, and have created a climate of volatility, reduced liquidity, widening of credit spreads, increased credit losses, tighter credit conditions and most recently the downgrading of US credit rating. Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions have caused the broader credit markets to further deteriorate and have introduced volatility and a general decline in world stock markets. In addition, general economic indicators have been slow to recover. These include consumer sentiment, unemployment and economic growth and uncertainty about corporate earnings. These disruptions in the credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

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

PROPERTIES

We maintain our statutory registered agent’s office in Reno, Nevada and our principal executive offices are located at Suite 221, 2323 Quebec Street Vancouver, BC. We occupy approximately 2,000 square feet of office and technology demonstration space. In addition we are renting storage space for surplus equipment and historical records. We do not have leases and are renting all space on a month-to-month basis. The total monthly rent obligation for all space used by the Company is approximately $1,800.

ITEM 3.

LEGAL PROCEEDINGS

We are not currently involved in any litigation, nor do we know of any threatened litigation against us that would have a material effect on our financial condition.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

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

	CLOSING PRICE ($/SHARE)
	LOW	HIGH
2011
First Quarter	0.15	3.60
Second Quarter	1.05	3.15
Third Quarter	0.45	2.25
Fourth Quarter	0.30	0.90

2012
First Quarter	0.18	0.88
Second Quarter	0.08	0.34
Third Quarter	0.03	1.02
Fourth Quarter	0.03	0.78

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights.

	A	B	C
	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available
	exercise of outstanding	outstanding	for future issuance
	options, warrants	options, warrants	under equity
	and rights	and rights	compensation plans
Plan category
Equity compensation plans	NA	NA	NA
approved by security holders

Equity compensation plans not	NA	NA	13
approved by security holders
Total	NA	NA	13

2007 OPTION PLAN

The 2007 Option Plan was adopted by the board with 200,000 shares reserved.  The Plan is administered by the Board of Directors of the Company.  Subject to the express  limitations  of the Plan, the Board has authority in its discretion to determine  the  eligible  persons  to whom,  and the time or times at which, restricted stock awards may be granted, the number of shares  subject to each award,  the time or times at which an award will become vested,  the performance criteria, business or performance goals or other conditions of an award, and all other terms of the award.  The Board also has discretionary authority to interpret the Plan, to make all factual determinations under the Plan, and to make all other determinations necessary or advisable for Plan administration. The Board may prescribe, amend, and rescind rules and regulations relating to the Plan.  All interpretations, determinations, and actions by the Board are final, conclusive, and binding upon all parties.

HOLDERS

As of August 29, 2012, the number of holders of record of shares of common stock, excluding the number of beneficial owners, whose securities are held in street name, was approximately 1,600.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following table sets for the information with respect to all securities of the Company sold in its fiscal years ended May 31, 2010, 2011 and 2012, and subscription amounts of outstanding debentures, without registration of the securities under the Securities Act of 1933. The securities so sold are believed by the Company to be exempt from registration under either Regulation S or Rule 506 under the Securities Act of 1933.

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

				Number of
				Shares
			Purchase or	Purchased or	Expiration
			Exercise Price	Purchasable	Date (WTS) or
	Date of	Type of	(USD	Upon Exercise	Due date
Name	Issue	Security[1]	Per Share)	or Conversion[2]	(DEB)	Exemption
Private Investors	7/10-8/10	CS	0.77	110,000		506
Private Investors	10/10	CS	1.65	106,667		506
Private Investors	3/11	CS	0.88	79,096		506
Private Investors	10/11	CS	0.09	100,000		S
Private Investors	1/12	CS	0.03	11,701,000		S, 506
Private Investor	2/02	DEB		$35,000	2/08	S
Private Investors	11/05-2/06	DEB		$555,000	2/14	506
Private Investors	5/06	DEB		$50,000	6/09	506
Private Investor	2/08	DEB		$460,000	6/13	S
Private Investor	6/08	DEB		$326,773	6/13	S

(1)

CS – Common Stock, WAR – Warrant, DEB – Debenture; (2) DEB dollar amount convertible

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

RESULTS OF OPERATIONS

Overview

Intelligent Living Corp (“ILC”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998. Through its wholly owned subsidiary MCM Integrated Technologies, Ltd. (“MCM”) the Company operates in the green building sector and has historically offered automation technology for single and multi unit new construction and existing buildings. The Company specialized in designing, supplying, installing, upgrading and servicing control and automation solutions including: energy use monitoring and conservation systems, security and access control systems, lighting control systems, HVAC and environmental controls, and distributed audio/video systems. Incorporated in 1994 MCM has supplied home automation and energy management solutions since 2003. The Company maintains offices in Vancouver British Columbia and Phoenix Arizona. Income is derived from both equipment sales and the provision of installation, repair and maintenance services. Customers include residential home owners, developers and builders of single family and multi-unit developments and commercial businesses.

The Company previously engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations and evaluate ways and means to recover costs related to the home décor import and distribution business. This process concluded during the current year and future impact on operations is expected to be de minimis as of May 31, 2012.

In 2008 the Company shifted its focus to the western Canadian housing market. The western Canadian housing market, and in particular the greater Vancouver housing market, has remained strong through the US housing downturn with new construction and renovation projects, and ongoing momentum in home sales and re-sales.

The market opportunities for the Company’s control and automation services and products and associated project margins are enhanced when combined with overall building design and construction. Over several quarters the Company has actively evaluated opportunities to expand its business activities vertically within the Company’s current green building, home automation and energy conservation sectors and horizontally within the construction and renovation sectors. During FY 2012 the Company began planning the expansion of its activities to include: design build services targeting small footprint energy efficient housing, specific to the needs of North American Indian communities and emergency relief housing and multi-strata property renovation and development. These areas of business capitalize on the Company’s in-house engineering, design and project management capabilities and will incorporate automation and control as standard features. Early in the planning process it became clear that restructuring would be required in order for the Company to attract the working capital financing required to support expansion. Restructuring was completed during the year ended May 31, 2012 and the Company expects to begin implementation of its diversification strategy in FY 2013.

On October 31, 2011 the Company’s board of directors approved a Consent Resolution amending the Company’s Articles of Incorporation to affect a one for one hundred and fifty reverse split of the Company’s common stock, and adjustment of the Company’s authorized capital to eight hundred million common shares and five million preferred shares. The proposed amendments were approved by a majority of shareholders on November 1, 2011. The Company filed a preliminary Schedule 14C Information Statement outlining proposed amendments to the Company’s Articles of Incorporation on November 9, 2011 and a definitive Schedule 14C Information Statement on November 25, 2011. The Company set November 25, 2011 as the record date for notification to shareholders. The Company filed the amended Articles of Incorporation with the Nevada Secretary of State on December 12, 2011, with an effective posting date of December 22, 2012. The reverse split was approved for trading purposes by the Financial Industry Regulatory Authority [FINRA] on January 18, 2012.

Results from ongoing operations reported for the year ending May 31, 2012 and 2011 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include costs of third party legal and professional time related to eliminating and reducing liabilities and pursuing legal recourse against the Company’s home décor supplier.

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

During the 12 month period June 1, 2011 through May 31, 2012, the US dollar to Canadian Dollar exchange rate has varied from a low of 0.9467on October 5, 2011 to a high of 1.0590 on July 27, 2011. The closing exchange rate was 0.9740 and the average exchange rate over the year ended May 31, 2012 was 1.0009 resulting in a comprehensive gain of $21,204 for the year ended May 31, 2012.

Comparison of the Years Ended May 31, 2012 and May 31, 2011.

For the year ended May 31, 2012, revenues from continuing operations were $291,954 compared to $344,538 in the same period ending last year. These revenues are a result of the sale of smart home products and services. The 15% revenue decrease is due to wind down of four longer term projects and reduced business development in the Company’s traditional business sectors.

For the year ended May 31, 2012, gross profit from continuing operations was $130,061 compared to $221,216, a decrease of 41% compared to the same period in the prior year. Gross margin (gross profit as a percent of revenue) was 45% for the year ended May 31, 2012, 30% lower than the prior year. The decrease gross profit and gross margin reflects higher cost of labor and reduced margins on cost of goods and equipment sales.

Operating expenses associated with ongoing operations for the year ended May 31, 2012, were $338,717 versus $369,580 for the same period in the prior year. The decrease in operating expenses reflects the net of increased salaries, decreased consulting fees and depreciation expense and increased office and administration costs.

The Company recorded an operating loss from continuing operations of ($208,656) for the year ended May 31, 2012 compared to an operating loss of ($148,364) for the same period in the prior year. This represents a year-on-year 41% increase in operating loss.

Total other expenses for the year ended May 31, 2012 were $349,305 compared to $252,638 for the comparable period in the prior year. The 38% year-on-year increase reflects a decrease in inventory reserve expense, elimination of amortization expenses associated with beneficial conversion and fee discounts, reduction of a  foreign filing tax reserve expense, increased interest expenses and recognition of a one-time goodwill impairment expense associated with the Company's shift in business activities.

The net loss from continuing operations for the year ended May 31, 2012 was ($557,961) compared to a net loss of ($401,002) for the comparable period in the prior year. This is a 39% increase in the year-on-year net loss from continuing operations.

During the year ended May 31, 2012 the Company incurred expenses associated with its discontinued operations. Expenses include third party legal and professional fees related to eliminating and reducing liabilities associated with discontinued operations. The net loss from discontinued operations was ($1,938) compared to a net loss of ($177,177) for the comparable period in the prior year. The decreased expense was due to the substantial elimination of third party legal and professional expenses associated with the Company’s effort to recover costs associated with the closure of the Company’s home décor operations.

The consolidated net loss for the year ended May 31, 2012 was ($559,899) compared to ($578,179) for the comparable period in the prior year. A gain of $21,204 was realized due as a result of foreign currency translation compared to a loss of ($45,680) in the comparable period of the prior year. The resulting comprehensive loss for the period ending May 31, 2012 was ($538,695) compared to ($623,859) for the corresponding period in the prior year, a reduction of 14%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of May 31, 2012, our principal sources of liquidity included cash and cash equivalents, cash flow from our operating subsidiaries, and loans from related parties.  At May 31, 2012, cash and cash equivalents totaled $2,685 compared to $3,475 at May 31, 2011.

Our business continues in transition and our liquidity must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our stage of re-development. The ongoing impairment in the U.S. and Canadian economies and financial markets has and will continue to impact the Company’s sales and liquidity for the foreseeable future. Risk factors relevant to these events and management decisions include, but are not limited to: the Company’s ability to secure ongoing product supply, foreign exchange fluctuations, continued acceptance of the Company’s traditional products and services, success of the Company’s efforts to diversify its products and services changes in technology and consumer adoption of technology, the strength of the North American housing market and consumer economy in general, and cannot be credibly quantified by the Company at this time.

Internal and External Sources of Capital

For the year ending May 31, 2012 the Company realized a loss on operations of ($557,961) and a net loss of ($559,899). As of May 31, 2012 the Company had a working capital deficit of $1,185,764 and limited assets to sell in order to create short or long term liquidity. Therefore, we are dependent on external sources for funding until such time as the Company develops positive net cash flow to maintain liquidity. Until such time as we have positive cash flow on a sustained basis, the dependence on external capital will remain. There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us.

Investing Activities

There were no investing activities during the fiscal year ended May 31, 2012.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we raised approximately $13.50 million from the sale of common stock and as at May 31, 2012 we have borrowings of approximately $1.17 million from investors and shareholders.  Funds from these sources were used as working capital to fund the development of the Company.

The Company executed a securities purchase agreement dated as of December 7, 2005 (the "Purchase Agreement") with certain accredited investors under which we agreed to sell to these investors our convertible Debentures due three years from the final Closing Date under the Purchase Agreement in the aggregate principal amount of up to $600,000 bearing interest at the rate of 6% per annum and convertible into restricted shares of our Common Stock at a conversion price for each share of Common Stock equal to 75% of the lowest closing bid price per share (as reported by Bloomberg, LP) of our Common Stock for the fifteen trading days immediately preceding the date of conversion. At any time, the total number of shares held by each debenture holder is not to exceed 4.99% of the issued and outstanding shares. At the close of the offering the company the company completed the sale of an aggregate of $555,000 in Debentures under the Purchase Agreement which resulted in net proceeds of $424,850. In February 2011 the debenture holders extended the maturity date of the debentures to February 28, 2014. In 2006 the Company secured additional debenture financing from an accredited investor in the amount of $50,000 under terms similar to the December 7, 2005 purchase agreement.

For the fiscal year ended May 31, 2012 net proceeds from financing activities totaled $49,570 from related party loans.

FUTURE PLAN OF OPERATIONS

Beginning in 2008 the Company shifted its focus to the western Canadian housing market. The western Canadian housing market, and in particular the greater Vancouver housing market, has remained strong through the US housing downturn with new construction and renovation projects, and ongoing momentum in home sales and re-sales. Through 2012 the U.S. housing market continued to remain depressed with some signs of a market bottom having been reached. The Company will remain focused on the Canadian market until such time as the US market gains upward momentum and or until a significant market opportunity becomes available.

The Company is actively pursuing expansion both vertically within the Company’s current green building, home automation and energy conservation sectors and horizontally within related sectors including home construction and development. The Company is pursuing expansion opportunities in parallel with a shift in the Company's focus from supplier/sub-contractor to prime contractor/developer. This shift in focus will allow the Company to gain greater financial and market leverage from its knowhow and engineering and project management capabilities. This shift will also increase the Company's flexibility to pursue project and development opportunities. This shift of focus is expected to result in a short term impact on revenue.

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

This effort has led to eco and energy friendly designs for single family housing, multi-suite elder’s residence and small footprint relief housing. The designs capitalize on modular construction techniques and utilize advanced building systems. The Company is in negotiation with a coastal First Nations band for turnkey design build housing and with a major First Nations owned timber supplier to jointly pursue domestic markets for Native American Indian housing in both Canada and US and offshore markets for small footprint relief housing. The opportunity to supply housing to Native American Indian communities is extensive and the Company plans to focus effort on developing this market over the coming year.

The Company has also undertaken extensive pro-forma analysis of multi-strata development opportunities within greater Vancouver communities that have zoning approval for building multi-units on single family residential lots. The Company recently completed a major renovation of a penthouse condominium in Vancouver. This project is a blueprint and showcase for the Company’s green building, home automation and energy conservation capabilities. The Company is moving forward with this area of business in the Greater Vancouver housing market and is actively looking at ways and means of securing development funding.

Cash flow from ongoing business activities combined with the availability of loans from related parties are estimated to be sufficient to sustain the current level of operations and planned activities through to the end of the 2013 fiscal year.

OFF BALANCE-SHEET ARRANGEMENTS

During the year ended May 31, 2012 the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a) of the SEC's Regulation S-K.

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit facility because borrowings under the facility are variable rate borrowings. At the current time all of the borrowings under our credit agreements accrue interest at bank prime rate plus applicable margins. Assuming that the balance on our line of credit as of May 31, 2012, was the same throughout the entire year, each 1.0% increase in the prime interest rate on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $3,351 per year.

Foreign Currency Exchange Risks

Our home automation subsidiary (MCM) and discontinued home décor subsidiary (Cardinal Points) both have assets and liabilities in Canadian dollars and both use the Canadian Dollar as their functional currency.  Each financial period, all assets (including goodwill) and liabilities of MCM and Cardinal Points are translated into U.S. Dollars, our reporting currency, using the closing rate method. In addition, we occasionally purchase goods in Canadian dollars for resale in US dollars and routinely purchase goods in US dollars for resale in Canadian dollars.

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

MCM’s and Cardinal Points’ cash balances consist of Canadian Dollars and U.S. Dollars. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments. For the period ended May 31, 2012, the Company purchased goods and services of approximately $54,000 for sale in Canadian dollars. During the 12 month period June 1, 2011 through May 31, 2012, the US dollar to Canadian dollar exchange rate has varied from a low of 0.9467 on October 5, 2011 to a high of 1.0590 on July 27, 2011. Assuming that the majority of the goods and services were priced in U.S. dollars at their point of origin and that the goods and services were purchased at the extremes of the observed swing in the U.S. Dollar exchange rate against the Canadian Dollar, with all other variables held constant a shift of approximately CAD 6,064 in the cost of goods and services would be realized.

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

The fluctuation in the exchange rates resulted in foreign currency translation gains reflected in comprehensive gain in stockholders’ equity of $,21,204 for the year ended May 31, 2012.  Future changes in the value of the U.S. dollar to Canadian dollar could have a material impact on our financial position.

ITEM 8.

FINANCIAL  STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF INTELLIGENT LIVING CORP. AND SUBSIDIARIES

VANCOUVER, BRITISH COLUMBIA

We have audited the accompanying consolidated balance sheet of Intelligent Living Corp. and Subsidiaries as of May 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Living Corp. and Subsidiaries as of May 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

September 4, 2012

Houston, TX

www.mkacpas.com

INTELLIGENT LIVING CORP.
CONSOLIDATED BALANCE SHEETS
	May, 31	May, 31
	2012	2011

CURRENT ASSETS
Cash and cash equivalents	$2,685	$3,475
Accounts receivable, net	6,937	16,934
Accounts receivable related party	-	20,078
Prepaid expenses	3,441	3,617
Inventory, net	1,952	9,582
GST/PST tax refundable	156	782

TOTAL CURRENT ASSETS	$15,171	$54,468

PROPERTY & EQUIPMENT, NET	10,263	19,300

OTHER ASSETS
Goodwill	-	243,701
Other assets, net	-	-
TOTAL OTHER ASSETS	-	243,701

TOTAL ASSETS	$25,434	$317,469

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Line of credit	43,437	48,253
Accounts payable	91,290	92,371
Accrued liabilities	278,779	296,067
Accrued interest	273,458	232,279
Short term notes	102,489	103,533
Short term loans - related party	350,232	424,302
Current liabilities related to discontinued operations
Accrued liabilities	-	80,000
Note payable	61,250	-

TOTAL CURRENT LIABILITIES	$1,200,935	$1,276,805

LONG-TERM LIABILITIES
Debentures	655,753	693,253
TOTAL LONG TERM LIABILITIES	655,753	693,253
TOTAL LIABILITIES	1,856,688	1,970,058

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding	-	-
Common stock, 800,000,000 shares authorized, $0.001 par value; 12,507,975 and 706,975 issued and outstanding respectively,	12,508	707
Additional paid in capital	13,495,213	13,146,984
Accumulated deficit	(15,251,400)	(14,691,501)
Accumulated other comprehensive (loss)	(87,575)	(108,779)
TOTAL STOCKHOLDERS' (DEFICIT)	$(1,831,254)	$(1,652,589)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25,434	$317,469

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the 12 month period ended
	May 31
	2012	2011

REVENUES
Intelligent Home: Equipment and Services	$291,954	$344,538
COST OF REVENUES
Intelligent Home: Equipment and Services	161,893	123,322
GROSS PROFIT	130,061	221,216

EXPENSES
Consulting fees	122,000	180,000
Selling expense	3,853	121
Salaries	71,378	54,254
Depreciation	8,324	39,284
Office and Administrative	133,162	95,921
TOTAL OPERATING EXPENSES	338,717	369,580

(LOSS) FROM OPERATIONS	(208,656)	(148,364)

OTHER INCOME (EXPENSE)
Other expense	81	(469)
Inventory reserve expense	(3,425)	(49,415)
Beneficial conversion and fee discount expense	-	(13,945)
Interest expense	(82,762)	(78,809)
Tax foreign filing reserve expense	(20,000)	(110,000)
Goodwill Impairment	(243,199)	-
TOTAL OTHER INCOME (EXPENSE)	(349,305)	(252,638)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(557,961)	(401,002)

(LOSS) FROM DISCONTINUED OPERATIONS	(1,938)	(177,177)

CONSOLIDATED NET (LOSS) BEFORE INCOME TAX	(559,899)	(578,179)
Income Tax Expense	-	-
NET (LOSS)	(559,899)	(578,179)

OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain (loss)	21,204	(45,680)

COMPREHENSIVE (LOSS)	$(538,695)	$(623,859)

EARNINGS PER SHARE BASIC AND DILUTED
(Loss) income per share from continuing operations	(0.11)	(0.70)
(Loss) per share from discontinued operations	(0.00)	(0.31)
Net (Loss) per share	$(0.11)	$(1.01)
Weighted average number of common stock shares outstanding, basic and diluted	4,913,144	574,839

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIGENT LIVING CORP. CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
					Accumulated
	Common Stock				Other	Total
	Number		Additional	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Deficit
Balance, May 31, 2009	329,582	$329	$12,588,364	$(13,901,623)	$(54,415)	$(1,367,345)
Stock issued for conversion of debt at an average of $0.02 per share	81,630	82	227,918			228,000
Net loss for the 12 months ended May 31, 2010	-	-	-	(211,699)	-	(211,699)
Foreign currency translation gain (loss)	-	-	-	-	(8,684)	(8,684)
Balance May 31, 2010	411,212	411	12,816,282	(14,113,322)	(63,099)	(1,359,728)

Stock issued for conversion of debt at an average of $0.01 per share	295,763	296	330,702	-	-	330,998
Net loss for the 12 months ended May 31, 2011	-	-	-	(578,179)	-	(578,179)
Foreign currency translation gain (loss)	-	-	-	-	(45,680)	(45,680)
Balance, May 31, 2011	706,975	$707	$13,146,984	$(14,691,501)	$(108,779)	$(1,652,589)

Stock issued for conversion of debt at an average of $0.09 per share	100,000	100	8,900	-	-	9,000
Stock issued for conversion of debt at an average of $0.03 per share	11,701,000	11,701	339,329	-	-	351,030
Net loss for the 12 months ended May 31, 2012	-	-	-	(296,700)	-	(296,700)
Foreign currency translation gain (loss)	-	-	-	-	20,609	20,609
Balance May 31, 2012	12,507,975	$12,508	$13,495,213	$(14,988,201)	$(88,170)	$(1,568,650)

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the 12 month period ended
	May 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(559,899)	$(578,179)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	-	13,945
Depreciation / Amortization	8,324	49,376
Inventory reserve	3,338	50,881
Decrease (increase), net of acquisition, in:
Accounts receivable	9,997	(22,339)
Accounts receivable related party	20,078	-
Prepaid expenses	176	304
Inventory	4,292	4,023
Increase (decrease), net of acquisition, in:
Accrued liabilities and interest	216,396	493,781
Accounts payable	(1,081)	(3,927)
GST tax refundable	626	(586)
Deposits	-	849
Net cash provided by / (used in) operating activities	(297,753)	8,128

CASH FLOWS FROM INVESTING ACTIVITIES:
Goodwill	243,701	-
Purchase of fixed assets	-	(13,979)
Net cash used in investing activities	243,701	(13,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Line of Credit	(4,816)	2,985
Proceeds of loans, related party	104,120	48,533
Payment of loans, related party	(51,945)	-
Net cash provided by financing activities	47,359	51,518

Net increase in cash	(6,693)	45,667
Effect of foreign exchange on cash	5,903	(46,123)
Cash, beginning of period	3,475	3,931
Cash, end of period	$2,685	$3,475

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$25,828	$23,013
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for accounts payable	$-	70,000
Common stock issued for debt and interest	$360,030	$261,000
Accrued liabilities converted to debenture	$180,000	-
Accrued liabilities converted to note payable	80,000	-

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Intelligent Living Corp (“ILC”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998. Through its wholly owned subsidiary MCM Integrated Technologies, Ltd. (“MCM”) the Company operates in the green building sector and has historically offered automation technology for single and multi unit new construction and existing buildings. The Company specialized in designing, supplying, installing, upgrading and servicing control and automation solutions including: energy use monitoring and conservation systems, security and access control systems, lighting control systems, HVAC and environmental controls, and distributed audio/video systems. Incorporated in 1994 MCM has supplied home automation and energy management solutions since 2003. The Company maintains offices in Vancouver British Columbia and Phoenix Arizona. Income is derived from both equipment sales and the provision of installation, repair and maintenance services. Customers include residential home owners, developers and builders of single family and multi-unit developments and commercial businesses.

The Company previously engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations and evaluate ways and means to recover costs related to the home décor import and distribution business. This process concluded during the current year and future impact on operations is expected to be de minimis as of May 31, 2012.

Results from ongoing operations reported for the year ending May 31, 2012 and 2011 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include the cost of third party legal and professional time related to eliminating and reducing liabilities, and pursuing legal recourse against the Company’s home décor supplier.

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

Accounts Receivable

The Company carries its accounts receivable at net realizable value. Because of the small customer base, direct contact with customers and relatively small number of transactions, the Company uses the direct write off method to account for doubtful accounts. The Company estimates bad debt based on management’s ongoing review and assessment of accounts and creation of reserves for the full amount of doubtful accounts.  At May 31, 2012 and 2011, there were accounts receivable allowances of NIL.

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

Advertising and Marketing Expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company incurred advertising and marketing expenses of $3,853 and $121 for the years ending May 31, 2012 and 2011 respectively.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. At May 31, 2012 and 2011, the Company did not have cash equivalents.

Commitments and Contingencies

We record estimated commitments for future obligations and estimate contingencies when information is available that indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated.  When no accrual is made for a loss contingency because one or both of these conditions are not met, or if an exposure to loss exists in excess of the amount accrued, we disclose such contingencies when there is at least a reasonable possibility that a loss or an additional loss may have been incurred.  Determining the likelihood of incurring a liability and estimating the amount of the liability involves significant judgment.  If the outcome of the liability is more adverse to us than management currently expects, then we may have to record additional charges in the future.  See Note 6 for details on commitments and contingencies.

Comprehensive Income

The Company accounts for Comprehensive Income in accordance with ASC Topic 220. ASC Topic 220 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. For the year ending May 31, 2012 the Company reported a comprehensive gain of $20,609 resulting from the conversion of Canadian dollar subsidiaries into US dollars.  For the year ending May 31, 2012 the accumulated comprehensive loss due to the conversion of Canadian dollar subsidiaries into US dollars was $88,170.

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

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

	For the Year Ended May 31,
(in thousands)	2012	2011
(Loss) from continuing operations	$(294.8)	$(401.0)
(Loss) from discontinued operations	(1.9)	(177.2)
Net (loss) income	$(296.7)	$(578.2)

Weighted average shares outstanding:
Basic	4,913,144	574,839
Effect of dilutive securities:
Stock options and warrants	—	—
Convertible loans	—	—
Basic and diluted	4,913,144	574,839

Gain (Loss) per share from continuing operations: basic and diluted	$(0.11)	$(0.70)
Gain (Loss) per share from discontinued operations: basic and diluted	$(0.00)	$(0.31)
Net (loss) income per share: basic and diluted	$(0.11)	$(1.01)

The following potential common shares have been excluded from the computation of diluted net income per share for the years ended May 31, 2012 and 2011 because their inclusion would have been antidilutive:

	For the Year Ended May 31, 2012	For the Year Ended May 31, 2011
Outstanding common stock options and warrants	Nil	Nil
Convertible loans	21,840,862	1,412,355

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

•

Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at May 31, 2012

Description	Level 1	Level 2	Level 3
	None	None	none

The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

Software Development Costs

Software development costs include direct costs incurred for internally developed products classified under Other Assets. We account for software development costs in accordance with ASC 350-40. All capitalized software costs are amortized on a straight line basis over an estimated useful life and are reviewed for impairment annually. As of May 31, 2012, all software costs were fully amortized.

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

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

As shown in the accompanying financial statements, at May 31, 2012 the Company has an accumulated deficit of $14,988,201, and current liabilities in excess of current assets by $1,165,764. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Commencing in July 2006 and continuing through the year ended May 31, 2012 management has systematically continued to phase out of the home décor sector. Commencing in Q3 2007 the Company began reporting all home décor activity under the category of discontinued operations. This transition was completed as of May 31, 2012. In December 2006 the Company moved into the home automation sector with the acquisition of MCM Integrated Technologies. The transition has substantially reduced the Company’s financial obligations with respect to overheads, cost of inventory, cost of sales and need for support services. The Company recorded positive operating income for the year ended May 31, 2007 and loss on operations for the years ended May 31, 2008 through 2012.

Goodwill

Goodwill is calculated as the excess of the fair value of consideration paid over the fair value of tangible and intangible assets acquired and liabilities assumed. Goodwill is tested for impairment annually according to ASC 350-20. An impairment test would also be performed in any period in which events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment would be recognized at that time, to the extent that the carrying amount exceeds the undiscounted future net cash flows expected from its use. The Company recorded goodwill in the amount of $242,604 related to the acquisition of MCM Integrated Technologies, Ltd. Management reviewed Goodwill and  found that there was impairment for the year ended May 31, 2012 and an expense for the full value of goodwill has been recognized.

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

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

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

Inventory

The Company has adopted ASC 330: Inventory at May 31, 2012 and 2011 consisted of a variety of home automation equipment. Inventories are recorded using the specific identification method and valued at the lower of recorded cost or market value. The recorded cost of inventory was $53,701 at May 31, 2012, and $60,463 at May 31, 2011. Reserves of $51,749 at May 31, 2012 and $50,881 at May 31, 2011 were recorded for home automation inventory.

Inventory	May 31 2012	May 31 2011
	Recorded Cost
Home automation equipment	$53,701	$60,463
Home décor products	-	-
Total Recorded Cost	$53,701	$60,463
	Reserve
Home automation equipment	$51,749	$50,881
Home décor products	-	-
	Net of Reserve
Total Inventory net of reserve	$1,952	$9,582

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

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

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

At May 31, 2012, the Company had net deferred tax asset calculated at an expected rate of 34% of approximately $4,257,000 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at May 31, 2012.  The significant components of the deferred tax asset at May 31, 2012 and May 31, 2011 were as follows:

	May 31, 2012	May 31, 2011
Net operating loss carryforward	$12,522,234	$12,233,858
Deferred tax asset - NOL	$4,257,600	$4,159,552
Deferred tax asset valuation allowance	$(4,257,600)	$(4,159,552)
Net deferred tax asset	$-	$-

At May 31, 2012, the Company had net operating loss carryforwards of approximately $12,234,000 which expire in the years 2020 through 2030. The change in the allowance account from May 31, 2011 to May 31, 2012 was $98,048.

The components of current income tax expense as of May 31, 2012 and 2011 respectively are as follows:

	As of May 31,
	2012	2011
Current federal tax expense	$-	$-
Current state tax expense	$-	$-
Change in NOL benefits	$98,048	$175,052
Change in valuation allowance	$(98,048)	$(175,052)
Income tax expense	$-	$-

For the period ended May 31, 2012, other than a reserve of $130,000 for potential federal tax penalties associated with late filing of foreign subsidiary disclosures,  the Company did not record any liabilities for uncertain tax positions.

Revenue Recognition

The Company generates revenues designing and installing, integrating and servicing automation solutions and energy use monitoring and conservation systems for commercial and residential new construction and renovation projects. The Company generates revenues in three primary ways: first, the Company offers a complete turnkey solution with products and services to contractors and end users; second, the Company sells only products to its contractors and end users; and third, the Company sells only services to its contractors and end users. Revenue on product sales, service agreements and turnkey contracts is recognized using the completed contract method in accordance with ASC Topic 605 “Revenue Recognition in Financial Statements.”.

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property and equipment for purposes of computing depreciation are three to seven years. The following is a summary of property, equipment, and accumulated depreciation:

Property and Equipment	May 31, 2012	May 31, 2011
Computer hardware and software	$815,287	$825,159
Furniture, fixtures, vehicles, leaseholds	345,199	362,777
Book value of property and equipment	1,160,486	1,187,936
Less accumulated depreciation	(1,150,223)	(1,168,636)
Property and equipment - net	$10,263	$19,300
Other assets [Proprietary automation software]	$14,854	$15,610
Less accumulated depreciation	14,854	15,610
Other assets - net	$-	$-

For the years ended May 31, 2012 and 2011 depreciation expenses on continuing operations were $8,324 and $39,284 respectively and on discontinued operations were $nil and $10,092 respectively. The total depreciation expenses for the years ended May 31, 2012 and 2011 were $8,324 and $49,376 respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

NOTE 4 – COMMON STOCK

During the year ended May 31, 2011, the Company issued 295,763 shares of common stock for conversion of debentures, accrued interest and loans payable valued at $330,998.

During the year ended May 31, 2012 the Company issued 11,801,000 shares of common stock for conversion of debt valued at $360,030.

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

During the year ended May 31, 2012 $180,000 of accrued liabilities, $115,388 of short term note payable and $2,612 of accrued interest due the Company’s CEO was consolidated into a debenture bearing  interest at a rate of 6% convertible into shares of the Company’s common stock at a conversion price not less than the greater of $0.0005 per share or the lowest closing price of the Company’s Common Stock for any trading day on which a Notice of Conversion is received, or for any of the 20 consecutive days on which shares of the Company traded immediately preceding the date of receipt of each Notice of Conversion. The Company determined that there was no derivative liability or beneficial conversion associated with the note. The debenture and $5,780 of accrued interest were converted into 9,926,000 shares of common stock of the Company at an average price of $0.03 per share. The conversion was made in accordance with the underlying debt agreement.

During the year ended May 31, 2012 new loans and accounts payable due to the Company’s officers totaled $52,175. The Company had short-term loans and accounts payable outstanding to corporate officers at May 31, 2012 in the amount of $350,232. They are unsecured, due on demand and bear interest at an average rate of 9.7%. Accrued interest on May 31, 2012 was $785. The total outstanding related party debt [principal plus accrued interest] for the period ended May 31, 2012 was $351,017.

The following table summarizes the position of notes, and amounts due to related parties at May 31, 2012 and May 31, 2011:

Related Parties	Principal Outstanding on May 31, 2012	Interest Accrued to May 31, 2012	Principal Outstanding on May 31, 2011	Interest Accrued to May 31, 2011
Short term notes	$350,232	785	424,302	8,651
Total	$350,232	785	424,302	8,651

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

For the year ending May 31, 2012 the Company did not have any lease or other long term commitments and management was not aware of any contingencies not already provided for. The Company rents office, warehouse, and storage space on a month-to-month basis. This arrangement is expected to continue for the foreseeable future.

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

NOTE 7 – CONCENTRATION OF CREDIT RISK

Cash

The Company maintains cash balances at two banks.  Accounts at each institution are insured by the Canadian Depository Insurance up to $60,000 in Canadian funds.  At May 31, 2012 and 2011, no account exceeded this limit.

Revenue and Accounts Receivable

The Company had one significant customer during the year ended May 31, 2012. For the year ended May 31, 2012 revenue was $267,971 (92% of total revenue) and on May 31, 2012 the account receivable was $2,367 (34% of net receivables).

NOTE 8 – THIRD PARTY NOTES AND DEBENTURES PAYABLE

During the 12 months ended May 31, 2011 the Company converted a $35,000 non-interest bearing short term loan into 6,500,000 shares of the Company’s common stock. The number of shares issued on conversion was determined using the fair market value of the Company’s shares at the time of conversion. The total short term third party non-interest bearing notes outstanding on May 31, 2011 were $28,533.

During the 12 months ended May 31, 2012 the Company reclassified $80,000 of accrued liability into a non interest bearing convertible note maturing on June 1, 2012.  The accrued liability resulted from professional fees payable under a consulting contract dated July 2010.  Pursuant to terms of the consulting contract, the note formalizes the Company’s option to settle the outstanding liability through issuance of common stock and the effective date of the note tacks back to December 2010 reflecting the period in which the Company realized the benefit of the services.  The note is convertible into shares of the Company’s common stock at a conversion price not less than the greater of $0.0005 per share or the lowest closing price of the Company’s Common Stock for any trading day on which a Notice of Conversion is received, or for any of the 20 consecutive days on which shares of the Company traded immediately preceding the date of receipt of each Notice of Conversion.  The Company determined that there was no derivative liability or beneficial conversion associated with the note.

During the period ended May 31, 2012 the Company converted $18,750 of third party short term note principal into 625,000 shares of common stock at a share price of $0.03 per share. The conversion was made in accordance with the underlying debt agreement. The total short term third party non-interest bearing note principal outstanding on May 31, 2012 was $88,739.

In the 12 months ended May 31, 2011 the Company converted $70,000 of third party professional fees payable, $179,000 of debenture principal and $82,000 of debenture accrued interest into 44,364,407 shares of the Company’s common stock. All conversions were within terms of the underlying agreements. $693,253 of debenture principal due in FY 2011 was extended as follows: $232,480 due February 28, 2011 was extended to February 28, 2014 and $460,773 due June 1, 2010 was extended to June 1, 2014. The total $768,253 debenture principal outstanding on May 31, 2011 consists of: $75,000 in short term debentures and $693,253 in long term debentures.

In the 12 months ended May 31, 2012 the Company converted $37,500 of debenture principal and into 1,250,000 shares of the Company’s common stock. All conversions were within terms of the underlying agreements. The total $730,753 debenture principal outstanding on May 31, 2012 consists of: $75,000 in short term debentures and $655,753 in long term debentures.

All outstanding notes and debentures were evaluated for embedded derivatives in accordance with ASC 815 and were found to not include any embedded derivatives.

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

The following tables summarize the outstanding principal and discounts associated with debentures and notes outstanding at May 31, 2011 and May 31, 2012.

May 31, 2011
Debentures			Notes	Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	End of Period Balance Sheet Amount
$768,253	nil	$768,253	$28,533	$796,786

May 31, 2012
Debentures			Notes	Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	End of Period Balance Sheet Amount
$730,753	NIL	$730,753	$88,739	$819,492

The principal and accrued interest on notes and debentures as at May 31, 2011 and May 31, 2012 are summarized in the following tables:

Notes and Debentures	Principal Amount at May 31, 2011	Weighted Average Interest Rate		Accrued Interest May 31, 2011
Third Party Notes	$28,533	NIL	$	NIL
Third Party Debentures	768,253	6.4%		223,628
Total	$796,786	6.0%		$223,628

Notes and Debentures	Principal Amount at May 31, 2012	Weighted Average Interest Rate		Accrued Interest to May 31, 2012
Third Party Notes	$88,739	NIL	$	NIL
Third Party Debentures	730,753	6.5%		272,672
Total	$819,492	5.8%		$272,672

Principal payments on loans and debentures payable in the years ending May 31, 2013 through 2017 are as follows:

Fiscal Year	Principal
2013	$163,739
2014	$232,480
2015	$423,273
2016	-
2017	-
Total	$819,492

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

NOTE 9 – DISCONTINUED OPERATIONS

At May 31, 2012, the Company had disposed of all discontinued inventory and fully depreciated all plant and equipment assets. At May 31, 2012, assets from discontinued operations were de minimis.

Liabilities from discontinued operations consisted of:

Description	May 31, 2011	May 31, 2012
Professional Fees Payable	$80,000	$-
Note Payable	$-	$61,250
Total liabilities related to discontinued operations	$80,000	$61,250

The loss from discontinued operations ($1,938), recorded for the 12 months ended May 31, 2012, was a result of miscellaneous charges related pursuing legal recourse against the Company’s home décor supplier.

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

In April 2011, FASB issued Accounting Standard Update (ASU) 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The update provides additional guidance to creditors on evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (TDR) and clarifies the existing guidance on whether (1) the creditor has granted a concession and (2) whether the debtor is experiencing financial difficulties, which are the two criteria used to determine whether a modification or restructuring is a TDR. This guidance is effective for interim or annual periods beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this guidance has not had a material impact on the Company's financial statements.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The update removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. This guidance is effective prospectively for transactions, or modifications of existing transactions, that occur on or after the first interim or annual period beginning on or after December 15, 2011. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations.

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”).” The guidance under ASU 2011-04 amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited.

INTELLIGENT LIVING CORP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

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

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment (the revised standard)”.  Under ASU No. 2011-08 companies have the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs.  The guidance is effective for fiscal years beginning after December 15, 2011 and earlier adoption is permitted.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”. Under ASU 2011-11 disclosures are required to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the ASU requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting  pronouncements that have been issued that might have a material impact on its financial position or results of operations, or cash flows.

NOTE 11 – CHANGES IN PRESENTATION OF COMPARATIVE STATEMENTS

The presentation of certain amounts for previous periods has been reclassified to conform to the presentation adopted for the current period.

NOTE 12 – SUBSEQUENT EVENTS

There were no subsequent events from the end of the period to the date of issuance of this filing.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T).

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of May 31, 2012. The evaluation concluded that there was a material weakness in our internal control over financial reporting as of May 31, 2012. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to the lack of monitoring or review of work performed by our management and lack of segregation of duties.  As of May 31, 2012, in the preparation of audited financial statements, footnotes and financial data, all of our financial reporting was carried out solely by our chief financial and accounting officer and we did not have an audit committee to monitor and review the work performed. The lack of segregation of duties resulted from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. Based on this evaluation the Chief Executive and Principal Financial Officer has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not  effective for the reasons stated below.

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of May 31, 2012 based on the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework.

Based upon its evaluation, our management concluded that there was a material weakness in our internal control over financial reporting as of May 31, 2012. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness related to the lack of monitoring or review of work performed by our management and lack of segregation of duties.  As of May 31, 2012, in the preparation of audited financial statements, footnotes and financial data, all of our financial reporting was carried out solely by our chief financial and accounting officer and we did not have an audit committee to monitor and review the work performed. The lack of segregation of duties resulted from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control.

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

ITEM 9B.

OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of August 29, 2012 are as follows:

NAME	AGE	POSITION
Michael F. Holloran	64	President, CEO and Director
Murat Erbatur	62	COO, Director

MICHAEL F. HOLLORAN, PRESIDENT AND CEO

Michael Holloran was elected a director and accepted the position of President & CEO of ILC in 2000. He brings to ILC a wealth of senior management experience spanning 38 years, including 22 years with the Beak International Group and long-term involvement spearheading strategic corporate expansion into international markets, primarily within Southeast Asia. He has been senior consultant to several international engineering companies including: Simons International Inc., AMEC Inc., and Klohn Crippen Berger. He has served as advisor to several multi-national companies and held advisory board and committee memberships including the University of Guelph School of Engineering and the Canadian Pulp and Paper Association. He holds a Masters Degree in Chemical and Environmental Engineering from McMaster University, a Bachelor of Science (Honors) degree in Applied Mathematics and Physical Chemistry from the University of Waterloo and a Management Studies diploma from Sheridan College.

MURAT F. ERBATUR, COO AND DIRECTOR

Murat F. Erbatur was elected a director in February 2004 and accepted the position of COO in December 2006. Mr. Erbatur founded and is currently President and CEO of MCM Integrated Technologies Ltd and ScanTech Imaging Corp. MCM is one of the leading providers of information technology products and services. ScanTech Imaging Corp. is the market leader in fillable and linkable forms for the mutual fund industry. Mr. Erbatur has held the positions in MCM Integrated Technologies and Scantech Imaging Corp. for the past 15 years and 13 years respectively. Mr. Erbatur has spent most of his 37-year professional career in computers and their applications in technical and business environments. His career includes 11 years with Swan Wooster Engineering, three years as Vice President of Engineering Software Development Corp, two years as Director of Marketing with REBIS Industrial Work Group Software and six years with Simons International as Manager, Computer Applications.  Mr. Erbatur received a B.Sc. degree in Civil Engineering from Robert College (Istanbul, Turkey) in 1972 and a Masters degree in Engineering from University of British Columbia in 1973.

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

Corporate Code of Conduct

In June 2007 we adopted a Code of Ethics for senior financial management to promote honest and ethical conduct and to deter wrongdoing.  This Code applies to our President, Chief Executive Officer and Principal Financial Officer, COO, Directors,  and other employees performing similar functions. The obligations of the Code of Ethics supplement, but do not replace, any other code of conduct or ethics policy applicable to our employees generally.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We believe that during the fiscal year ended May 31, 2012, Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were satisfied.

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form
Michael F. Holloran, President & CEO and Principal Accounting & Financial Officer	0	0	0
Thomas A. Simons	0	0	0
Murat Erbatur, COO	0	0	0

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual compensation for services in all capacities to us for the years ended May 31, 2012 and 2011:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards [issued and pending] ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation (s) (i)	Total ($) (j)
M Holloran CEO	2012	$0	$0	$0	$0	$0	$0	$0	$0
	2011	$0	$0	$0	$0	$0	$0	$0	$0
M Erbatur COO	2012	$0	$0	$0	$0	$0	$0	$0	$0
	2011	$0	$0	$0	$0	$0	$0	$0	$0

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No options/SARs were granted in the fiscal year ended May 31, 2012.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

No officer or Director hold or exercised any options in the fiscal year ended May 31, 2012.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 29, 2012, information concerning the beneficial ownership of the our Common Stock by (i) each person who is known by us to own beneficially more than 5% of our Common Stock, (ii) each of our directors and officers, and (iii) all of our directors and executive officers as a group.

Title of	Name and Address	Amount and Nature		% of
Class	of Beneficial Owner	of Beneficial Ownership		Class(1)

Common	Michael F. Holloran	5,085,830	Direct	41%
Stock	c/o Suite 221, 2323 Quebec St.
	Vancouver, B.C. V5T 4S7

	Thomas A. Simons	5,057,513	Direct	40%
	c/o Suite 221, 2323 Quebec St.
	Vancouver, B.C. V5T 4S7

	Murat Erbatur	400	Direct	<1%
	c/o Suite 221, 2323 Quebec St.
	Vancouver, B.C. V5T 4S7

	All officers and directors
	as a Group (2 persons)	5,086,230 shares		41%

(1)

Percentage ownership based on 12,507,975 shares issued and outstanding.

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

Except for the transactions described below, none of our directors, senior officers or principal shareholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction, since the beginning of the fiscal year ended May 31, 2012, or in any proposed transactions, in which such person had or is to have a direct or indirect material interest.

During the year ended May 31, 2011, loans from the Company’s CEO increased by $41,581 and loans from the Company’s COO increased by $6,952. The loans are unsecured and due on demand. Total outstanding related party debt (principal plus accrued interest) for the year ended May 31, 2011 was $432,953.

During the year ended May 31, 2012, the Company’s CEO loaned the Company $42,645 and the Company’s COO loaned the Company $9,530. These amounts are uncollateralized and due on demand. The Company paid $25,828 in interest to its COO in cash and accrued $7,868 in interest due the Company’s CEO.

During the year ended May 31, 2012 $180,000 of accrued liabilities, $115,388 of short term note payable and $2,612 of accrued interest due the Company’s CEO was consolidated into a debenture bearing  interest at a rate of 6%. The debenture and $5,780 of accrued interest were converted into 9,926,000 shares of common stock of the Company at an average price of $0.03 per share. The conversion was made in accordance with the underlying debt agreement.

The Company shares office space and administrative costs in Vancouver with ScanTech Imaging Corp. (ScanTech”), a company controlled by the Company’s COO Murat Erbatur. The Company provides technical consulting services to ScanTech on an as required basis. For the year ended May 31, 2012 the total value of services provided was $Nil.

Director Independence

The Company’s Board of Directors has determined that none of its directors are independent based on the standards for director independence for the NYSE Amex Equities.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)

Audit related fees for audit Year ended May 31, 2012: $25,000

(2)

Audit related fees for audit Year ended May 31, 2011: $28,000

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

Dated:   September 4, 2012

               Intelligent Living Corp

               By:  /s/ Michael F. Holloran

                    ________________________

                    Michael F. Holloran,

                    President, Chief Executive Officer, Principal Financial and Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 4, 2012.

     SIGNATURE                              CAPACITY

________________________________________________________________________

/s/  Michael F. Holloran

President, Chief Executive Officer, Principal Financial and Accounting Officer and Director

_____________________

     Michael F. Holloran

/s/  Murat Erbatur

_____________________

Chief Operating Officer and Director

     Murat Erbatur