Form 10-Q
period 2012-08-31
Intelligent Living Corp
filed 2012-10-22
CIK 1073362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended August 31, 2012

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

As of October 15, 2012, the registrant had outstanding 12,807,975shares of its $.001 par value Common Stock.

Transitional Small Business Disclosure Format: Yes☐  No ☑

INTELLIGENT LIVING CORP.

FORM 10Q

For the Quarterly Period August 31, 2012

TABLE OF CONTENTS

Page

PART I

FINANCIAL  INFORMATION

3

ITEM 1

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets as of August 31, 2012 (Unaudited) and May 31, 2012

3

Consolidated Statements of Operations for the Three Months ended

August 31, 2012 and August 31, 2011 (Unaudited)

4

Consolidated Statements of Cash Flows for the Three Months ended

August 31, 2012 and August 31, 2011 (Unaudited)

5

Condensed Notes to Consolidated Interim Financial Statements (Unaudited)

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

Risk Factors

19

ITEM 2

Unregistered Sales of Equity Securities and Use of Proceeds

19

ITEM 3

Defaults upon Senior Securities

19

ITEM 4

Mine Safety Disclosures

19

ITEM 5

Other Information

19

ITEM 6

Exhibits

19

SIGNATURE PAGE

20

PART  I.  FINANCIAL  INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTELLIGENT LIVING CORP.
CONSOLIDATED BALANCE SHEETS
	August 31,	May, 31
	2012	2012
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$34,334	$2,685
Accounts receivable, net	3,559	6,937
Accounts receivable related party	13,634	-
Prepaid expenses	3,564	3,441
Inventory, net	2,023	1,952
GST/PST tax refundable	83	156
TOTAL CURRENT ASSETS	$57,197	$15,171

PROPERTY & EQUIPMENT, NET	9,339	10,263

OTHER ASSETS
Other Assets,net	-	-

TOTAL OTHER ASSETS	-	-
TOTAL ASSETS	$66,536	$25,434

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Line of credit	45,396	43,437
Accounts payable	90,585	91,290
Accrued liabilities	260,933	278,779
Accrued interest	285,687	273,458
Short term notes	58,490	27,489
Short term notes convertible	75,000	75,000
Short term loans - related party	388,108	350,232
Current liabilities related to discontinued operations
Note payable	52,250	61,250
TOTAL CURRENT LIABILITIES	$1,256,449	$1,200,935

LONG-TERM LIABILITIES
Debentures	655,753	655,753
TOTAL LONG TERM LIABILITIES	655,753	655,753
TOTAL LIABILITIES	1,912,202	1,856,688

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding	-	-
Common stock, 800,000,000 shares authorized, $0.001 par value; 12,807,975 and 12,507,975 issued and outstanding respectively	12,808	12,508
Additional paid in capital	13,503,913	13,495,213
Accumulated deficit	(15,259,891)	(15,251,400)
Accumulated other comprehensive (loss)	(102,496)	(87,575)
TOTAL STOCKHOLDERS' (DEFICIT)	(1,845,666)	(1,831,254)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$66,536	$25,434

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
	For the 3 month period ended
	August 31
	2012	2011

REVENUES
Intelligent Home: Equipment & Services	$25,367	$62,762
COST OF REVENUES
Intelligent Home: Equipment & Services	152	33,014
GROSS PROFIT	25,215	29,748

EXPENSES
Selling expense	-	3,175
Salaries	1,807	20,285
Depreciation	1,266	3,062
Office & Administrative	11,469	41,103
TOTAL OPERATING EXPENSES	14,542	67,625

GAIN (LOSS) FROM OPERATIONS	10,673	(37,877)

OTHER INCOME (EXPENSE)
Interest income	-	83
Interest expense	(19,164)	(19,034)
TOTAL OTHER INCOME (EXPENSE)	(19,164)	(18,951)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(8,491)	(56,828)

(LOSS) FROM DISCONTINUED OPERATIONS	-	(589)

CONSOLIDATED NET (LOSS) BEFORE INCOME TAX	(8,491)	(57,417)
Income Tax Expense	-	-
NET (LOSS)	(8,491)	(57,417)
EARNINGS PER SHARE BASIC AND DILUTED
(Loss) income per share from continuing operations	(0.00)	(0.08)
(Loss) per share from discontinued operations	-	(0.00)
Net (Loss) per share	(0.00)	(0.08)
Weighted average number of common stock shares outstanding, basic and diluted	12,785,149	706,302

OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain (loss)	(14,921)	754

COMPREHENSIVE (LOSS)	$(23,412)	$(56,663)

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the 3 month period ended
	August 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,491)	$(57,417)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation / Amortization	1,266	3,062
Decrease (increase), net of acquisition, in:
Accounts receivable	3,378	(13,737)
Accounts receivable related party	(13,634)	5,357
Prepaid expenses	(123)	-
Inventory	-	(7,916)
Increase (decrease), net of acquisition, in:
Accrued liabilities and interest	(5,625)	21,680
Accounts payable	(705)	8,077
GST tax refundable	73	782
Net cash used in operating activities	(23,861)	(40,112)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Line of Credit	1,959	3,928
Proceeds of loans	30,267	-
Proceeds of loans, related party	77,521	35,083
Repayment of loans, related party	(51,792)	-
Net cash provided by financing activities	57,955	39,011

Net increase (decrease) in cash	34,094	(1,101)

Effect of foreign exchange on cash	(2,445)	757

Cash, beginning of period	2,685	3,475

Cash, end of period	$34,334	$3,131

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$6,943	$5,838
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt and interest	$9,000	$-

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012

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

The Company previously engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations and evaluate ways and means to recover costs related to the home décor import and distribution business. This process concluded during the year ended May 31, 2012 and any future impact on ongoing operations is expected to be de minimis.

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

On October 31, 2011 the Company’s board of directors approved a Consent Resolution amending the Company’s Articles of Incorporation to affect a one for one hundred and fifty reverse split of the Company’s common stock, and adjustment of the Company’s authorized capital to eight hundred million common shares and five million preferred shares. The proposed amendments were approved by a majority of shareholders on November 1, 2011. The Company filed a preliminary Schedule 14C Information Statement outlining proposed amendments to the Company’s Articles of Incorporation on November 9, 2011 and a definitive Schedule 14C Information Statement on November 25, 2011. The Company set November 25, 2011 as the record date for notification to shareholders. The Company filed the amended Articles of Incorporation with the Nevada Secretary of State on December 12, 2011, with an effective posting date of December 22, 2011. The reverse split was approved for trading purposes by the Financial Industry Regulatory Authority [FINRA] on January 18, 2012.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012

(Unaudited)

Restructuring was completed during the year ended May 31, 2012 and the Company has begun implementation of its diversification strategy.

Results from ongoing operations reported for the periods ending August 31, 2012 and August 31, 2011 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support.

The Company’s year-end is May 31.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended May 31, 2012. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At August 31, 2012, the Company had a working capital deficit of $1,199,252, an accumulated deficit of $15,259,891 and historically has reported negative cash flows from consolidated operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

August 31, 2012

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at August 31, 2012

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

August 31, 2012

(Unaudited)

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

NOTE 3 - COMMON STOCK

During the three months ended August 31, 2012 the Company issued 300,000 shares of its unregistered common stock for conversion of $9,000 of debt principal. The conversion was made in accordance with the terms of the underlying agreement.

NOTE 4 – RELATED PARTIES

The Company had short-term loans outstanding to corporate officers at May 31, 2012 in the amount of $350,232. They are unsecured, due on demand and bear interest at an average rate of 9.7%. Accrued interest to May 31, 2012 was $785.

During the three months ended August 31, 2012 the balance sheet liability associated with loans from the Company’s officers increased by $37,876. These loans are uncollateralized and due on demand. The Company paid the Company’s officers $6,943 of interest in cash, accrued interest of $344. Total outstanding related party debt [principal plus accrued interest] for the period ended August 31, 2012 and May 31, 2012 was respectively $389,237 and $351,017.

The following table summarizes the position of notes, and amounts due to related parties at August 31, 2012:

Related Parties	Principal Outstanding on August 31, 2012	Interest Accrued to August 31, 2012
Short-term notes	$388,108	$1,129
Total	$388,108	$1,129

The Company shares office space and administrative costs in Vancouver with ScanTech Imaging Corp. (“ScanTech”), a company controlled by Murat Erbatur the Company’s COO. The Company provides technical consulting services to ScanTech and Scan Tech’s clients on an as needed basis. For the period ended August 31, 2012 the total value of services provided was $15,134.

NOTE 5 – THIRD PARTY NOTES AND DEBENTURES PAYABLE

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

August 31, 2012

(Unaudited)

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

During the quarter ended August 31, 2012 the Company converted $9,000 of short term note principal into 300,000 shares of the Company’s common stock. The conversion was within the terms of the underlying agreement.

During the quarter ended August 31, 2012 the Company negotiated a short term non-interest bearing short term loan in the amount of $30,267.

Third party short term principal outstanding on August 31, 2012 was $185,740, consisting of note principal $110,740 and debenture principal $75,000. Total third party long term principal outstanding on August 31, 2012 consisted of debenture principal of $655,753. Total outstanding third party principal outstanding on August 31, 2012 was $841,493.

The following tables summarize the outstanding principal and discounts associated with debentures and notes outstanding at May 31, 2012 and August 31, 2012.

May 31, 2012
Debentures			Notes	Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	End of Period Balance Sheet Amount
$730,753	nil	730,753	88,739	819,492
August 31, 2012
Debentures			Notes	Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	End of Period Balance Sheet Amount
$730,753	nil	$730,753	$110,740	$841,493

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012

(Unaudited)

The principal and accrued interest on notes and debentures as at May 31, 2012 and August 31, 2012 are summarized in the following tables:

Notes and Debentures	Principal Amount at May 31, 2012	Weighted Average Interest Rate		Accrued Interest to May 31, 2012
Third Party Notes	$88,739	NIL	$	NIL
Third Party Debentures	730,753	6.5%		272,672
Total	$819,492	5.8%		$272,672

Notes and Debentures	Principal Amount at Aug 31, 2012	Weighted Average Interest Rate		Accrued Interest Aug 31, 2012
Third Party Notes	$110,740	NIL	$	nil
Third Party Debentures	730,753	6.5%		284,577
Total	$841,493	5.8%		$284,577

Principal payments on loans and debentures payable in the years ending May 31, 2013 through 2017 are as follows:

Fiscal Year	Principal
2013	$185,740
2014	$232,480
2015	$423,273
2016	-
2017	-
Total	$841,493

NOTE 6 – DISCONTINUED OPERATIONS

In prior periods the Company disposed of all discontinued inventory and fully depreciated all plant and equipment assets. At August 31, 2012, assets from discontinued operations were de minimis.

Liabilities from discontinued operations consisted of:

Description	May 31, 2012	August 31, 2012
Note Payable	$61,250	$52,250
Total liabilities related to discontinued operations	$61,250	$52,250

NOTE 8 – SUBSEQUENT EVENTS

There were no subsequent events from the end of the quarter to the date of issuance of this filing

 INTELLIGENT LIVING CORP.

FORM 10-Q

For the Quarterly period ended August 31, 2012

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

The Company previously engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations and evaluate ways and means to recover costs related to the home décor import and distribution business. This process concluded during the year ended May 31, 2012 and any future impact on ongoing operations is expected to be de minimis.

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

Restructuring was completed during the year ended May 31, 2012 and the Company has begun implementation of its diversification strategy.

Results from ongoing operations reported for the periods ending August 31, 2012 and August 31, 2011 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support.

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

During the three month period June 1, 2012 through August 31, 2012, the US dollar to Canadian Dollar exchange rate has varied from a low of 0.9601 on June 3 and 5, 2012 to a high of 1.0129 on August 22, 2012. The closing exchange rate was 1.0089 and the average exchange rate over the three month period ended August 31, 2012 was 0.9883 resulting in comprehensive income of ($14,921) for the period ended August 31, 2012.

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

During the three month period ended August 31, 2012, the balance sheet liability associated with short term loan principal due the Company’s CEO increased by $18,529. During the three months ended August 31, 2012 the balance sheet liability associated with short term principal due the Company’s COO increased by $19,348. Related party short term loans are uncollateralized and due on demand. The Company repaid the Company’s COO $6,943 in interest in cash and accrued $344 in interest due the Company’s CEO. Total outstanding related party debt [principal plus accrued interest] for the period ended August 31, 2012 and May 31, 2012 was respectively $389,237 and $351,017.

The Company shares office space and administrative costs in Vancouver with ScanTech Imaging Corp. (“ScanTech”), a company controlled by Murat Erbatur the Company’s COO. The Company provides technical consulting services to ScanTech and Scan Tech’s clients on an as needed basis. For the period ended August 31, 2012 the total value of services provided was $15,134.

RESULTS OF OPERATIONS – for the three months ended August 31, 2012 and August 31, 2011

For the three months ended August 31, 2012, revenues from continuing operations were $25,367 compared to $62,762 in the same period in the prior year, a decrease of 60%. The decrease in revenue is the net of an 80% reduction in the value of sub-contract residential installations as a result of the Company’s decision to phase out of sub-contract work and transition to design build services, and a 100% increase in professional fees associated with technical consulting work.

For the three months ended August 31, 2012, gross profit was $25,215 compared to $29,748 in the same period in the prior year, a decrease of 15%. Gross margin (gross profit as a percent of revenue) was 99%, compared to 47% for the same period in the prior year. Gross profit is the net of revenue less the cost of goods. In the current quarter the Company’s cost of goods was low compared to prior quarters. This resulted because revenues were substantially due to professional time billed for completion of sub-contract work and technical consulting which does not have any associated cost of materials. This resulted in the large increase in gross margin reflecting the low cost of revenue associated with professional fees.

Operating expenses for the three months ending August 31, 2012 were $14,542 versus $67,625 for the corresponding period in the prior year. The year to date operating expense decrease of 78% resulted from the elimination of selling expenses, a 91% decrease in salary costs as a result of decreased staff levels, a 59% decrease in depreciation expenses, and a 72% decrease in administration expenses resulting principally from across the board reduced costs of services and supplies.

The Company recorded an operating profit of $10,673 for the three month period ended August 31, 2012 compared to an operating loss of (37,877) for the comparable period in the prior year.

Total other expenses for the three month period ending August 31, 2012 were $19,164 compared to $19,540 for the comparable period in the prior year, a decrease of 2%.

The net loss from continuing operations for the three month period ending August 31, 2012 was ($8,491) compared to a net loss of ($56,828) in the comparable period in the prior year, a decrease of 85%.

During the three month period ended August 31, 2012 the Company did not incur expenses associated with its discontinued wholesale business. In the comparable period in the prior year the net loss from discontinued operations was ($589). The elimination of expenses is a result of the windup of discontinued operations during the year ended May 31, 2012.

The consolidated net loss for the three months ended August 31, 2012 was ($8,491) compared to a consolidated net loss of ($57,417) for the corresponding period in the prior year. A loss of ($14,921) was realized as a result of foreign currency translation and the resulting comprehensive loss for the period ending August 31, 2012 was $(23,412) compared to a gain of $754 as a result of foreign currency translation and a comprehensive loss of ($56,663) for the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of August 31, 2012, our principal sources of liquidity included cash and cash equivalents, cash flow from our operating subsidiary, and shareholder and related party loans. At August 31, 2012, cash and cash equivalents totaled $34,334 compared to $2,685 at May 31, 2012.

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

Risk factors relevant to these events and management decisions include, but are not limited to: the success of the Company’s diversification strategy and initiative, Company’s ability to secure ongoing product supply, foreign exchange fluctuations, continued acceptance of the Company’s products and services, changes in technology and consumer adoption of technology, intense competition, the strength of the North American housing market and consumer economy in general, and cannot be credibly quantified by the Company at this time.

Internal and External Sources of Capital

For the three month period ending August 31, 2012 the Company realized a profit from operations of $10,673 and a net loss of ($8,491). As of August 31, 2012 the Company had a working capital deficit of $1,199,252 and limited assets to sell in order to create short or long term liquidity. Therefore, we are dependent on external sources for funding until such time as the Company develops positive net cash flow to maintain liquidity. Until such time as we have positive cash flow on a sustained basis, the dependence on external capital will remain. There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us.

Investing Activities

There were no investing activities during the three month period ending August 31, 2012.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we raised approximately $13.5 million from the sale of common stock and as at August 31, 2012 we have borrowings of approximately $1.23 million from investors and shareholders.  Funds from these sources were used as working capital to fund the development of the Company.

In the three month period ended August 31, 2012 the balance sheet value of the Company’s related party short term loans increased by $37,876, the Company’s line of credit increased by $1,959 These loans are interest bearing and due on demand. The Company negotiated a third party convertible non-interest bearing loan of $30,267.

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

The Company is actively pursuing expansion both vertically within the Company’s current green building, home automation and energy conservation sectors and horizontally within related sectors including home construction and development. The Company is pursuing expansion opportunities in parallel with a shift in the Company's focus from supplier/sub-contractor to prime contractor/developer. This shift in focus will allow the Company to gain greater financial and market leverage from its knowhow and engineering and project management capabilities. This shift will also increase the Company's flexibility to pursue project and development opportunities. This shift of focus is expected to result in a short term impact on revenue as the Company is not actively pursuing new supplier/sub-contractor business.

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

This effort has led to eco and energy friendly designs for single family housing, a multi-suite elder’s residence and small footprint relief housing. The designs capitalize on modular construction techniques and utilize advanced building systems. The Company is in negotiation with a coastal First Nations band for turnkey design build housing and has executed Memorandum of Understanding and Non-Disclosure agreements with Coast Tsimshian Resources LP a major First Nations owned timber supplier to jointly pursue domestic markets for Native American Indian housing in both Canada and US and offshore markets for small footprint relief housing. The opportunity to supply housing to Native American Indian communities is extensive and the Company plans to focus effort on developing this market over the coming year.

The Company has also undertaken extensive pro-forma analysis of multi-strata development opportunities within greater Vancouver communities that have zoning approval for building multi-units on single family residential lots. The Company recently completed a major renovation of a penthouse condominium in Vancouver. This project is a blueprint and showcase for the Company’s green building, home automation and energy conservation capabilities. The Company is working with a realtor specializing in Vancouver’s urban core evaluating renovation opportunities and is actively looking at ways and means of securing development funding.

Cash flow from ongoing business activities combined with the availability of loans from related and third parties are estimated to be sufficient to sustain the current level of operations and planned activities through to the end of the 2013 fiscal year.

OFF BALANCE-SHEET ARRANGEMENTS

During year ended May 31, 2012, and the three months ended August 31, 2012 the Company did not engage in any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit facility because borrowings under the facility are variable rate borrowings. At the current time all of the borrowings under our credit agreements accrue interest at the Prime Rate plus an applicable margin. Assuming that the balance on our variable interest loans as of August 31, 2012, was the same throughout the entire quarter, each 1.0% increase in the prime interest rate on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $3,570 per year.

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

MCM’s and Cardinal Points’ cash balances consist of Canadian Dollars and U.S. Dollars. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments.  For the three month period ended August 31, 2012, the Company did not purchase goods valued in US dollars for sale in Canadian dollars and was not subject to transaction risk.

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

Fluctuation in exchange rates resulted in a year-to-date foreign currency translation loss of ($14,921) on August 31, 2012.  Future changes in the value of the U.S. dollar to Canadian dollar could have a material impact on our financial position.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive, Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of August 31, 2012. Based on that evaluation the Chief Executive, Principal Financial and Accounting Officer has concluded that, as of the end of the period covered by this report, there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the lack of monitoring or review of work performed by our management and lack of segregation of duties.  As of August 31, 2012, in the preparation of audited financial statements, footnotes and financial data, all of our financial reporting was carried out solely by our chief financial and accounting officer and we did not have an audit committee to monitor and review the work performed. The lack of segregation of duties resulted from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. Based on this evaluation the Chief Executive and Principal Financial Officer has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended August 31, 2012 the Company converted $9,000 of third party debt principal into 300,000 shares of unregistered common stock at an average price of $0.03 per share. The conversion was made in accordance with the underlying debt agreement.

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

To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT LIVING CORP

By: /s/ Michael F. Holloran

-------------------------------------

Michael F. Holloran

President, Chief Executive Officer, and

Principal Financial and Accounting Officer

Dated:  October 22, 2012

20