Form 10-Q
period 2012-11-30
Intelligent Living Corp
filed 2013-01-22
CIK 1073362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended November 30, 2012

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ___________ to _____________

Commission file number: 000-25335

INTELLIGENT LIVING CORP.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

88-0409024
(I.R.S. Employer Identification Number)

101 – 618 EAST KENT AVENUE SOUTH
Vancouver, BC
V5X 0B1
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

As of January 14, 2013, the registrant had outstanding 12,807,975 shares of its $.001 par value Common Stock.

Transitional Small Business Disclosure Format: Yes☐  No ☑

INTELLIGENT LIVING CORP.

FORM 10Q

For the Quarterly Period November 30, 2012

TABLE OF CONTENTS

PART  I.  FINANCIAL  INFORMATION

3

ITEM 1 - FINANCIAL STATEMENTS

3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF CONTINUING AND FUTURE PLAN OF OPERATION

14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

20

ITEM 4T. CONTROLS AND PROCEDURES

21

PART II. OTHER INFORMATION

22

ITEM 1.  LEGAL PROCEEDINGS

22

ITEM 1A.  RISK FACTORS

22

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

22

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

22

ITEM 4.  MINE SAFETY DISCLOSURES.

22

ITEM 5.  OTHER INFORMATION

22

ITEM 6.  EXHIBITS

22

SIGNATURES

23

PART  I.  FINANCIAL  INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTELLIGENT LIVING CORP.
CONSOLIDATED BALANCE SHEETS
	November 30,	May, 31
	2012	2012
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$26,614	$2,685
Accounts receivable, net	21	6,937
Prepaid expenses	3,561	3,441
Inventory, net	2,021	1,952
GST/PST tax refundable	335	156
TOTAL CURRENT ASSETS	$32,552	$15,171

PROPERTY & EQUIPMENT, NET	8,036	10,263

OTHER ASSETS
Other Assets, net	-	-
TOTAL OTHER ASSETS	-	-
TOTAL ASSETS	$40,588	$25,434

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Line of credit	49,030	43,437
Accounts payable	87,259	91,290
Accrued liabilities	132,723	278,779
Accrued interest	300,151	273,458
Short term notes	28,200	27,489
Short term notes convertible, net	87,750	75,000
Short term loans - related party	357,000	350,232
Current liabilities related to discontinued operations
Short term note convertible	52,250	61,250
TOTAL CURRENT LIABILITIES	$1,094,363	$1,200,935

LONG-TERM LIABILITIES
Debentures	655,753	655,753
Debentures and loans related parties	139,267	-
TOTAL LONG TERM LIABILITIES	795,020	655,753
TOTAL LIABILITIES	1,889,383	1,856,688

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding	-	-
Common stock, 800,000,000 shares authorized, $0.001 par value; 12,807,975 and 12,507,975 issued and outstanding respectively	12,808	12,508
Additional paid in capital	13,546,413	13,495,213
Accumulated deficit	(15,305,738)	(15,251,400)
Accumulated other comprehensive (loss)	(102,278)	(87,575)
TOTAL STOCKHOLDERS' (DEFICIT)	$(1,848,795)	$(1,831,254)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$40,588	$25,434

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
		For the 3 month period ended		For the 6 month period ended
		November 30,		November 30
		2012	2011	2012	2011

REVENUES
Intelligent Home: Equipment & Services		$9,047	$102,848	$34,414	$165,610
COST OF REVENUES
Intelligent Home: Equipment & Services		1,547	47,676	1,699	80,690
GROSS PROFIT		7,500	55,172	32,715	84,920

EXPENSES
Selling expense		-	(67)	-	3,108
Salaries		1,770	23,859	3,577	44,144
Depreciation		1,297	2,935	2,563	5,997
Office & Administrative		16,910	20,053	28,379	61,156
TOTAL OPERATING EXPENSES		19,977	46,780	34,519	114,405

GAIN (LOSS) FROM OPERATIONS		(12,477)	8,392	(1,804)	(29,485)

OTHER INCOME (EXPENSE)
Beneficial conversion and fee discount expense		(12,750)	-	(12,750)	-
Interest expense		(20,620)	(22,280)	(39,784)	(41,313)
TOTAL OTHER INCOME (EXPENSE)		(33,370)	(22,280)	(52,534)	(41,231)

INCOME (LOSS) FROM CONTINUING OPERATIONS		(45,847)	(13,888)	(54,338)	(70,716)

(LOSS) FROM DISCONTINUED OPERATIONS		-	(632)	-	(1,221)

CONSOLIDATED NET (LOSS) BEFORE INCOME TAX		(45,847)	(14,520)	(54,338)	(71,937)
Income Tax Expense		$-	-	-	-
NET (LOSS)		(45,847)	$(14,520)	(54,338)	(71,937)
EARNINGS PER SHARE BASIC AND DILUTED
(Loss) income per share from continuing operations		(0.00)	(0.02)	(0.00)	(0.10)
(Loss) per share from discontinued operations		(0.00)	(0.00)	(0.00)	(0.00)
Net (Loss) per share		(0.00)	(0.02)	(0.00)	(0.10)
Weighted average number of common stock shares outstanding, basic and diluted		12,807,975	706,302	12,796,500	706,302

OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain (loss)		218	20,722	(14,703)	21,476
	$
COMPREHENSIVE (LOSS)		(45,629)	$6,202	$(69,041)	$(50,461)

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the 6 month period ended
	November 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,338)	$(71,937)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization of debt discount	12,750	-
Depreciation / Amortization	2,563	5,997
Decrease (increase), net of acquisition, in:
Accounts receivable	6,916	(40,013)
Accounts receivable related party	-	16,123
Prepaid expenses	(120)	-
Inventory	-	(7,535)
Increase (decrease), net of acquisition, in:
Accrued liabilities and interest	(119,363)	33,106
Accounts payable	(4,031)	1,491
GST tax refundable	(179)	702
Net cash used in operating activities	(155,802)	(62,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Line of Credit	5,593	(2,661)
Proceeds of loans	42,500	-
Proceeds of loans, related party	236,064	64,454
Repayment of loans, related party	(101,791)	-
Net cash provided by financing activities	182,366	61,793

Net increase (decrease) in cash	26,564	(273)

Effect of foreign exchange on cash	(2,635)	5,812

Cash, beginning of period	2,685	3,475

Cash, end of period	$26,614	$9,014

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$13,099	$12,428
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt and interest	$9,000	$9,000
Accrued liabilities converted to debenture	$122,000	180,000
Short term loan converted to debenture	$30,267	-

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Intelligent Living Corp (“ILC”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998 and maintains offices in Vancouver, British Columbia and Phoenix, Arizona. Through its wholly owned subsidiary MCM Integrated Technologies, Ltd. (“MCM”) the Company operates in the green building sector and historically has offered automation technology for single and multi unit new construction and existing buildings. Income was derived from both equipment sales and the provision of installation, repair and maintenance services and customers include residential home owners, developers and builders of single family and multi-unit developments and commercial businesses. MCM was incorporated in 1994, began supplying home automation and energy management solutions in 2003 and was acquired by Intelligent Living in 2006.

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

In 2008 the Company shifted its focus to the western Canadian housing market. Compared to the US housing market the western Canadian housing market, and in particular the greater Vancouver housing market, has remained relatively stable with new construction and renovation projects. Beginning in the summer of 2012 the Canadian resale market cooled and prices have contracted slightly in most areas. This trend is forecast to continue through the coming quarters as the market rebalances.

The market opportunities for the Company’s control and automation services and products and associated project margins are enhanced when combined with building design and construction. Over several quarters the Company has actively evaluated opportunities to expand its business activities vertically within the Company’s current green building, home automation and energy conservation sectors and horizontally within the construction and renovation sectors.

During FY 2012 the Company began planning the shift of its activities to design build services targeting small footprint energy efficient smart housing, specific to the needs of North American Indian communities and emergency relief housing, and multi-strata property renovation and development. Projects will incorporate automation and control as standard features. These areas of business capitalize on the Company’s experience designing and supplying environmental control and automation technology and better utilize the Company’s strong in-house engineering, design and project management capabilities.

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

November 30, 2012

(Unaudited)

Restructuring was completed during the year ended May 31, 2012 and the Company has begun implementation of its diversification strategy.

Results from ongoing operations reported for the period ending November 30, 2012 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support and reflect development expenses related to the Company’s diversification strategy. Results from operations reported for the period ending November 30, 2011 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At November 30, 2012, the Company had a working capital deficit of $1,061,811, an accumulated deficit of $15,305,738 and historically has reported negative cash flows from consolidated operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

November 30, 2012

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at November 30, 2012

Description	Level 1	Level 2	Level 3
	None	None	none

The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

Beneficial Conversion Feature of Debentures and Convertible Notes Payable

In accordance with FASB ASC 470-20, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, we recognize the advantageous value of conversion rights attached to such types of convertible debt. Such rights give the debt holder the ability to convert their debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of the debentures and related accruing interest, and is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the straight line method.

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, ''Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

(Unaudited)

Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, "Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles -Goodwill and Other -General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

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

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

(Unaudited)

NOTE 3 - COMMON STOCK

During the six months ended November 30, 2012 the Company issued 300,000 shares of its unregistered common stock for conversion of $9,000 of debt principal. The conversion was made in accordance with the terms of the underlying agreement.

NOTE 4 – RELATED PARTIES

The Company had short-term loans outstanding to corporate officers at May 31, 2012 in the amount of $350,232. They are unsecured, due on demand and bear interest at an average rate of 9.7%. Accrued interest to May 31, 2012 was $785.

During the quarter ended November 30, 2011, the Company converted $122,000 of accrued liabilities, into a new related party debenture in the same amount and re-classified and converted a $30,267 short term non-interest bearing note into a new related party debenture. The debentures bear interest at 6% and mature on June 1, 2014. The debentures are convertible into shares of common stock at a conversion price equal to the lowest closing price per share of the Company’s common stock for the 20 trading days immediately preceding the date of conversion or at a price of $0.0005 per share whichever is greater. The Company determined that there was no derivative liability or beneficial conversion associated with the new debentures.

During the six months ended November 30, 2012 the balance sheet liability associated with related party loans and debentures increased by $146,035. These loans are uncollateralized and due on demand. The Company paid the Company’s officers $43,726 of loan principal and $13,099 of interest in cash, and accrued related party interest of $2,857. Total outstanding related party debt [principal plus accrued interest] for the period ended November 30, 2012 and May 31, 2012 was respectively $499,124 and $351,017.

The following table summarizes the amounts due to related parties at November 30, 2012:

Related Parties	Principal Outstanding on November 30, 2012	Interest Accrued to November 30, 2012
Short term notes	$357,000	$1,399
Long term debentures	139,267	1,458
Total	$496,267	$2,857

The Company shares office space and administrative costs in Vancouver with ScanTech Imaging Corp. (“ScanTech”), a company controlled by Murat Erbatur the Company’s COO. The Company provides technical consulting services to ScanTech and Scan Tech’s clients on an as needed basis. For the period ended November 30, 2012 the total value of services provided was $20,006.

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

November 30, 2012

(Unaudited)

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

During the 6 months ended November 30, 2012 the Company converted $9,000 of short term note principal into 300,000 shares of the Company’s common stock. The conversion was within the terms of the underlying agreement.

During the quarter ended November 30, 2012 the Company negotiated an 8% convertible debenture, principal amount of $42,500, with Asher Enterprises, Inc. The debenture, due in June 2013, is convertible into shares of the Company’s common stock, at the discretion of the holder, commencing 180 days following the date of the debenture at a conversion price per share equal to a discount of 42% from the average of the lowest three closing prices for the Company’s stock during the ten days prior to conversion or $0.00009 per share whichever is greater. The Company determined that there was a beneficial conversion feature associated with the debenture equal to the principal value of the note. An expense equal to the amount of the beneficial conversion feature is being amortized over the life of the note. During the period ended November 30, 2012 the Company recorded expenses of $850 for accrued interest and $12,750 related to amortization of the debenture discount. Pursuant to the terms of the debenture, the Company has instructed its stock transfer agent to reserve an agreed upon number of shares of the Company’s common stock to be issued if the debenture is converted. As of November 30, 2012, 17,500,000 shares have been reserved, but are not considered as issued and outstanding.

All outstanding notes and debentures were evaluated for embedded derivatives in accordance with ASC 815 and were found to not include any embedded derivatives.

Third party short term principal outstanding on November 30, 2012 was $197,950, consisting of note principal $80,450 and debenture principal $117,500. Total third party long term principal outstanding on November 30, 2012 consisted of debenture principal of $655,753. Total outstanding third party principal outstanding on November 30, 2012 was $853,703.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

(Unaudited)

The following tables summarize the outstanding principal and discounts associated with debentures and notes outstanding at May 31, 2012 and November 30, 2012.

May 31, 2012
Long and Short Term Debentures			Notes	Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	End of Period Balance Sheet Amount
$730,753	nil	730,753	88,739	819,492
November 30, 2012
Long and Short Term Debentures			Notes	Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	End of Period Balance Sheet Amount
$773,253	$29,750	$743,503	$80,450	$823,953

The principal and accrued interest on notes and debentures as at May 31, 2012 and November 30, 2012 are summarized in the following tables:

Notes and Debentures	Principal Amount at May 31, 2012	Weighted Average Interest Rate		Accrued Interest to May 31, 2012
Third Party Notes	$88,739	NIL	$	NIL
Third Party Debentures	730,753	6.5%		272,672
Total	$819,492	5.8%		$272,672

Notes and Debentures	Principal Amount at Nov 30, 2012	Weighted Average Interest Rate		Accrued Interest Nov 30, 2012
Third Party Notes	$80,450	NIL	$	nil
Third Party Debentures	773,253	6.1%		297,294
Total	$853,703	5.7%		$297,294

Principal payments on loans and debentures payable in the years ending May 31, 2013 through 2017 are as follows:

Fiscal Year	Principal
2013	$155,450
2014	$274,980
2015	$423,273
2016	-
2017	-
Total	$853,703

NOTE 6 – DISCONTINUED OPERATIONS

In prior periods the Company disposed of all discontinued inventory and fully depreciated all plant and equipment assets. At November 30, 2012, assets from discontinued operations were de minimis.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

(Unaudited)

Liabilities from discontinued operations consisted of:

Description	May 31, 2012	November 30, 2012
Note Payable	$61,250	$52,250
Total liabilities related to discontinued operations	$61,250	$52,250

NOTE 7 – SUBSEQUENT EVENTS

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

OVERVIEW

Intelligent Living Corp (“ILC”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998 and maintains offices in Vancouver, British Columbia and Phoenix, Arizona. Through its wholly owned subsidiary MCM Integrated Technologies, Ltd. (“MCM”) the Company operates in the green building sector and historically has offered automation technology for single and multi unit new construction and existing buildings. Income was derived from both equipment sales and the provision of installation, repair and maintenance services and customers include residential home owners, developers and builders of single family and multi-unit developments and commercial businesses. MCM was incorporated in 1994, began supplying home automation and energy management solutions in 2003 and was acquired by Intelligent Living in 2006.

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

In 2008 the Company shifted its focus to the western Canadian housing market. Compared to the US housing market the western Canadian housing market, and in particular the greater Vancouver housing market, has remained relatively stable with new construction and renovation projects. Beginning in the summer of 2012 the Canadian resale market cooled and prices have contracted slightly in most areas. This trend is forecast to continue through the coming quarters as the market rebalances.

The market opportunities for the Company’s control and automation services and products and associated project margins are enhanced when combined with building design and construction. Over several quarters the Company has actively evaluated opportunities to expand its business activities vertically within the Company’s current green building, home automation and energy conservation sectors and horizontally within the construction and renovation sectors.

During FY 2012 the Company began planning the shift of its activities to design build services targeting small footprint energy efficient smart housing, specific to the needs of North American Indian communities and emergency relief housing, and multi-strata property renovation and development. Projects will incorporate automation and control as standard features. These areas of business capitalize on the Company’s experience designing and supplying environmental control and automation technology and better utilize the Company’s strong in-house engineering, design and project management capabilities.

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

Results from ongoing operations reported for the period ending November 30, 2012 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support and reflect development expenses related to the Company’s diversification strategy. Results from operations reported for the period ending November 30, 2011 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support.

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

During the six month period June 1, 2012 through November 30, 2012, the US dollar to Canadian Dollar exchange rate has varied from a low of 0.9601 on June 3 and 5, 2012 to a high of 1.0334 on September 15, 2012. The closing exchange rate was 1.0078 and the average exchange rate over the six month period ended November 30, 2012 was 1.0003 resulting in comprehensive income of ($14,703) for the six month period ended November 30, 2012.

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

During the six month period ended November 30, 2012, the Company converted $122,000 of accrued liabilities due the Company’s CEO into a 6% convertible debenture, negotiated short term loans of $25,027 with the Company’s CEO and repaid loan and debenture principal of $43,726 in cash. The Company re-classified $30,267 of loan principal due the Company’s principal shareholder to a related party loan and converted the principal balance into a 6% convertible debenture. Related party debentures are uncollateralized. During the six months ended November 30, 2012 the balance sheet liability associated with short term principal due the Company’s COO increased by $12,354. Related party loans are uncollateralized and due on demand. The Company repaid the Company’s COO interest of $13,099 in cash, accrued $1,761 in interest due the Company’s CEO and $303 in interest due the Company’s principal shareholder. Total outstanding related party debt [principal plus accrued interest] for the period ended November 30, 2012 and May 31, 2012 was respectively $499,124 and $351,017.

The Company shares office space and administrative costs in Vancouver with ScanTech Imaging Corp. (“ScanTech”), a company controlled by Murat Erbatur the Company’s COO. The Company provides technical consulting services to ScanTech and Scan Tech’s clients on an as needed basis. For the period ended November 30, 2012 the total value of services provided was $20,006.

RESULTS OF OPERATIONS – for the six months and three months ended November 30, 2012 and November 30, 2011

For the six months ended November 30, 2012, revenues from continuing operations were $34,414 compared to $165,610 in the same period ending last year, a decrease of 79%. The decrease in revenue is the net of a 91% decrease in the value of third party residential installations combined with a 100% increase in related party technical consulting work. For the corresponding 2012 and 2011 three month periods ended November 30 revenue was $9,047 and $102,848, a decrease of 91%. The decrease is the net of a 94% decrease in the value of third party residential installations combined with a 100% increase in related party technical consulting work. The decrease in revenue from third party residential installations is directly a result of the Company’s decision to phase out of sub-contract work and transition to design build services

For the six months ended November 30, 2011, gross profit was $32,715 compared to 84,920 in the same period in the prior year, a decrease of 61%. Gross margin (gross profit as a percent of revenue) was 95%, compared to 51% for the same period in the prior year. For the corresponding 2012 and 2011 three month periods ended November 30 gross profit was $7,500 and $55,172 respectively, a decrease of 86%. Gross profit is the net of revenue less the cost of goods. In the periods compared, the Company’s cost of goods was low compared to prior quarters. This resulted because revenues were substantially due to professional time billed for completion of sub-contract work and technical consulting which does not have any associated cost of materials. This resulted in the large increase in gross margin reflecting the low cost of revenue associated with professional fees.

Operating expenses for the six months ending November 30, 2011 were $34,519 versus $114,405 for the same period in the prior year and $19,977 versus $46,780 for the three month periods ended November 30, 2011 and 2010. The year to date operating expense decrease of 70% resulted from across the board expense reductions: 100% reduction in selling expenses, 92% reduction in salary costs, 57% in depreciation expenses, and 54% in administration expenses resulting principally from across the board reduced costs of services and supplies including audit, legal and compliance fees and expenses. Operating expenses for the three month period ended November 30, 2012 were similarly reduced across all categories.

The Company recorded an operating loss from continuing operations of ($1,804) for the six month period ended November 30, 2012 compared to an operating loss of ($29,485) for the same period in the prior year, a decrease of 94%. The Company recorded an operating loss from continuing operations of ($12,477) for the three month period ended November 30, 2012 compared to an operating profit of $8,392 for the same period in the prior year.

Total other expenses for the six month period ending November 30, 2012 were $52,534 compared to $41,231 for the comparable period in the prior year, an increase of 27%. The increase resulted from a 100% increase in accretion expense associated with the Company’s recent third party financings and a small decrease in interest expense compared to the same period in the prior year. Total other expenses for the three month period ended November 30, 2012 were $33,370 compared to $22,280 for the comparable period in the prior year. The increase was almost entirely due to third party financing accretion expense.

The net loss from continuing operations for the six month period ending November 30, 2012 was ($54,338) compared to a net loss of ($70,716) in the comparable period in the prior year, a decrease of 23%. For the three month period ended November 30, 2012 the Company recorded a net loss from continuing operations of ($45,847) compared to a net loss of ($13,888) for the comparable period in the prior year, an increase of 230%.

During the six month and three month periods ended November 30, 2012 the Company did not incur expenses associated with its discontinued wholesale business. In the comparable periods in the prior year the net loss from discontinued operations was ($1,221) and ($632) respectively. The elimination of expenses is a result of the windup of discontinued operations during the year ended May 31, 2012.

The consolidated net loss for the six months ended November 30, 2012 was ($54,338) compared to a total net loss of ($71,937) for the corresponding period in the prior year. A loss of ($14,703) was realized as a result of foreign currency translation and the resulting comprehensive loss the period ending November 30, 2012 was $(69,041) compared to a gain of $21,476 as a result of foreign currency translation and a comprehensive loss of ($50,461) for the corresponding period in the prior year.

For the three months ended November 30, 2012 the total net loss was ($45,847) compared to ($14,520) for the corresponding period in the prior year. The Company recognized a gain of $218 on foreign currency translation for the three month period ended November 30, 2012 compared to a gain of $20,722 for the same period in the prior year. The Company recorded a comprehensive loss of ($45,269) for the three months ended November 30, 2012 compared to a comprehensive gain of $6,202 for the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of November 30, 2012, our principal sources of liquidity included cash and cash equivalents, cash flow from our operating subsidiary, and shareholder and related party loans. At November 30, 2012, cash and cash equivalents totaled $26,614 compared to $2,685 at May 31, 2012.

Our business continues in transition and our liquidity must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our stage of re-development. The Company has historically operated in both the US and Canadian markets. The transition to the home automation sector through the acquisition of MCM Integrated Technologies occurred at the same time that the U.S. housing market entered a protracted period of substantially reduced home construction and renovation activity, declining home prices, extensive mortgage foreclosures and a contraction in the availability of consumer credit. The ongoing impairment in the U.S. economy and, to a lesser extent, the Canadian economy and financial markets has and will continue to impact the Company’s sales and liquidity for the foreseeable future.

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

Internal and External Sources of Capital

For the six month period ending November 30, 2012 the Company realized a loss from operations of ($1,804) and a net loss of ($54,338). As of November 30, 2012 the Company had a working capital deficit of $1,061,811 and limited assets to sell in order to create short or long term liquidity. Therefore, we are dependent on external sources for funding until such time as the Company develops positive net cash flow to maintain liquidity. Until such time as we have positive cash flow on a sustained basis, the dependence on external capital will remain. There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us.

Investing Activities

There were no investing activities during the six month period ending November 30, 2012.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we raised approximately $13.5 million from the sale of common stock and as at November 30, 2012 we have borrowings of approximately $1.35 million from investors and shareholders.  Funds from these sources were used as working capital to fund the development of the Company.

In the six month period ended November 30, 2012 the balance sheet value of the Company’s related party loan and debenture principal increased by $145,250, the Company’s line of credit increased by $5,539 These loans are interest bearing and due on demand. The Company negotiated a third party convertible 8% interest bearing loan of $42,500.

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

This effort has led to eco and energy friendly designs for single family housing, a multi-suite elder’s residence and small footprint relief housing. The designs capitalize on modular construction techniques and utilize advanced building systems. The Company is in negotiation with a coastal First Nations band for turnkey design build housing and has executed Memorandum of Understanding and Non-Disclosure agreements with Coast Tsimshian Resources LP a major First Nations owned timber supplier to jointly pursue domestic markets for Native American Indian housing in both Canada and US and offshore markets for small footprint relief housing. The opportunity to supply housing to Native American Indian communities is extensive and the Company plans to focus effort on developing this market over the balance of the current fiscal year.

The Company has also undertaken extensive pro-forma analysis of multi-strata development opportunities within greater Vancouver communities that have zoning approval for building multi-units on single family residential lots. The Company recently completed a major renovation of a penthouse condominium in Vancouver. This project is a blueprint and showcase for the Company’s green building, home automation and energy conservation capabilities. The Company is working with a realtor specializing in Vancouver’s urban core evaluating renovation opportunities and is actively looking at ways and means of securing development funding. The greater Vancouver housing market has cooled significantly the recent quarter. Resale and new construction listings are up and the number of registered sales has decreased while residential building permit applications have continued

Cash flow from ongoing business activities combined with the availability of loans from related and third parties are estimated to be sufficient to sustain the current level of operations and planned activities through to the end of the 2013 fiscal year.

OFF BALANCE-SHEET ARRANGEMENTS

During year ended May 31, 2012, and the six months ended November 30, 2012 the Company did not engage in any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit facility because borrowings under the facility are variable rate borrowings. At the current time all of the borrowings under our credit agreements accrue interest at the Prime Rate plus an applicable margin. Assuming that the balance on our variable interest loans as of November 30, 2012, was the same throughout the entire quarter, each 1.0% increase in the prime interest rate on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $3,500 per year.

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

MCM’s and Cardinal Points’ cash balances consist of Canadian Dollars and U.S. Dollars. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments. For the six month period ended November 30, 2012, the Company did not purchase goods valued in US dollars for sale in Canadian dollars and was not subject to transaction risk.

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

Fluctuation in exchange rates resulted in a year-to-date foreign currency translation loss of ($14,703) on November 30, 2012. Future changes in the value of the U.S. dollar to Canadian dollar could have a material impact on our financial position.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive, Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of November 30, 2012. Based on that evaluation the Chief Executive, Principal Financial and Accounting Officer has concluded that, as of the end of the period covered by this report, there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the lack of monitoring or review of work performed by our management and lack of segregation of duties.  As of November 30, 2012, in the preparation of audited financial statements, footnotes and financial data, all of our financial reporting was carried out solely by our chief financial and accounting officer and we did not have an audit committee to monitor and review the work performed. The lack of segregation of duties resulted from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. Based on this evaluation the Chief Executive and Principal Financial Officer has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended November 30, 2012 the Company converted $9,000 of third party debt principal into 300,000 shares of unregistered common stock at an average price of $0.03 per share. The conversion was made in accordance with the underlying debt agreement.

The Company offered and sold the securities in reliance on an exemption from federal registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, or alternatively, under Regulation S promulgated under the Securities Act .

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

NO.	DESCRIPTION
4.1	Form of 8% Convertible Promissory Note issued to Asher Enterprises, Inc.
10.22	Form of Securities Purchase Agreement between Intelligent Living Corp. and Asher Enterprises, Inc.
31	Certification of Michael Holloran Pursuant to Section 302 of the -Sarbanes-Oxley Act of 2002, filed herewith
32	Certification of Michael F. Holloran Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated:  January 21, 2013