Form 10-Q
period 2013-02-28
Intelligent Living Corp
filed 2013-04-18
CIK 1073362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended February 28, 2013

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

As of April 15, 2013, the registrant had outstanding 39,333,741 shares of its $0.001 par value Common Stock.

Transitional Small Business Disclosure Format: Yes☐  No ☑

INTELLIGENT LIVING CORP.

FORM 10Q

For the Quarterly Period February 28, 2013

TABLE OF CONTENTS

Page

PART  I.  FINANCIAL  INFORMATION

3

ITEM 1.     FINANCIAL STATEMENTS

3

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF CONTINUING AND FUTURE PLAN OF OPERATION

15

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

21

ITEM 4T.  CONTROLS AND PROCEDURES

22

PART II. OTHER INFORMATION

23

ITEM 1.     LEGAL PROCEEDINGS

23

ITEM 1A.  RISK FACTORS

23

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

23

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

23

ITEM 4.     MINE SAFETY DISCLOSURES.

23

ITEM 5.     OTHER INFORMATION

23

ITEM 6.     EXHIBITS

23

SIGNATURES

24

PART  I.  FINANCIAL  INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INTELLIGENT LIVING CORP.
CONSOLIDATED BALANCE SHEETS
	February 28,	May, 31
	2013	2012
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$9,022	$2,685
Accounts receivable, net	-	6,937
Accounts receivable related party	15,448	-
Prepaid expenses	296	3,441
Inventory, net	1,954	1,952
Employee expense advances	70	-
GST/PST tax refundable	878	156
TOTAL CURRENT ASSETS	$27,668	$15,171

PROPERTY & EQUIPMENT, NET	6,525	10,263

OTHER ASSETS
Other Assets, net	-	-
TOTAL OTHER ASSETS	-	-
TOTAL ASSETS	$34,193	$25,434

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Line of credit	46,796	43,437
Accounts payable	86,957	91,290
Accrued liabilities	132,931	278,779
Accrued interest	311,698	273,458
Short term notes	27,503	27,489
Short term notes convertible, net	205,521	75,000
Short term loans - related party	341,665	350,232
Discontinued operations - short term note convertible	-	61,250
TOTAL CURRENT LIABILITIES	$1,153,071	$1,200,935

LONG-TERM LIABILITIES
Debentures	619,753	655,753
TOTAL LONG TERM LIABILITIES	619,753	655,753
TOTAL LIABILITIES	1,772,824	1,856,688

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding	0	0
Common stock, 800,000,000 shares authorized, $0.001 par value; 37,403,642 and 12,507,975 issued and outstanding respectively	37,431	12,508
Additional paid in capital	13,735,937	13,495,213
Accumulated deficit	(15,423,448)	(15,251,400)
Accumulated other comprehensive (loss)	(88,551)	(87,575)
TOTAL STOCKHOLDERS' (DEFICIT)	$(1,738,631)	$(1,831,254)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$34,193	$25,434

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
	For the 3 month period ended		For the 9 month period ended
	February 28,	February 29,	February 28	February 29
	2013	2012	2013	2012

REVENUES
Intelligent Home: Equipment & Services	$35,236	$67,488	$69,650	$233,098
COST OF REVENUES
Intelligent Home: Equipment & Services	5,201	45,463	6,900	126,153
GROSS PROFIT	30,035	22,025	62,750	106,945

EXPENSES
Selling expense	-	93	-	3,201
Salaries	555	21,040	4,132	65,184
Depreciation	1,286	1,043	3,849	7,040
Office & Administrative	104,719	27,471	133,098	88,627
TOTAL OPERATING EXPENSES	106,560	49,647	141,079	164,052

GAIN (LOSS) FROM OPERATIONS	(76,525)	(27,622)	(78,329)	(57,107)

OTHER INCOME (EXPENSE)
Beneficial conversion and fee discount expense	(20,747)	-	(33,497)	-
Interest income	-	-	-	81
Interest expense	(20,438)	(21,670)	(60,222)	(63,761)
TOTAL OTHER INCOME (EXPENSE)	(41,185)	(21,670)	(93,719)	(63,680)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(117,710)	(49,292)	(172,048)	(120,787)

(LOSS) FROM DISCONTINUED OPERATIONS	-	(1,702)	-	(2,144)

CONSOLIDATED NET (LOSS) BEFORE INCOME TAX	(117,710)	(50,994)	(172,048)	(122,931)
Income Tax Expense	-	-	-	-
NET (LOSS)	(117,710)	(50,994)	(172,048)	(122,931)

OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain (loss)	13,727	7,983	(976)	8,737
COMPREHENSIVE (LOSS)	$(103,983)	$(43,011)	$(173,024)	$(114,194)

EARNINGS PER SHARE BASIC AND DILUTED
(Loss) income per share from continuing operations	(0.01)	(0.01)	(0.01)	(0.05)
(Loss) per share from discontinued operations	-	(0.00)	-	(0.00)
Net (Loss) per share	(0.01)	(0.01)	(0.01)	(0.05)
Weighted average number of common stock shares outstanding, basic and diluted	19,374,020	5,646,162	13,249,630	2,363,055

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the 9 month period ended
	February 28,	February 29,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(172,048)	$(122,931)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization of debt discount	33,497	-
Depreciation / Amortization	3,849	7,040
Decrease (increase), net of acquisition, in:
Accounts receivable	6,937	(21,641)
Accounts receivable related party	(15,448)	20,078
Prepaid expenses	3,145	-
Inventory	-	(28,116)
Increase (decrease), net of acquisition, in:
Accrued liabilities and interest	14,392	45,746
Employee advance receivable	(70)	-
Accounts payable	80,667	8,396
GST tax refundable	(722)	705
Net cash used in operating activities	(45,801)	(90,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Line of Credit	3,359	(14,309)
Proceeds of loans	75,000	-
Proceeds of loans, related party	123,634	105,598
Repayment of loans, related party	(150,962)	-
Net cash provided by financing activities	51,031	91,289

Net increase (decrease) in cash	5,230	566

Effect of foreign exchange on cash	1,107	4,074

Cash, beginning of period	2,685	3,475

Cash, end of period	$9,022	$8,115

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:		-
Interest	$19,824	$18,869
Income taxes	$0	$0

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for related party debt and interest	$105,421	$303,780
Accounts payable converted to third party debt	$85,000	$-
Common stock issued for third party debt and interest	$97,250	$56,250
Accrued liabilities converted to related party debt	$122,000	$180,000
Beneficial conversion feature on third party debt	$62,976	$-

See accompanying condensed notes to the interim consolidated financial statements

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

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

February 28, 2013

(Unaudited)

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

Results from ongoing operations reported for the period ending February 28, 2013 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support and reflect development expenses related to the Company’s diversification strategy. Results from operations reported for the period ending February 29, 2012 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At February 28, 2013, the Company had a working capital deficit of $1,125,403, an accumulated deficit of $15,423,448 and historically has reported negative cash flows from consolidated operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

February 28, 2013

(Unaudited)

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at February 28, 2013

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at May 31, 2012:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

(Unaudited)

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

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

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

February 28, 2013

(Unaudited)

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

NOTE 3 - COMMON STOCK

During the nine months ended February 28, 2013 the Company issued 10,566,667 shares of its unregistered common stock for conversion of $88,250 of third party debt principal. The conversion was made in accordance with the terms of the underlying agreements.

During the nine months ended February 28, 2013 the Company issued 14,056,000 shares of its unregistered common stock for conversion of $103,267 of related party debt principal and $2,154 of related party accrued interest. The conversion was made in accordance with the terms of the underlying agreements.

During the nine months ended February 28, 2013, the Company converted $9,000 of short term, third party note principal into 300,000 shares of the Company’s common stock. The conversion was within the terms of the underlying agreement.

NOTE 4 – RELATED PARTIES

The Company had short-term loans outstanding to corporate officers at May 31, 2012 in the amount of $350,232. They are unsecured, due on demand and bear interest at an average rate of 9.7%. Accrued interest to May 31, 2012 was $785.

During the nine months ended February 28, 2013, the Company converted $122,000 of accrued liabilities, into a new related party debenture in the same amount and re-classified and converted a $30,267 short term non-interest bearing note into a new related party debenture. The debentures bear interest at 6% and mature on June 1, 2014. The debentures are convertible into shares of common stock at a conversion price equal to the lowest closing price per share of the Company’s common stock for the 20 days on which the Company's shares traded immediately preceding the date of conversion or at a price of $0.0005 per share whichever is greater. The Company determined that there was no derivative liability or beneficial conversion associated with the new debentures.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

(Unaudited)

During the quarter ended February 28, 2013 the Company converted $103,267 of related party debenture principal and $2,154 of related party debenture interest into 14,056,000 shares of common stock at a share price of $0.01 per share. All conversions were made in accordance with the underlying debt agreement.

During the nine months ended February 28, 2013 the balance sheet liability associated with related party loans, debentures and accrued liabilities decreased by $129,865. The remaining loans totaling $341,665 are uncollateralized and due on demand. The Company paid the Company’s officers $72,375 of loan principal and $19,824 of interest in cash, and accrued related party interest of $1,487. Total outstanding related party debt [principal plus accrued interest] for the period ended February 28, 2013 and May 31, 2012 was respectively $343,152 and $351,017.

The following table summarizes the amounts due to related parties at February 28, 2013:

Related Parties	Principal Outstanding on February 28, 2013	Interest Accrued to February 28, 2013
Short term notes	$341,665	$1,487
Total	$341,665	$1,487

The following table summarizes the amounts due to related parties at May 31, 2012:

Related Parties	Principal Outstanding on February 28, 2013	Interest Accrued to February 28, 2013
Short term notes	$350,232	$785
Total	$350,232	$785

The Company shares office space and administrative costs in Vancouver with ScanTech Imaging Corp. (“ScanTech”), a company controlled by Murat Erbatur the Company’s COO. The Company provides technical consulting services to ScanTech and Scan Tech’s clients on an as needed basis. For the period ended February 28, 2013 the total value of services provided was $48,735.

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

February 28, 2013

(Unaudited)

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

During the nine months ended February 28, 2013 the Company converted $9,000 of short term note principal into 300,000 shares of the Company’s common stock. The conversion was within the terms of the underlying agreement.

During the quarter ended November 30, 2012 the Company negotiated an 8% convertible debenture, principal amount of $42,500, (“First Asher Note”) with Asher Enterprises, Inc. The debenture, due in June 2013, is convertible into shares of the Company’s common stock, at the discretion of the holder, commencing 180 days following the date of the debenture at a conversion price per share equal to a discount of 42% from the average of the lowest three closing prices for the Company’s stock during the ten days prior to conversion or $0.00009 per share whichever is greater. The Company determined that there was a beneficial conversion feature associated with the debenture equal to the principal value of the note of $42,500. A discount equal to the amount of the beneficial conversion feature is being amortized over the life of the note.

The Company evaluated the First Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.03 below the market price on September 6, 2012 of $0.038 provided a value of $42,500 of which $26,850 was amortized during the nine-months ended February 28, 2012.

During the quarter ended February 28, 2013 the Company negotiated a second 8% convertible debenture, principal amount of $32,500 (“Second Asher Note”), with Asher Enterprises, Inc. The debenture, due in September 2013, is convertible into shares of the Company’s common stock, at the discretion of the holder, commencing 180 days following the date of the debenture at a conversion price per share equal to a discount of 42% from the average of the lowest three closing prices for the Company’s stock during the ten days prior to conversion or $0.00009 per share whichever is greater. The Company determined that there was a beneficial conversion feature associated with the debenture equal to $16,226. A discount equal to the amount of the beneficial conversion feature is being amortized over the life of the note.

The Company evaluated the Second Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.007 below the market price on December 5, 2012 of $0.020 provided a value of $16,226 of which $4,997 was amortized during the nine-months ended February 28, 2012.

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

(Unaudited)

During this quarter, the Company converted accounts payable $85,000 to a short term non-interest bearing convertible note. The principal is convertible into shares of common stock at a conversion price equal to the lowest closing price per share of the Company’s common stock for the 20 days on which the Company's shares traded immediately preceding the date of conversion or at a price of $0.0005 per share whichever is greater.  The Company determined that there was a beneficial conversion feature associated with the debenture equal to $4,250. A discount equal to the amount of the beneficial conversion feature is being amortized over the life of the note.

The Company evaluated the $85,000 convertible note and determined that the shares issuable pursuant to the conversion option were determinate. The beneficial conversion feature discount resulting from the conversion price of $0.001 below the market price on December 31, 2012 of $0.021 provided a value of $4,250 of which $1,650 was amortized during the nine-months ended February 28, 2012.

During the nine month period ended February 28, 2013 the Company recorded expenses of $2,242 for accrued interest and $33,497 related to amortization of the debenture discount. Pursuant to the terms of the debenture, and by agreement with Asher, the Company has instructed its stock transfer agent to reserve an agreed upon number of shares of the Company’s common stock to be issued if the debenture is converted. As of February 28, 2013, 26,500,000 shares have been reserved, but are not considered as issued and outstanding.

All outstanding notes and debentures were evaluated for embedded derivatives in accordance with ASC 815 and were found to not include any embedded derivatives.

Third party short term principal outstanding on February 28, 2013 was $262,503, consisting of note principal $112,503 and debenture principal $150,000. Total third party long term principal outstanding on February 28, 2013 consisted of debenture principal of $619,753. Total outstanding third party principal outstanding on February 28, 2013 was $882,256.

The following tables summarize the outstanding principal and discounts associated with debentures and notes outstanding at May 31, 2012 and February 28, 2013.

May 31, 2012
Long and Short Term Debentures			Notes	Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	End of Period Balance Sheet Amount
$730,753	$ -	$730,753	$88,739	$819,492
February 28, 2013
Long and Short Term Debentures			Notes	Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	End of Period Balance Sheet Amount
$769,753	$29,479	$740,274	$112,503	$852,777

INTELLIGENT LIVING CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

(Unaudited)

The principal and accrued interest on notes and debentures as of May 31, 2012 and February 28, 2013 are summarized in the following tables:

Notes and Debentures	Principal Amount at May 31, 2012	Weighted Average Interest Rate		Accrued Interest May 31, 2012
Third Party Notes	$88,739	NIL	$	NIL
Third Party Debentures	730,753	6.5%		272,672
Total	$819,492	5.8%		$272,672
Notes and Debentures	Principal Amount at Feb 28, 2013	Weighted Average Interest Rate		Accrued Interest February 28, 2013
Third Party Notes	$112,503	-		$-
Third Party Debentures	769,753	6.7%		311,698
Total	$882,256	5.8%		$311,698

Principal payments on loans and debentures payable in the years ending May 31, 2013 through 2017 are as follows:

Fiscal Year	Principal
2013	$187,503
2014	$307,480
2015	$387,273
2016	-
2017	-
Total	$882,256

NOTE 6 – DISCONTINUED OPERATIONS

In prior periods the Company disposed of all discontinued inventory and fully depreciated all plant and equipment assets. At February 28, 2013, assets from discontinued operations were de minimis.

Liabilities from discontinued operations consisted of:

Description	May 31, 2012	February 28, 2013
Note Payable	$61,250	$-
Total liabilities related to discontinued operations	$61,250	$-

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

Results from ongoing operations reported for the period ending February 28, 2013 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support and reflect development expenses related to the Company’s diversification strategy. Results from operations reported for the period ending February 29, 2012 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support.

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

During the nine month period June 1, 2012 through February 28, 2013, the US dollar to Canadian Dollar exchange rate has varied from a low of 0.9601 on June 3 , 2012 to a high of 1.0334 on September 15, 2012. The closing exchange rate was 0.9747 and the average exchange rate over the nine month period ended February 28, 2013 was 1.0015 resulting in a foreign currency translation loss of ($976) for the nine month period ended February 28, 2013.

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

During the nine month period ended February 28, 2013, the Company converted $122,000 of accrued liabilities due the Company’s CEO into a 6% convertible debenture, negotiated short term loans of $32,365 with the Company’s CEO, repaid loan and debenture principal of $85,375 in cash and converted $73,000 of debenture principal and $1,700 of debenture accrued interest into 9,960,000 shares of common stock of the Company at an average price of $0.01 per share. The Company re-classified $30,267 of loan principal due one of the Company’s principal shareholders to a related party loan and converted the principal balance into a 6% convertible debenture and converted $30,267 of debenture principal and $454 of debenture accrued interest into 4,096,000 shares of common stock of the Company at an average price of $0.01 per share. During the nine months ended February 28, 2013 the balance sheet liability associated with short term principal due the Company’s COO decreased by $2,806. Related party loans are uncollateralized and due on demand. The Company repaid the Company’s COO interest of $19,824 in cash and accrued $1,487 in interest due the Company’s CEO. Total outstanding related party debt [principal plus accrued interest] for the period ended February 28, 2013 and May 31, 2012 was respectively $343,152 and $351,017.

The Company shares office space and administrative costs in Vancouver with ScanTech Imaging Corp. (“ScanTech”), a company controlled by Murat Erbatur the Company’s COO. The Company provides technical consulting services to ScanTech and Scan Tech’s clients on an as needed basis. For the nine month periods ended February 28, 2013, and February 29, 2012 the total value of services provided was $50,006 and Nil respectively.

RESULTS OF OPERATIONS – for the nine months and three months ended February 28, 2013 and February 29, 2012

For the nine months ended February 28, 2013, revenues from continuing operations were $69,650 compared to $233,098 in the same period ending last year, a decrease of 70%. The decrease in revenue is the net of a 92% decrease in the value of third party residential installations combined with a 100% increase in related party technical consulting work. For the corresponding three month periods ended February 28, 2013 and February 29, 2012 revenue was $35,236 and $67,488, a decrease of 48%. The decrease is the net of a 96% decrease in the value of third party residential installations combined with a 100% increase in related party technical consulting work. The decrease in revenue from third party residential installations is directly a result of the Company’s decision to phase out of sub-contract work and transition to design build services

For the nine months ended February 28, 2013, gross profit was $62,750 compared to 106,945 in the same period in the prior year, a decrease of 41%. Gross margin (gross profit as a percent of revenue) was 90%, compared to 46% for the same period in the prior year. For the corresponding three month periods ended February 28, 2013 and February 29, 2012 gross profit was $30,035 and $22,025 respectively, an increase of 36%. Gross profit is the net of revenue less the cost of goods. In the periods compared, the Company’s cost of goods was low compared to prior quarters. This resulted because revenues were substantially due to professional time billed for completion of sub-contract work and technical consulting which does not have any associated cost of materials.

This resulted in the large increase in gross margin reflecting the low cost of revenue associated with professional fees.

Operating expenses for the nine months ending February 28, 2013 were $141,079 versus $164,052 for the nine months ending February 29, 2012 and $106,560 versus $49,647 for the three month periods ended February 28, 2013 and February 29, 2012. The year to date operating expense decrease of 14% resulted from: 100% reduction in selling expenses, 94% reduction in salary costs, 45% reduction in depreciation expenses, and a 50% increase in administration expenses resulting principally from a professional services contract. Increased operating expenses for the three month period ended February 28, 2013 versus the three month period ended February 29, 2012 were primarily a result of increased administration expenses resulting principally from a professional services contract.

The Company recorded an operating loss from continuing operations of ($78,329) for the nine month period ended February 28, 2013 compared to an operating loss of ($57,107) for the nine months ending February 29, 2012, an increase of 37%. The Company recorded an operating loss from continuing operations of ($76,525) for the three month period ended February 28, 2013 compared to an operating loss of ($26,622) for the three month period ending February 29, 2012, an increase of 177%.

Total other expenses for the nine month period ending February 28, 2013 were ($93,719) compared to ($63,680) for the comparable period in the prior year, an increase of 47%. The increase resulted from a 100% increase in accretion expense associated with the Company’s recent third party financings and a small decrease in interest expense compared to the same period in the prior year. Total other expenses for the three month period ended February 28, 2013 were ($41,185) compared to ($21,670) for the comparable period in the prior year. The increase was entirely due to third party financing accretion expense.

The net loss from continuing operations for the nine month period ending February 28, 2013 was ($172,048) compared to a net loss of ($120,787) in the comparable period in the prior year, an increase of 42%. For the three month period ended February 28, 2013 the Company recorded a net loss from continuing operations of ($117,710) compared to a net loss of ($49,292) for the comparable period in the prior year, an increase of 139%.

During the nine month and three month periods ended February 28, 2013 the Company did not incur expenses associated with its discontinued wholesale business. In the comparable periods in the prior year the net loss from discontinued operations was ($2,144) and ($1,702) respectively. The elimination of expenses is a result of the windup of discontinued operations during the year ended May 31, 2012.

The consolidated net loss for the nine months ended February 28, 2013 was ($172,048) compared to a total net loss of ($120,787) for the corresponding period in the prior year. A loss of ($976) was realized as a result of foreign currency translation and the resulting comprehensive loss the period ending February 28, 2013 was $(173,024) compared to a gain of $8,737 as a result of foreign currency translation and a comprehensive loss of ($114,194) for the corresponding period in the prior year.

For the three months ended February 28, 2013 the total net loss was ($117,710) compared to ($50,994) for the corresponding period in the prior year. The Company recognized a gain of $13,727 on foreign currency translation for the three month period ended February 28, 2013 compared to a gain of $7,983 for the same period in the prior year. The Company recorded a comprehensive loss of ($103,983) for the three months ended February 28, 2013 compared to a comprehensive loss of ($43,011) for the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of February 28, 2013, our principal sources of liquidity included cash and cash equivalents, cash flow from our operating subsidiary, and shareholder and related party loans. At February 28, 2013, cash and cash equivalents totaled $9,022 compared to $2,685 at May 31, 2012.

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

Internal and External Sources of Capital

For the nine month period ending February 28, 2013 the Company realized a loss from operations of ($78,329) and a net loss of ($172,048). As of February 28, 2013 the Company had a working capital deficit of $1,125,403 and limited assets to sell in order to create short or long term liquidity. Therefore, we are dependent on external sources for funding until such time as the Company develops positive net cash flow to maintain liquidity. Until such time as we have positive cash flow on a sustained basis, the dependence on external capital will remain. There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us.

Investing Activities

There were no investing activities during the nine month period ending February 28, 2013.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we raised approximately $13.7 million from the sale of common stock and as at February 28, 2013 we have borrowings of approximately $1.22 million from investors and shareholders.  Funds from these sources were used as working capital to fund the development of the Company.

In the nine month period ended February 28, 2013 the balance sheet value of the Company’s related party loan and debenture principal and accrued liabilities decreases by $160,834 the Company’s line of credit increased by $3,359. These loans are interest bearing and due on demand. The Company negotiated third party convertible 8% interest bearing loans of $75,000.

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

The Company has also undertaken extensive pro-forma analysis of multi-strata development opportunities within greater Vancouver communities that have zoning approval for building multi-units on single family residential lots. The Company recently completed a major renovation of a penthouse condominium in Vancouver. This project is a blueprint and showcase for the Company’s green building, home automation and energy conservation capabilities. The Company is working with a realtor specializing in Vancouver’s urban core evaluating renovation opportunities and is actively looking at ways and means of securing development funding. The greater Vancouver housing market has cooled significantly during the current year. Resale and new construction listings are up and the number of registered sales has decreased while residential building permit applications have declined. The Company plans to pursue this market opportunistically and not as a priority until current market conditions improve.

Cash flow from ongoing business activities combined with the availability of loans from related and third parties are estimated to be sufficient to sustain the current level of operations and planned activities through to the end of the 2013 fiscal year.

OFF BALANCE-SHEET ARRANGEMENTS

During year ended May 31, 2012, and the nine months ended February 28, 2013 the Company did not engage in any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our bank credit facility because borrowings under the facility are variable rate borrowings and to the portion of our related party debt which accrues interest at the Prime Rate plus an applicable margin. Assuming that the balance on our variable interest loans as of February 28, 2013, was the same throughout the entire quarter, each 1.0% increase in the prime interest rate on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $3,420 per year.

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

MCM’s and Cardinal Points’ cash balances consist of Canadian Dollars and U.S. Dollars. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments. For the nine month period ended February 28, 2013, the Company did not purchase goods valued in US dollars for sale in Canadian dollars and was not subject to transaction risk.

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

Fluctuation in exchange rates resulted in a year-to-date foreign currency translation loss of ($976) on February 28, 2013. For the comparable period in the prior year, the foreign currency translation gain was $8,737 Future changes in the value of the U.S. dollar to Canadian dollar could have a material impact on our financial position.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive, Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of February 28, 2013. Based on that evaluation the Chief Executive, Principal Financial and Accounting Officer has concluded that, as of the end of the period covered by this report, there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the lack of monitoring or review of work performed by our management and lack of segregation of duties.  As of February 28, 2013, in the preparation of audited financial statements, footnotes and financial data, all of our financial reporting was carried out solely by our chief financial and accounting officer and we did not have an audit committee to monitor and review the work performed. The lack of segregation of duties resulted from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. Based on this evaluation the Chief Executive and Principal Financial Officer has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended February 28, 2013 the Company converted $200,517 of debt principal and $2,145 of accrued interest into 24,922,667 shares of unregistered common stock at an average price of $0.01 per share. The conversions were made in accordance with the underlying debt agreements.

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

Dated:  April 18, 2013