Form 10-K
period 2013-05-31
Occidental Development Group, Inc.
filed 2013-09-13
CIK 1073362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 000-25335

OCCIDENTAL DEVELOPMENT GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0409024
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

256 S. Robertson Blvd, Beverly Hills CA	90211
(Address of principal executive offices)	(Zip Code)

310-358-3323

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $80,919.

The number of shares of the Registrant’s Common Stock outstanding as of September 13, 2013: 54,517,442.

Documents incorporated by reference: None.

Table of Contents

PART I

4

ITEM  1.

DESCRIPTION OF BUSINESS

4

ITEM 1A

RISK FACTORS

5

ITEM 1B

UNRESOLVED STAFF COMMENTS

10

ITEM  2.

PROPERTIES

10

ITEM 3.

LEGAL PROCEEDINGS

10

ITEM 4.

MINE SAFETY DISCLOSURES

10

PART II

11

ITEM 5.

MARKET FOR THE REGISTRANT'S COMMON EQUITY RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

11

ITEM 6.

SELECTED FINANCIAL DATA

13

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

13

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

19

ITEM 8.

FINANCIAL  STATEMENTS

20

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURES

40

ITEM 9A(T).

CONTROLS AND PROCEDURES

40

ITEM 9B.

OTHER INFORMATION.

41

PART III

42

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

42

ITEM 11.

EXECUTIVE COMPENSATION

44

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

45

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND

DIRECTOR INDEPENDENCE

45

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

46

PART IV

47

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

47

SIGNATURES

49

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

DESCRIPTION OF BUSINESS

General

Occidental Development Group, Inc. (“ODG”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998. Through its subsidiary MCM Integrated Technologies, Ltd. (“MCM”) the Company operates in the green building sector and has historically offered automation technology for single and multi unit new construction and existing buildings. The Company specialized in designing, supplying, installing, upgrading and servicing control and automation solutions including: energy use monitoring and conservation systems, security and access control systems, lighting control systems, HVAC and environmental controls, and distributed audio/video systems. Incorporated in 1994, MCM has supplied home automation and energy management solutions since 2003. The Company maintains its corporate office in Beverly Hills California and has project offices in Vancouver, British Columbia and Phoenix, Arizona. Income is derived from both equipment sales and the provision of installation, repair and maintenance services. Customers include residential home owners, developers and builders of single family and multi-unit developments and commercial businesses.

The market opportunities for the Company’s control and automation services and products and associated project margins are enhanced when combined with overall building design and construction. Over several quarters the Company actively evaluated  and pursued opportunities to expand its business activities vertically within the Company’s current green building, home automation and energy conservation sectors and horizontally within the construction and renovation sectors. During FY 2012 the Company began planning the expansion of its activities to include: design build services targeting small footprint energy efficient housing and multi-strata property renovation and development. These areas of business capitalize on the Company’s in-house engineering, design and project management capabilities and leverage the Company’s automation and control capability. Early in the planning process it became clear that significant restructuring would be required in order for the Company to attract the working capital financing required to support expansion. The Company began begin implementation of its diversification strategy in FY 2012 and expects to complete in FY 2014.

Initial stages of restructuring were completed during FY 2012. On October 31, 2011 the Company’s board of directors approved a Consent Resolution amending the Company’s Articles of Incorporation to affect a one for one hundred and fifty reverse split of the Company’s common stock, and adjustment of the Company’s authorized capital to eight hundred million common shares and five million preferred shares. The proposed amendments were approved by a majority of shareholders on November 1, 2011. The Company filed a preliminary Schedule 14C Information Statement outlining proposed amendments to the Company’s Articles of Incorporation on November 9, 2011 and a definitive Schedule 14C Information Statement on November 25, 2011. The Company set November 25, 2011 as the record date for notification to shareholders. The Company filed the amended Articles of Incorporation with the Nevada Secretary of State on December 12, 2011, with an effective posting date of December 22, 2012. The reverse split was approved for trading purposes by the Financial Industry Regulatory Authority [FINRA] on January 18, 2012.

Through FY 2013 the Company actively pursued design build and renovation opportunities within the British Columbia and Greater Vancouver markets and solicited project financing from commercial lenders and private equity. The Company structured a joint venture proposal with a prominent First Nations forestry company targeting housing needs within First Nations communities and undertook an extensive evaluation of renovation opportunities within the Greater Vancouver condominium market. The Company also responded to an invitation to provide engineering project management services, in concert with First Nations communities, to the early stage LNG development underway in British Columbia. During this period, the Company scaled back its marketing efforts within the Company’s traditional home automation sector in favor of pursuing future market opportunities. Through this process it became apparent that the Company’s financial resources were not sufficient to support available diversification opportunities and that further balance sheet and equity restructuring would be required in order to attract and qualify for conventional project financing support and/or equity funding sufficient to grow the business. Management reached this conclusion concurrent with the close of FY 2013.

In subsequent events, the Company undertook further restructuring. On June 25, 2013 Murat Erbatur resigned as director and COO and on June 26, 2013 the Board of Directors appointed Mr. Ian Gilbey as a director. On July 17, 2013, the Board of Directors authorized the merger with the Company’s wholly-owned subsidiary, Occidental Development Group Inc., and in the merger the name of the company was changed to Occidental Development Group Inc. (the changes to take effect upon approval for trading purposes by FINRA). On July 17, 2013, the Board also approved the filing with the Secretary of State of Nevada a Certificate of Change that effected a 1:10 reverse split in our outstanding common stock and a reduction of our authorized common stock in the same 1:10 ratio, from 800,000,000 shares to 80,000,000 shares. Both of these corporate actions were permitted to be taken by the Company’s Board of Directors without stockholder approval under Nevada NRS 92A.180 (for the merger with the subsidiary and name change) and NRS 78.207 (for the change in authorized and outstanding stock).

The change of the Company’s name to Occidental Development Group, Inc. and the 1:10 reverse split with the concurrent reduction of our authorized common stock in the same ratio were approved by FINRA and became effective for trading purposes on August 19, 2013.

Employees

As of May 31, 2013, we had a staff of four consisting of three employees: COO, technical applications specialist, administrative assistant, and one contractor: the Company President.

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

As described in Note 2 of our accompanying financial statements, our limited revenues and our lack of any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. The Company had a working capital deficit of ($1,446,096) at May 31, 2013 and a consolidated net loss of $(620,694) for the twelve months then ended. If the Company does not raise a sufficient amount of capital, it may not have the ability to remain in business until such time, if ever, when it becomes profitable.

Although the Company has continued to restructure its balance sheet and operations, the Company’s operating income is not yet adequate to offset the Company’s aggregate overhead expenses. To rectify this shortfall, on an operating basis the Company needs to find further ways to reduce overhead expenses and increase its operating revenue sufficient to offset the Company’s overhead expense. There is no assurance that the Company will be able to do so.

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

We need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy and capitalize on available opportunities. This financing may not be available when needed. Even if this financing is available, it may be on terms that we deem unacceptable or are materially adverse to shareholder interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would inhibit our ability to implement our development strategy, and as a result, could require us or diminish or suspend our development strategy and possibly cease our operations. If we are unable to obtain financing on reasonable terms, we could be forced to delay, scale back or eliminate planned expansion and or introduction of new products and services. In addition, such inability to obtain financing on reasonable terms could have a negative effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations.

We currently have outstanding debt that is convertible into shares of our common stock at below market pricing resulting in significant dilution to our current stockholders.

At May 31, 2013 we had a total of $1,308,329 in debt and accrued interest that is convertible into shares of our common stock at discounts ranging from 0% to 42% of the market price. The conversion of all of this debt could result in significant dilution to our stockholders.

We rely heavily on our management, and the loss of their services could materially and adversely affect our business.

The Company’s business is significantly dependent on the Company’s management team and Board of Directors. The unscheduled loss of these individuals would have a material adverse effect on the Company.

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

Beginning in 2007 the U.S. credit markets experienced serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market and a decline in the credit quality of banks and borrowers. These problems led to a substantial and ongoing slow-down in residential housing market construction and sales, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These conditions resulted in a loss of confidence in the broader U.S. and global credit and financial markets and have resulted in the collapse of, and government intervention in, major banks, financial institutions and insurers, and have created a climate of volatility, reduced liquidity, widening of credit spreads, increased credit losses, tighter credit conditions and most recently the downgrading of US credit rating. Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions remain fragile and there is resulting volatility in world stock markets. In addition, general economic indicators have been slow to recover. These include consumer sentiment, unemployment and economic growth and uncertainty about corporate earnings. These disruptions in the credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit. Recent quarters have seen improvement in the US economy and increased positive consumer sentiment. However the overall situation remains fragile and could, among other things, continue to make it difficult for us to obtain working capital, or increase our cost of obtaining capital for our operations. Our access to additional capital and project financing may not be available on terms acceptable to us or at all.

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

Unanticipated Obstacles to Execution of the Business Plan

The Company’s business plans may change significantly. Many of the Company’s potential business endeavors are capital intensive and may be subject to statutory or regulatory requirements. Management believes that the Company’s goals and strategies are achievable in light of current economic conditions and regulatory environments with the skills, background, and knowledge of the Company’s principals and advisors. Management reserves the right to make significant modifications to the Company’s stated strategies depending on current and anticipated future events.

Our success in the future may depend on our ability to establish and maintain strategic alliances, and any failure on our part to establish and maintain such relationships would adversely affect our market penetration and revenue growth.

We may be required to establish strategic relationships with third parties in both domestic and international markets. Our ability to establish strategic relationships will depend on a number of factors, many of which are outside our control. We can provide no assurance that we will be able to establish and maintain strategic relationships in the future.

In addition, any strategic  relationships that we establish, will subject us to a number of risks, including risks associated with sharing and potentially losing control over committed assets and financial resources, technical information and know-how, loss of control of operations that are material to our business. Moreover, strategic alliances may be expensive to implement and subject us to the risk that the third party will not perform its obligations under the relationship, which may subject us to losses over which we have no control or expensive termination arrangements. As a result, even if our strategic alliances with third parties are successful, our business may be adversely affected by our exposure to a number of factors that are outside of our control.

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

We are quoted on the OTC Markets Group’s OTCQB Over-the-Counter Bulletin Board under the trading symbol “ILVC”. The OTCQB is regarded as a junior trading venue. This may result in limited shareholder interest and hence lower prices for our common stock than might otherwise be obtained.

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

•

developments in our industry; and

•

general economic and market conditions, and other factors, including factors unrelated to our own operating performance.

Further, the stock market in general has recently experienced price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common shares, which could cause a decline in the value of our common shares.  You should also be aware that price volatility might be worse if the trading volume of our common shares is low.

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

PROPERTIES

We maintain our statutory registered agent’s office in Reno, Nevada and our principal executive office is located at 256 Robertson Blvd, Beverly Hills California 90211. We currently occupy approximately 1,800 square feet of office and technology demonstration space in Vancouver Canada, and a small marketing office in Phoenix Arizona. We do not have leases and are renting all space on a month-to-month basis. The total monthly rent obligation for all space used by the Company is approximately $1,600.

ITEM 3.

LEGAL PROCEEDINGS

We are not currently involved in any litigation, nor do we know of any threatened litigation against us that would have a material effect on our financial condition.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently quoted in the OTC Markets Group’s OTCQB Over-the-Counter Bulletin Board market as a "penny stock" under the symbol ILVC (OXDG post September 18, 2013). The following sets forth the range of high and low closing share price information for the quarterly periods indicated of our last two fiscal years as reported by the National Quotation Bureau:

	CLOSING PRICE ($/SHARE)[1]
	LOW	HIGH
2012
First Quarter	0.18	0.88
Second Quarter	0.08	0.34
Third Quarter	0.03	1.02
Fourth Quarter	0.03	0.78

2013
First Quarter	0.01	0.17
Second Quarter	0.005	0.05
Third Quarter	0.02	0.04
Fourth Quarter	0.003	0.07

Note 1:   Closing prices reflect market pricing prior to the August 19, 2013 effective date for the Company's 1:10 reverse split of authorized and outstanding common shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights as of May 31, 2013.

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

HOLDERS

As of August 29, 2013, the number of holders of record of shares of common stock, excluding the number of beneficial owners, whose securities are held in street name, was approximately 180.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following table sets for the information with respect to all securities of the Company sold in its fiscal years ended May 31, 2011, 2012 and 2013, and subscription amounts of outstanding debentures, without registration of the securities under the Securities Act of 1933. The securities so sold are believed by the Company to be exempt from registration under either Regulation S or Rule 506 under the Securities Act of 1933.

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

				Number of
				Shares
			Purchase or	Purchased or	Expiration
			Exercise Price	Purchasable	Date (WTS) or
	Date of	Type of	(USD	Upon Exercise	Due date
Name	Issue	Security[1]	Per Share)	or Conversion[2]	(DEB)	Exemption
Private Investors	3/11	CS	0.88	79,096		506
Private Investors	10/11	CS	0.09	100,000		S
Private Investors	1/12	CS	0.03	11,701,000		S, 506
Private Investors	6/12	CS	0.03	300,000		506
Private Investors	12/12	CS	0.01	24,622,667		S, 506
Private Investors	3/13-5/13	CS	0.01	5,808,339		S, 506
Private Investor	2/02	DEB		$35,000	2/08	S
Private Investors	11/05-2/06	DEB		$555,000	2/14	506
Private Investors	5/06	DEB		$50,000	6/09	506
Private Investor	2/08	DEB		$460,000	6/13	S
Private Investor	6/08	DEB		$326,773	6/13	S
Private Investors	9/12	DEB		$42,500	6/13	506
Private Investor	12/12	DEB		$32,500	9/13	506
Private Investor	4/13	DEB		$42,500	12/13	506

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

RESULTS OF OPERATIONS

Overview

Occidental Development Group, Inc. (“ODG”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998. Through its subsidiary MCM Integrated Technologies, Ltd. (“MCM”) the Company operates in the green building sector and has historically offered automation technology for single and multi unit new construction and existing buildings. The Company specialized in designing, supplying, installing, upgrading and servicing control and automation solutions including: energy use monitoring and conservation systems, security and access control systems, lighting control systems, HVAC and environmental controls, and distributed audio/video systems. Incorporated in 1994, MCM has supplied home automation and energy management solutions since 2003. The Company maintains its corporate office in Beverly Hills California and has project offices in Vancouver, British Columbia and Phoenix, Arizona. Income is derived from both equipment sales and the provision of installation, repair and maintenance services. Customers include residential home owners, developers and builders of single family and multi-unit developments and commercial businesses.

The market opportunities for the Company’s control and automation services and products and associated project margins are enhanced when combined with overall building design and construction. Over several quarters the Company actively evaluated  and pursued opportunities to expand its business activities vertically within the Company’s current green building, home automation and energy conservation sectors and horizontally within the construction and renovation sectors. During FY 2012 the Company began planning the expansion of its activities to include: design build services targeting small footprint energy efficient housing and multi-strata property renovation and development. These areas of business capitalize on the Company’s in-house engineering, design and project management capabilities and leverage the Company’s automation and control capability. Early in the planning process it became clear that significant restructuring would be required in order for the Company to attract the working capital financing required to support expansion. The Company began begin implementation of its diversification strategy in FY 2012 and expects to complete in FY 2014.

Initial stages of restructuring were completed during FY 2012. On October 31, 2011 the Company’s board of directors approved a Consent Resolution amending the Company’s Articles of Incorporation to affect a one for one hundred and fifty reverse split of the Company’s common stock, and adjustment of the Company’s authorized capital to eight hundred million common shares and five million preferred shares. The proposed amendments were approved by a majority of shareholders on November 1, 2011. The Company filed a preliminary Schedule 14C Information Statement outlining proposed amendments to the Company’s Articles of Incorporation on November 9, 2011 and a definitive Schedule 14C Information Statement on November 25, 2011. The Company set November 25, 2011 as the record date for notification to shareholders. The Company filed the amended Articles of Incorporation with the Nevada Secretary of State on December 12, 2011, with an effective posting date of December 22, 2012. The reverse split was approved for trading purposes by the Financial Industry Regulatory Authority [FINRA] on January 18, 2012.

Through FY 2013 the Company actively pursued design build and renovation opportunities within the British Columbia and Greater Vancouver markets and solicited project financing from commercial lenders and private equity. The Company undertook extensive pro-forma analysis of multi-strata development opportunities within greater Vancouver communities and the Company structured a joint venture proposal and entered into a non-binding letter of intent with a prominent First Nations forestry company targeting housing needs within First Nations communities. The Company also responded to an invitation to provide engineering project management services, in concert with First Nations communities, to the early stage LNG development underway in British Columbia. During the 2013 FY the Company scaled back its marketing efforts within the Company’s traditional home automation sector in favor of pursuing higher margin and larger revenue market opportunities. Lack of funding prevented the Company from moving ahead with the First Nations and condominium renovation initiatives, and through this process it became apparent that the Company’s financial resources were not sufficient to support available diversification opportunities and that further balance sheet and equity restructuring would be required in order to attract and qualify for conventional project financing support and/or equity funding sufficient to grow the business. Management reached this conclusion concurrent with the close of FY 2013.

In subsequent events, the Company has begun further restructuring. On June 25, 2013 Murat Erbatur resigned as director and COO and on June 26, 2013 the Board of Directors appointed Mr. Ian Gilbey as a director. On July 17, 2013, the Board of Directors authorized the merger with the Company’s wholly-owned subsidiary, Occidental Development Group Inc., and in the merger the name of the company was changed to Occidental Development Group Inc. (the changes to take effect upon approval for trading purposes by FINRA). On July 17, 2013, the Board also approved the filing with the Secretary of State of Nevada a Certificate of Change that effected a 1:10 reverse split in our outstanding common stock and a reduction of our authorized common stock in the same 1:10 ratio, from 800,000,000 shares to 80,000,000 shares. Both of these corporate actions were permitted to be taken by the Company’s Board of Directors without stockholder approval under Nevada NRS 92A.180 (for the merger with the subsidiary and name change) and NRS 78.207 (for the change in authorized and outstanding stock).

The change of the Company’s name to Occidental Development Group, Inc. and the 1:10 reverse split with the concurrent reduction of our authorized common stock in the same ratio were approved by FINRA and became effective for trading purposes on August 19, 2013.

Results from ongoing operations reported for the year ending May 31, 2013 and 2012 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include costs of third party legal and professional time related to eliminating and reducing liabilities and pursuing legal recourse against the Company’s home décor supplier.

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

During the 12 month period June 1, 2012 through May 31, 2013, the US dollar to Canadian Dollar exchange rate has varied from a low of 0.9601on June 3, 2012 to a high of 1.0334 on September 15, 2012. The closing exchange rate was 0.9671 and the average exchange rate over the year ended May 31, 2013 was 0.9959 resulting in a comprehensive gain of $1,372 for the year ended May 31, 2013.

Comparison of the Years Ended May 31, 2013 and May 31, 2012.

For the year ended May 31, 2013, revenues from continuing operations were $33,219 compared to $291,954 in the same period ending last year. These revenues are a result of the sale of smart home products and services. The 89% revenue decrease is due to wind down of four longer term projects, reduced business development in the Company’s traditional business sector and a slowdown in real estate new builds and renovations in the greater Vancouver market.

For the year ended May 31, 2013, gross profit from continuing operations was $16,051 compared to $130,061, a decrease of 88% compared to the same period in the prior year. Gross margin (gross profit as a percent of revenue) was 48% for the year ended May 31, 2013, 8% higher than the prior year. The decreased gross profit reflects the net of a substantially reduced cost of revenue per unit of revenue due to an increase in professional time per unit of sales and an overall reduction in revenue. The increase in gross margin reflects higher proportion of labor and reduced cost of goods per unit of sales in the year ended May 31, 2013 compared to the prior year.

Operating expenses associated with ongoing operations for the year ended May 31, 2013, were 475,245 versus $338,717 for the same period in the prior year. The increase in operating expenses reflects the net of increased consulting fees, decreased salary and depreciation expense and increased office and administration costs.

The Company recorded an operating loss from continuing operations of ($459,194) for the year ended May 31, 2013 compared to an operating loss of ($208,656) for the same period in the prior year. This represents a year-on-year 120% increase in operating loss.

Total other expenses for the year ended May 31, 2013 were $161,500 compared to $349,305 for the comparable period in the prior year. The 54% year-on-year decrease reflects a decrease in inventory reserve expense, increased amortization expenses associated with beneficial conversion and fee discounts,  decreased interest expenses and recognition of a one-time goodwill impairment expense in the prior year.

The net loss from continuing operations for the year ended May 31, 2013 was ($620,694) compared to a net loss of ($557,961) for the comparable period in the prior year. This is a 11% increase in the year-on-year net loss from continuing operations.

During the year ended May 31, 2013 the Company incurred no expenses associated with its discontinued operations. The net loss from discontinued operations was ($nil) compared to a net loss of ($1,938) for the comparable period in the prior year. The decreased expense was due to the elimination of expenses associated with the Company’s effort to recover costs associated with the closure of the Company’s home décor operations.

The consolidated net loss for the year ended May 31, 2013 was ($620,694) compared to ($559,899) for the comparable period in the prior year. A gain of $1,372 was realized due as a result of foreign currency translation compared to a gain of $21,204 in the comparable period of the prior year. The resulting comprehensive loss for the period ending May 31, 2013 was ($619,322) compared to ($538,695) for the corresponding period in the prior year, an increase of 15%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of May 31, 2012, our principal sources of liquidity included cash and cash equivalents, cash flow from our operating subsidiaries, and loans from related parties.  At May 31, 2013, cash and cash equivalents totaled $23,041 compared to $2,685 at May 31, 2012.

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

Internal and External Sources of Capital

For the year ending May 31, 2013 the Company realized a loss on operations of ($620,694) and a net loss of ($620,694). As of May 31, 2013 the Company had a working capital deficit of $1,446,096 and limited assets to sell in order to create short or long term liquidity. Therefore, we are dependent on external sources for funding until such time as the Company develops positive net cash flow to maintain liquidity. Until such time as we have positive cash flow on a sustained basis, the dependence on external capital will remain. There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us.

Investing Activities

There were no investing activities during the fiscal year ended May 31, 2013.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we raised approximately $13.80 million from the sale of common stock and as at May 31, 2013 we have borrowings of approximately $1.33 million from investors and shareholders.  Funds from these sources were used as working capital to fund the development of the Company.

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

The Company executed a series of three securities purchase agreements, dated September 6, 2012, December 5, 2012 and April 25, 2013, with a certain accredited investor under which we agreed to sell to the investor convertible Debentures due 8 months from the Closing Dates under the Purchase Agreements in the aggregate principal amount of $117,500, bearing interest at the rate of 8% per annum and convertible into restricted shares of our Common Stock at a conversion price for each share of Common Stock equal to 58% of the lowest closing bid price per share (as reported by Bloomberg, LP) of our Common Stock for the ten trading days immediately preceding the date of conversion. At any time, the total number of shares held by the debenture holder is not to exceed 4.99% of the issued and outstanding shares.

For the fiscal year ended May 31, 2013 the net change in related party loans totaled $45,990.

FUTURE PLAN OF OPERATIONS

Beginning in 2008 the Company shifted its focus to the western Canadian housing market. The western Canadian housing market, and in particular the greater Vancouver housing market, has remained strong through the US housing downturn with new construction and renovation projects, and momentum in home sales and re-sales. The US housing market when viewed nationally reached a bottom in 2011-2012 and through 2013 has generally shown an increase in year-on-year resale pricing and an upswing in new construction. The Canadian, and in particular the Greater Vancouver housing market, cooled throughout 2013 with some analysts predicting a protracted downturn. The US market appears to be gaining upward momentum and the Company is actively looking at opportunities within the US market.

The Company is actively pursuing expansion both vertically within the Company’s current green building, home automation and energy conservation sectors and horizontally within related sectors including home construction and development. The Company is pursuing expansion opportunities in parallel with a shift in the Company's focus from supplier/sub-contractor to prime contractor/developer. This shift in focus will allow the Company to gain greater financial and market leverage from its knowhow and engineering and project management capabilities. This shift will also increase the Company's flexibility to pursue project and development opportunities. However, the shift of focus is expected to result in a short term impact on revenue, which is evident in the Company's FY 2013 operating results, and will necessitate further restructuring to support equity and debt financing.

The rebound in the US housing market has created development opportunities and expressions of interest to become involved in the US market. The Company is re-structuring its Board and has moved its corporate office to the US in anticipation of moving ahead with opportunities in the US market. This is expected to gain momentum in FY 2014. The Company is targeting completion its re-structuring, secure funding and having development project(s) underway during FY 2014. Markets of interest include south Florida, New York and the SW US.

Cash flow from ongoing business activities combined with the availability of loans from related parties are estimated to be sufficient to sustain the current level of operations and planned activities through to the end of the 2014 fiscal year.

OFF BALANCE-SHEET ARRANGEMENTS

During the year ended May 31, 2013 the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a) of the SEC's Regulation S-K.

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our bank credit facility because borrowings under the facility are variable rate borrowings. At the current time all of the borrowings under our credit agreements accrue interest at bank prime rate plus applicable margins. Assuming that the balance on our line of credit as of May 31, 2013, was the same throughout the entire year, each 1.0% increase in the prime interest rate on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $3,955 per year.

Foreign Currency Exchange Risks

Our Canadian subsidiaries (MCM and Cardinal Points) both have assets and liabilities in Canadian dollars and both use the Canadian Dollar as their functional currency.  Each financial period, all assets and liabilities of MCM and Cardinal Points are translated into U.S. Dollars, our reporting currency, using the closing rate method. In addition, we occasionally purchase goods in Canadian dollars for resale in US dollars and routinely purchase goods in US dollars for resale in Canadian dollars.

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

MCM’s and Cardinal Points’ cash balances consist of Canadian Dollars and U.S. Dollars. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments. For the period ended May 31, 2013, the Company purchased goods and services of approximately $15,000 for sale in Canadian dollars. During the 12 month period June 1, 2012 through May 31, 2013, the US dollar to Canadian dollar exchange rate has varied from a low of 0.9601 on June 3, 2012 to a high of 1.0334 on September 15, 2012. Assuming that the majority of the goods and services were priced in U.S. dollars at their point of origin and that the goods and services were purchased at the extremes of the observed swing in the U.S. Dollar exchange rate against the Canadian Dollar, with all other variables held constant a shift of approximately CAD 1,100 in the cost of goods and services would be realized.

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

The fluctuation in the exchange rates resulted in foreign currency translation gains reflected in comprehensive gain in stockholders’ equity of $1,372 for the year ended May 31, 2013.  Future changes in the value of the U.S. dollar to Canadian dollar could have a material impact on our financial position.

ITEM 8.

FINANCIAL  STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF OCCIDENTAL DEVELOPMENT GROUP, INC.. AND SUBSIDIARIES

BEVERLY HILLS CALIFORNIA

We have audited the accompanying consolidated balance sheet of Occidental Development Group, Inc. and Subsidiaries as of May 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Occidental Development Group, Inc. and Subsidiaries as of May 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

September 13, 2013

Houston, TX

www.mkacpas.com

OCCIDENTAL DEVELOPMENT GROUP, INC. [formerly Intelligent Living Corp] CONSOLIDATED BALANCE SHEETS
	May 31,	May, 31
	2013	2012

CURRENT ASSETS
Cash and cash equivalents	$23,041	$2,685
Accounts receivable, net	132	6,937
Prepaid expenses	294	3,441
Inventory, net	1,939	1,952
Employee expense advances	70	-
GST/PST tax refundable	381	156
TOTAL CURRENT ASSETS	25,857	15,171

PROPERTY & EQUIPMENT, NET	5,239	10,263

OTHER ASSETS
Other Assets, net	-	-
TOTAL ASSETS	$31,096	$25,434

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Line of credit	$39,551	$43,437
Accounts payable	85,226	91,290
Accrued liabilities	188,920	156,779
Accrued liabilities related party	150,000	122,000
Accrued interest	322,876	272,673
Accrued interest related party	1,507	785
Short term notes	27,876	27,489
Short term notes convertible, net	335,961	75,000
Short term loans - related party	320,036	350,232
Current liabilities related to discontinued operations
Short term note convertible	-	61,250
TOTAL CURRENT LIABILITIES	1,471,953	1,200,935

LONG-TERM LIABILITIES
Debentures	619,753	655,753

TOTAL LONG TERM LIABILITIES	619,753	655,753
TOTAL LIABILITIES	2,091,706	1,856,688

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding	-	-
Common stock, 80,000,000 shares authorized, $0.001 par value; 4,324,110 and 1,251,008 issued and outstanding respectively	4,324	1,251
Additional paid in capital	13,893,363	13,506,470
Accumulated deficit	(15,872,094)	(15,251,400)
Accumulated other comprehensive (loss)	(86,203)	(87,575)
TOTAL STOCKHOLDERS' (DEFICIT)	(2,060,610)	(1,831,254)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$31,096	$25,434

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL DEVELOPMENT GROUP, INC.
[formerly Intelligent Living Corp]
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the 12 month period ended
	May 31	May 31
	2013	2012

REVENUES
Intelligent Home: Equipment & Services	$33,219	$291,954
COST OF REVENUES
Intelligent Home: Equipment & Services	17,168	161,893
GROSS PROFIT	16,051	130,061

EXPENSES
Consulting fees	150,000	122,000
Selling expense	826	3,853
Salaries	5,519	71,378
Depreciation	5,098	8,324
Office & Administrative	313,802	133,162
TOTAL OPERATING EXPENSES	475,245	338,717

GAIN (LOSS) FROM OPERATIONS	(459,194)	(208,656)

OTHER INCOME (EXPENSE)
Inventory reserve expense	-	(3,425)
Interest income	-	81
Interest, Beneficial conversion and fee discount expense	(141,500)	(82,762)
Tax foreign filing reserve expense	(20,000)	(20,000)
Goodwill Impairment	-	(243,199)
TOTAL OTHER INCOME (EXPENSE)	(161,500)	(349,305)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(620,694)	(557,961)

(LOSS) FROM DISCONTINUED OPERATIONS	-	(1,938)

CONSOLIDATED NET (LOSS) BEFORE INCOME TAX	(620,694)	(559,899)
Income Tax Expense	-	-
NET (LOSS)	(620,694)	(559,899)
EARNINGS PER SHARE BASIC AND DILUTED
(Loss) income per share from continuing operations	(0.31)	(2.36)
(Loss) per share from discontinued operations	-	(0.01)
Net (Loss) per share	(0.31)	(2.37)
Weighted average number of common stock shares outstanding, basic and diluted	1,994,768	236,306

OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain (loss)	1,372	21,204

COMPREHENSIVE (LOSS)	$(619,322)	$(538,695)

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL DEVELOPMENT GROUP, INC. [formerly Intelligent Living Corp] CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
					Accumulated
	Common Stock				Other	Total
	Number		Additional	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Deficit
Balance May 31, 2010	41,332	$41	$12,816,653	$(14,113,322)	$(63,099)	$(1,359,728)

Stock issued for conversion of debt	29,577	30	330,968			330,998
Net loss for the 12 months ended May 31, 2011				(578,179)		(578,179)
Foreign currency translation gain (loss)					(45,680)	(45,680)
Balance, May 31, 2011	70,909	$71	$13,147,621	$(14,691,501)	$(108,779)	$(1,652,589)

Stock issued for conversion of debt	10,000	10	8,990			9,000
Stock issued for conversion of debt	1,170,100	1,170	349,860			351,030
Net loss for the 12 months ended May 31, 2012				(559,899)		(559,899)
Foreign currency translation gain (loss)					21,204	21,204
Balance, May 31, 2012	1,251,009	$1,251	$13,506,471	$(15,251,400)	$(87,575)	$(1,831,254)

Stock issued for conversion of debt	3,073,101	3,073	236,398	-	-	239,471
Recording Beneficial Conversion Feature	-	-	90,741	-	-	90,741
Recording Contributed Capital	-	-	59,754	-	-	59,754
Net loss for the 12 months ended May 31, 2013				(620,694)		(620,694)
Foreign currency translation gain (loss)					1,372	1,372
Balance May 31, 2013	4,324,110	$4,324	$13,893,363	$(15,872,094)	$(86,203)	$(2,060,610)

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL DEVELOPMENT GROUP, INC.
[formerly Intelligent Living Corp]
CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the 12 month period ended
		May 31,	May 31,
		2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(620,694)	$(559,899)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization of debt discount		61,002	-
Depreciation / Amortization		5,098	8,324
Inventory reserve		-	3,338

Decrease (increase), net of acquisition, in:
Accounts receivable		6,805	9,997
Accounts receivable related party		-	20,078
Prepaid expenses		3,147	176
Inventory		-	4,292
Increase (decrease), net of acquisition, in:
Services converted to note payable		125,000	-
Accrued liabilities and interest		84,498	216,396
Accrued liabilities and interest related party		150,722	-
Employee advance receivable		(70)	-
Accounts payable		78,936	(1,081)
GST tax refundable		(225)	626
Net cash used in operating activities		(105,781)	(297,753)

CASH FLOWS FROM INVESTING ACTIVITIES:
Good Will		-	243,701
Net cash used in investing activities		-	243,701

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed Capital		59,754	-
Bank Line of Credit		(3,886)	(4,816)
Proceeds of loans		117,500	-
Proceeds of loans, related party net			52,175
Repayment of loans, related party net		(45,990)
Net cash provided by financing activities		127,378	47,359

Net increase (decrease) in cash		21,597	(6,693)

Effect of foreign exchange on cash		(1,241)	5,903

Cash, beginning of period		2,685	3,475

Cash, end of period		$23,041	$2,685

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest		$27,413	$25,828
Income taxes		$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accounts payable	$		$360,030
Common stock issued for related party debt and interest		$105,421	$-
Accounts payable converted to third party debt		$85,000	$-
Common stock issued for third party debt and interest		$134,050	$-
Accrued liabilities converted to related party debt		$122,000	$180,000
Beneficial conversion feature on third party debt		$90,741	$-
Accrued liabilities converted to note payable		$-	$80,000

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Occidental Development Group, Inc. (“ODG”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998. Through its subsidiary MCM Integrated Technologies, Ltd. (“MCM”) the Company operates in the green building sector and has historically offered automation technology for single and multi unit new construction and existing buildings. The Company specialized in designing, supplying, installing, upgrading and servicing control and automation solutions including: energy use monitoring and conservation systems, security and access control systems, lighting control systems, HVAC and environmental controls, and distributed audio/video systems. Incorporated in 1994, MCM has supplied home automation and energy management solutions since 2003. The Company maintains its corporate office in Beverly Hills California and has project offices in Vancouver, British Columbia and Phoenix, Arizona. Income is derived from both equipment sales and the provision of installation, repair and maintenance services. Customers include residential home owners, developers and builders of single family and multi-unit developments and commercial businesses.

The Company previously engaged in the import and distribution of home décor products for the North American market. This activity was pursued through its wholly owned subsidiary Cardinal Points Trading Corp. In December 2006 the Company discontinued its activity in the home décor sector and began a process to dispose of assets and obligations and evaluate ways and means to recover costs related to the home décor import and distribution business. This process concluded during the current year and future impact on operations is expected to be de minimis as of May 31, 2013.

Results from ongoing operations reported for the year ending May 31, 2013 and 2012 relate to sales of home automation and energy efficiency products and services including system design, equipment supply, installation and support. Results from discontinued operations relate to the Company’s phase out activities in the home décor sector and include the cost of third party legal and professional time related to eliminating and reducing liabilities, and pursuing legal recourse against the Company’s home décor supplier.

The Company’s year-end is May 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Occidental Development Group, Inc. is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.

Accounts Receivable

The Company carries its accounts receivable at net realizable value. Because of the small customer base, direct contact with customers and relatively small number of transactions, the Company uses the direct write off method to account for doubtful accounts. The Company estimates bad debt based on management’s ongoing review and assessment of accounts and creation of reserves for the full amount of doubtful accounts.  At May 31, 2013 and 2012, there were accounts receivable allowances of NIL.

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

Advertising and Marketing Expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company incurred advertising and marketing expenses of $826 and $3,853 for the years ending May 31, 2013 and 2012 respectively.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. At May 31, 2013 and 2012, the Company did not have cash equivalents.

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

Comprehensive Income

The Company accounts for Comprehensive Income in accordance with ASC Topic 220. ASC Topic 220 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. For the year ending May 31, 2013 the Company reported a comprehensive gain of $1,372 resulting from the conversion of Canadian dollar subsidiaries into US dollars.  For the year ending May 31, 2013 the accumulated comprehensive loss due to the conversion of Canadian dollar subsidiaries into US dollars was $86,203.

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

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

	For the Year Ended May 31,
(in thousands)	2013	2012
(Loss) from continuing operations	$(620.6)	$(558.0)
(Loss) from discontinued operations	-	(1.9)
Net (loss) income	$(620.6)	$(559.9)

Weighted average shares outstanding:
Basic	1,994,768	491,314
Effect of dilutive securities:
Stock options and warrants	—	—
Convertible loans	—	—
Basic and diluted	1,994,768	491,314

Gain (Loss) per share from continuing operations: basic and diluted	$(0.31)	$(2.36)
Gain (Loss) per share from discontinued operations: basic and diluted	$(0.00)	$(0.01)
Net (loss) income per share: basic and diluted	$(0.31)	$(2.37)

The following potential common shares have been excluded from the computation of diluted net income per share for the years ended May 31, 2013 and 2012 because their inclusion would have been antidilutive:

	For the Year Ended May 31, 2013	For the Year Ended May 31, 2012
Outstanding common stock options and warrants	Nil	Nil
Convertible loans	52,520,928	2,184,086

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at May 31, 2013

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at May 31, 2012:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

Software Development Costs

Software development costs include direct costs incurred for internally developed products classified under Other Assets. We account for software development costs in accordance with ASC 350-40. All capitalized software costs are amortized on a straight line basis over an estimated useful life and are reviewed for impairment annually. As of May 31, 2013, all software costs were fully amortized.

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

As shown in the accompanying financial statements, at May 31, 2013 the Company has an accumulated deficit of $15,872,094, and current liabilities in excess of current assets by $1,446,096. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Commencing in July 2006 and continuing through the year ended May 31, 2012 management has systematically continued to phase out of the home décor sector. Commencing in Q3 2007 the Company began reporting all home décor activity under the category of discontinued operations. This transition was completed as of May 31, 2012. In December 2006 the Company moved into the home automation sector with the acquisition of MCM Integrated Technologies. The transition has substantially reduced the Company’s financial obligations with respect to overheads, cost of inventory, cost of sales and need for support services. The Company recorded positive operating income for the year ended May 31, 2007 and loss on operations for the years ended May 31, 2008 through 2013.

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

Goodwill

Goodwill is calculated as the excess of the fair value of consideration paid over the fair value of tangible and intangible assets acquired and liabilities assumed. Goodwill is tested for impairment annually according to ASC 350-20. An impairment test would also be performed in any period in which events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment would be recognized at that time, to the extent that the carrying amount exceeds the undiscounted future net cash flows expected from its use. For the year ended May 31, 2012 the Company recorded goodwill in the amount of $243,199 related to the acquisition of MCM Integrated Technologies, Ltd. Management reviewed Goodwill and  found that there was impairment for the year ended May 31, 2012 and an expense for the full value of goodwill was recognized.

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

Inventory

The Company has adopted ASC 330: Inventory at May 31, 2013 and 2012 consisted of a variety of home automation equipment. Inventories are recorded using the specific identification method and valued at the lower of recorded cost or market value. The recorded cost of inventory was $53,701 at May 31, 2013, and $53,701 at May 31, 2012. Reserves of $51,749 at May 31, 2013 and $51,749 at May 31, 2012 were recorded for home automation inventory.

Inventory	May 31 2013	May 31 2012
	Recorded Cost
Home automation equipment	$53,321	$53,701
Total Recorded Cost	$53,321	$53,701
	Reserve
Home automation equipment	$51,382	$51,749
	Net of Reserve
Total Inventory net of reserve	$1,939	$1,952

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company transactions and balances have been eliminated in consolidation.  References herein to the Company include the Company and its subsidiaries, unless the context otherwise requires.

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

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

At May 31, 2013, the Company had net deferred tax asset calculated at an expected rate of 34% of approximately $4,257,000 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at May 31, 2013.  The significant components of the deferred tax asset at May 31, 2013 and May 31, 2012 were as follows:

	May 31, 2013	May 31, 2012
Net operating loss carryforward	$13,076,828	$12,522,234
Deferred tax asset - NOL	$4,446,162	$4,257,600
Deferred tax asset valuation allowance	$(4,446,828)	$(4,257,600)
Net deferred tax asset	$-	$-

At May 31, 2013, the Company had net operating loss carryforwards of approximately $13,017,074 which expire in the years 2020 through 2031. The change in the allowance account from May 31, 2012 to May 31, 2013 was $168,246.

The components of current income tax expense as of May 31, 2013 and 2012 respectively are as follows:

	As of May 31,
	2013	2012
Current federal tax expense	$-	$-
Current state tax expense	$-	$-
Change in NOL benefits	$188,562	$98,048
Change in valuation allowance	$(188,562)	$(98,048)
Income tax expense	$-	$-

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

For the period ended May 31, 2013, other than a reserve of $170,000 for potential federal tax penalties associated with late filing of foreign subsidiary disclosures,  the Company did not record any liabilities for uncertain tax positions.

Revenue Recognition

The Company generates revenues designing and installing, integrating and servicing automation solutions and energy use monitoring and conservation systems for commercial and residential new construction and renovation projects. The Company generates revenues in three primary ways: first, the Company offers a complete turnkey solution with products and services to contractors and end users; second, the Company sells only products to its contractors and end users; and third, the Company sells only services to its contractors and end users. Revenue on product sales, service agreements and turnkey contracts is recognized using the completed contract method in accordance with ASC Topic 605 “Revenue Recognition in Financial Statements.”

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property and equipment for purposes of computing depreciation are three to seven years. The following is a summary of property, equipment, and accumulated depreciation:

Property and Equipment	May 31, 2013	May 31, 2012
Computer hardware and software	$811,741	$815,287
Furniture, fixtures, vehicles, leaseholds	342,754	345,199
Book value of property and equipment	1,154,495	1,160,486
Less accumulated depreciation	(1,149,256)	(1,150,223)
Property and equipment - net	$5,239	$10,263

For the years ended May 31, 2013 and 2012 depreciation expenses were $5,098 and $8,324. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 – COMMON STOCK

During the year ended May 31, 2012 the Company issued 1,180,100 shares of common stock for conversion of debt valued at $360,030.

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

During the year ended May 31, 2013 the Company issued 3,073,101 shares of common stock for conversion of debt valued at $239,471.

All stock issued was within terms of the underlying agreements.

NOTE 5 – RELATED PARTIES (NOTES PAYABLE RELATED PARTY)

During the year ended May 31, 2012 $180,000 of accrued liabilities, $115,388 of short term note payable and $2,612 of accrued interest due the Company’s CEO was consolidated into a debenture bearing  interest at a rate of 6% convertible into shares of the Company’s common stock at a conversion price not less than the greater of $0.0005 per share or the lowest closing price of the Company’s Common Stock for any trading day on which a Notice of Conversion is received, or for any of the 20 consecutive days on which shares of the Company traded immediately preceding the date of receipt of each Notice of Conversion. The Company determined that there was no derivative liability or beneficial conversion associated with the note. The debenture and $5,780 of accrued interest were converted into 992,600 shares of common stock of the Company at an average price of $0.30 per share. The conversion was made in accordance with the underlying debt agreement.

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

During the year ended May 31, 2013, the Company converted $122,000 of accrued liabilities, into a new related party debenture in the same amount and re-classified and converted a $30,267 short term non-interest bearing note into a new related party debenture. The debentures bear interest at 6% and mature on June 1, 2014. The debentures are convertible into shares of common stock at a conversion price equal to the lowest closing price per share of the Company’s common stock for the 20 days on which the Company's shares traded immediately preceding the date of conversion or at a price of $0.0005 per share whichever is greater. The Company determined that there was no derivative liability or beneficial conversion associated with the new debentures.

During the year ended May 31, 2013 the Company converted $103,267 of related party debenture principal and $2,154 of related party debenture interest into 1,405,600 shares of common stock at a share price of $0.10 per share. All conversions were made in accordance with the underlying debt agreement.

During the year ended May 31, 2013, the balance sheet liability associated with related party loans, debentures and accrued liabilities decreased by $30,196. Related party loans outstanding as of May 31, 2013 totaled $320,036 are uncollateralized and due on demand. The Company paid the Company’s officers $245,848 of loan principal and $27,413 of interest in cash and accrued related party interest of $722. Total outstanding related party debt [principal plus accrued interest] for the periods ended May 31, 2013 and May 31, 2012 was respectively $321,543 and $351,017.

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

The Company shares office space and administrative costs in Vancouver with ScanTech Imaging Corp. (“ScanTech”), a company controlled by Murat Erbatur the Company’s former COO. The Company provides technical consulting services to ScanTech and Scan Tech’s clients on an as needed basis.

The following table summarizes the position of notes, and amounts due to related parties at May 31, 2013 and May 31, 2012:

Related Parties	Principal Outstanding on May 31, 2013	Interest Accrued to May 31, 2013	Principal Outstanding on May 31, 2012	Interest Accrued to May 31, 2012
Short term notes	$320,036	1,507	350,232	785
Total	$320,036	1,507	350,232	785

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

For the year ending May 31, 2013 the Company did not have any lease or other long term commitments and management was not aware of any contingencies not already provided for. The Company rents office, warehouse, and storage space on a month-to-month basis. This arrangement is expected to continue for the foreseeable future.

NOTE 7 – CONCENTRATION OF CREDIT RISK

Cash

The Company maintains cash balances at two banks.  Accounts at each institution are insured by the Canadian Depository Insurance up to $60,000 in Canadian funds.  At May 31, 2013 and 2012, no account exceeded this limit.

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

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

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

The Company evaluated the First Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Floor Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.03, below the market price on September 6, 2012 of $0.038, resulted in a discount of $42,500 of which $42,294 was amortized during the 12 months ended May 31, 2013.

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

The Company evaluated the Second Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Floor Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.007 below the market price on December 5, 2012 of $0.020 resulted in a discount of $16,226 of which $10,406 was amortized during the 12 months ended May 31, 2013.

During the quarter ended February 28, 2013, the Company converted a third party accounts payable of $85,000 to a short term non-interest bearing convertible note due June 2013. The principal is convertible into shares of common stock at a conversion price equal to the lowest closing price per share of the Company’s common stock for the 20 days on which the Company's shares traded immediately preceding the date of conversion or at a price of $0.0005 per share whichever is greater.  The Company evaluated the $85,000 convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Floor Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.001 below the market price on December 31, 2012 of $0.021 resulted in a discount of $4,250 of which $4,222 was amortized during the 5 months ended May 31, 2013.

During the quarter ended May 31, 2013 the Company negotiated an 8% convertible debenture, principal amount of $42,500, (“Third Asher Note”) with Asher Enterprises, Inc. The debenture, due in December 2013, is convertible into shares of the Company’s common stock, at the discretion of the holder, commencing 180 days following the date of the debenture at a conversion price per share equal to a discount of 42% from the average of the lowest three closing prices for the Company’s stock during the ten days prior to conversion or $0.00009 per share whichever is greater.

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

The Company evaluated the Third Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Floor Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.004, below the market price on September 6, 2012 of $0.007, resulted in a discount of $27,765 of which $4,080 was amortized during the 12 months ended May 31, 2013.

Pursuant to the terms of the Asher debentures, and by agreement with Asher, the Company has instructed its stock transfer agent to reserve an agreed upon number of shares of the Company’s common stock to be issued if the debenture is converted. As of May 31, 2013, 3,000,000 shares have been reserved, but are not considered as issued and outstanding.

All outstanding notes and debentures were evaluated for embedded derivatives in accordance with ASC 815 and were found to not include any embedded derivatives.

During the 12 months ended May 31, 2013 the Company converted $9,000 of short term note principal into 30,000 shares of the Company’s common stock and $36,800 of First Asher Note principal into 580,834 shares of the Company’s common stock. All conversions were within the terms of the underlying agreements.

During the 12 month period ended May 31, 2013 the Company recorded expenses of $50,201 for accrued interest and $61,002 related to amortization of debenture discounts.

Third party short term principal outstanding on May 31, 2013 was $393,576, consisting of note principal $237,876 and debenture principal $155,700. Total third party long term principal outstanding on May 31, 2013 consisted of debenture principal of $619,753. Total outstanding third party principal outstanding on May 31, 2013 was $1,013,329.

The following tables summarize the outstanding principal and discounts associated with debentures and notes outstanding at May 31, 2012 and May 31, 2013.

May 31, 2012
Long and Short Term Debentures			Notes	Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	End of Period Balance Sheet Amount
$730,753	$ -	$730,753	$88,739	$819,492

May 31, 2013
Long and Short Term Debentures			Notes			Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	End of Period Balance Sheet Amount
$775,453	$29,711	$745,742	$237,876	$28	$237,848	$983,590

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

The principal and accrued interest on notes and debentures as of May 31, 2012 and May 31, 2013 are summarized in the following tables:

Notes and Debentures	Principal Amount at May 31, 2012	Weighted Average Interest Rate		Accrued Interest May 31, 2012
Third Party Notes	$88,739	NIL	$	NIL
Third Party Debentures	730,753	6.5%		272,672
Total	$819,492	5.8%		$272,672
Notes and Debentures	Principal Amount at May 31, 2013	Weighted Average Interest Rate		Accrued Interest May 31, 2013
Third Party Notes	$237,876	-		$-
Third Party Debentures	775,453	6.7%		322,876
Total	$1,013,329	5.1%		$322,876

Principal payments on loans and debentures payable in the years ending May 31, 2013 through 2017 are as follows:

Fiscal Year	Principal
2013	$102,876
2014	$523,180
2015	$387,273
2016	-
2017	-
Total	$1,013,329

NOTE 9 – DISCONTINUED OPERATIONS

At May 31, 2012, the Company had disposed of all discontinued inventory and fully depreciated all plant and equipment assets. At May 31, 2013, assets from discontinued operations were de minimis.

At May 31, 2013, the Company had no liabilities from discontinued operations. The following table summarizes the liabilities from discontinued operations at May 31, 2013 and May 31, 2012:

Description	May 31, 2013	May 31, 2012
Note Payable	$-	$61,250
Total liabilities related to discontinued operations	$-	$61,250

The Company did not record a loss from discontinued operations for the 12 months ended May 31, 2013. The loss from discontinued operations ($1,938), recorded for the 12 months ended May 31, 2012, was a result of miscellaneous charges related pursuing legal recourse against the Company’s home décor supplier.

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

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

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

NOTE 12 – SUBSEQUENT EVENTS

On June 25, 2013 Murat Erbatur resigned as director and COO and on June 26, 2013 the Board of Directors appointed Mr. Ian Gilbey as a director. On July 17, 2013, the Board of Directors authorized the merger with the Company’s wholly-owned subsidiary, Occidental Development Group Inc., and in the merger the name of the company was changed to Occidental Development Group Inc. (the changes to take effect upon approval for trading purposes by FINRA). On July 17, 2013, the Board also approved the filing with the Secretary of State of Nevada a Certificate of Change that effected a 1:10 reverse split in our outstanding common stock and a reduction of our authorized common stock in the same 1:10 ratio, from 800,000,000 shares to 80,000,000 shares. Both of these corporate actions were permitted to be taken by the Company’s Board of Directors without stockholder approval under Nevada NRS 92A.180 (for the merger with the subsidiary and name change) and NRS 78.207 (for the change in authorized and outstanding stock).

The change of the Company’s name to Occidental Development Group, Inc. and the 1:10 reverse split with the concurrent reduction of our authorized common stock in the same ratio were approved by FINRA and became effective for trading purposes on August 19, 2013.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of May 31, 2013. The evaluation concluded that there was a material weakness in our internal control over financial reporting as of May 31, 2013. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to the lack of monitoring or review of work performed by our management and lack of segregation of duties.  As of May 31, 2012, in the preparation of audited financial statements, footnotes and financial data, all of our financial reporting was carried out solely by our chief financial and accounting officer and we did not have an audit committee to monitor and review the work performed. The lack of segregation of duties resulted from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. Based on this evaluation the Chief Executive and Principal Financial Officer has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not  effective for the reasons stated below.

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of May 31, 2013 based on the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework.

Based upon its evaluation, our management concluded that there was a material weakness in our internal control over financial reporting as of May 31, 2013. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness related to the lack of monitoring or review of work performed by our management and lack of segregation of duties.  As of May 31, 2013, in the preparation of audited financial statements, footnotes and financial data, all of our financial reporting was carried out solely by our chief financial and accounting officer and we did not have an audit committee to monitor and review the work performed. The lack of segregation of duties resulted from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control.

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

ITEM 9B.

OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of August 29, 2013 are as follows:

NAME	AGE	POSITION
Michael F. Holloran	65	President, CEO and Director
Ian Gilbey	45	Director

MICHAEL F. HOLLORAN, PRESIDENT AND CEO

Michael Holloran was elected a director and accepted the position of President & CEO of ODG in 2000. He brings to ODG a wealth of senior management experience spanning 39 years, including 22 years with the Beak International Group and long-term involvement spearheading strategic corporate expansion into international markets, primarily within Southeast Asia. He has been senior consultant to several international engineering companies including: Simons International Inc., AMEC Inc., and Klohn Crippen Berger. He has served as advisor to several multi-national companies and held advisory board and committee memberships including the University of Guelph School of Engineering and the Canadian Pulp and Paper Association. He holds a Masters Degree in Chemical and Environmental Engineering from McMaster University, a Bachelor of Science (Honors) degree in Applied Mathematics and Physical Chemistry from the University of Waterloo and a Management Studies diploma from Sheridan College.

IAN GILBEY, DIRECTOR

Mr. Gilbey, age 45, is an accomplished senior financial consultant with a background that includes over 18 years in the financial markets where he has developed extensive industry relationships in the origination and execution of a broad range of strategic transactions including: handling domestic mergers and acquisitions, raising venture capital, public offerings and the raising of capital for publicly traded, sponsor owned and private corporations. Mr. Gilbey started his financial career in May 1994 as an account executive with Sutro, where he became licensed for both Series 7 and Series 63. In July 1995 he joined The Boston Group, where he was involved in raising capital for initial public offerings (IPO's). In 1997 he developed a team for managing multi-million dollar portfolios in equity funds, bonds and IPO's. In 1997 Mr. Gilbey moved his team to Prudential Securities and in September 2002, Mr. Gilbey joined Noble Capital in Florida, where he was responsible for raising investment capital for managed portfolios by developing network television financial infomercials and radio talk show news programming. In May 2003 he joined Tide Water Capital, a market neutral hedge fund, where he was responsible for the trading desk, raising capital and product review. In  2006 Mr. Gilbey established an independent consultant practice assisting companies achieve their corporate goals including: corporate structuring for public markets, establishing share structures for internal ownership and public equity, and general corporate development. He has worked with company boards, CEO's, legal departments, corporate investor relations and corporate marketing teams. Mr. Gilbey graduated from Thomas Bennett Community College, Crawley, England in 1986 and during 1991 attended Santa Monica Community College, Business Program.

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

We will provide a copy of the Code of to any person without charge, upon request.   Requests can be sent to Occidental Development Group, Inc. 256 S. Robertson Blvd, Beverly Hills Ca 90211.

There are no family relationships between any of our executive officers and/or directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We believe that during the fiscal year ended May 31, 2013, Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were satisfied.

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form
Michael F. Holloran, President & CEO and Principal Accounting & Financial Officer	0	0	0
Ian Gilbey, Director	0	0	0
Tom Simons	0	0	0

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual compensation for services in all capacities to us for the years ended May 31, 2013 and 2012:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards [issued and pending] ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation (s) (i)	Total ($) (j)
M Holloran CEO	2013	$0	$0	$150,000	$0	$0	$0	$0	$150,000
	2012	$0	$0	$122,000	$0	$0	$0	$0	$122,000
I Gilbey Director	2013	$0	$0	$125,000	$0	$0	$0	$0	$125,000
	2012	$0	$0	$0	$0	$0	$0	$0	$0

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No options/SARs were granted in the fiscal year ended May 31, 2013.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

No officer or Director hold or exercised any options in the fiscal year ended May 31, 2013.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 13, 2013, information concerning the beneficial ownership of the our Common Stock by (i) each person who is known by us to own beneficially more than 5% of our Common Stock, (ii) each of our directors and officers, and (iii) all of our directors and executive officers as a group.

		Amount and Nature of Beneficial Ownership(1)

Title of	Name and Address			% of
Class	of Beneficial Owner	No of Shares Held		Class(1)

Common	Michael F. Holloran	18,171,259	Direct	33%
Stock	c/o 256 S. Robertson Blvd
	Beverly Hills, CA 90211

Common	Thomas A. Simons	915,360	Direct	2%
Stock	c/o 256 S. Robertson Blvd
	Beverly Hills, CA 90211

Common	Ian E. Gilbey	16,666,667	Direct -	31%
Stock	c/o 256 S. Robertson Blvd
	Beverly Hills, CA 90211
Common	Steven H. Levenson	16,666,667	Direct	31%
Stock	c/o 256 S. Robertson Blvd
	Beverly Hills, CA 90211

	All officers and directors
	as a Group (2 persons)	34,837,926		64%

(1)

Beneficial ownership and percentage ownership based on 54,517,442 shares issued and outstanding on September 13, 2013.

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

Except for the transactions described below, none of our directors, senior officers or principal shareholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction, during the fiscal periods ended May 31, 2012 and 2013, or in any proposed transactions, in which such person had or is to have a direct or indirect material interest.

During the year ended May 31, 2012, the Company’s CEO loaned the Company $42,645 and the Company’s former COO loaned the Company $9,530. These amounts are uncollateralized and due on demand. The Company paid $25,828 in interest to its former COO in cash and accrued $7,868 in interest due the Company’s CEO.

During the year ended May 31, 2012 $180,000 of accrued liabilities, $115,388 of short term note payable and $2,612 of accrued interest due the Company’s CEO was consolidated into a debenture bearing  interest at a rate of 6% annum. The debenture and $5,780 of accrued interest were converted into 992,600 shares of common stock of the Company at an average price of $0.30 per share. The conversion was made in accordance with the underlying debt agreement.

During the year ended May 31, 2013 the Company’s CEO loaned the Company $38,631, the Company repaid the CEO $109,010 in cash, the Company’s former COO loaned the Company $77,174, the Company repaid the former COO $73,478 in cash and a related party, Tom Simons loaned the Company $30,267. During the year ended May 31, 2013, The Company paid $27,413 in interest to its former COO in cash and accrued $722 in interest due the Company’s CEO.

During the year ended May 31, 2013 $122,000 of accrued liabilities due the Company’s CEO was converted into a debenture bearing interest at a rate of 6% per annum and a $30,267 short term related party note was converted into a debenture bearing interest at a rate of 6% per annum. During the year ended May 31, 2013 the $122,000 debenture due the Company’s CEO was retired as follows: $13,000 cash principal payment, $36,000 principal transferred to short term note, $73,000 principal plus $1,700 accrued interest converted to 996,000 shares of common stock of the Company at $0.05 per share. During the same period the Company converted $30,267 of related party debenture principal and $454 of accrued interest into 409,600 shares of common stock of the Company at $0.05 per share. The conversions were made in accordance with the underlying debt agreements.

The Company shares office space and administrative costs in Vancouver with ScanTech Imaging Corp. (ScanTech”), a company controlled by the Company’s former COO Murat Erbatur. The Company provides technical consulting services to ScanTech on an as required basis.

Director Independence

The Company’s Board of Directors has determined that none of its directors are independent based on the standards for director independence for the NYSE Amex Equities.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)

Audit related fees for audit Year ended May 31, 2012: $25,000

(2)

Audit related fees for audit Year ended May 31, 2011: $25,000

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

(2)

Filed herewith.

In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filings set forth below:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation	3.1 in Form 10-SB dated Feb 2, 1999
3.11	By-Laws	3.11 in Form 10-SB dated Feb 2, 1999
3.2	Certificate of Amendment	3.2 in Form 10K/A dated August 18, 2010
3.3	Certificate of Merger, filed effective August 19, 2013	3.3 in Form 8-K dated August 21, 2013
3.4	Certificate of Change, filed effective August 19, 2013	3.4 in Form 8-K dated August 21, 2013
4.2	Form of 12% Convertible debenture	4.2 in Form 10-KSB dated Aug 21, 2001
4.3	Form of Stock Purchase Warrant	4.3 in Form 10-KSB dated Aug 21, 2001
4.4	Stock Purchase Agreement, between	4.4 in Form SB-2 dated May 17, 2002
Company and IFG Private Equity LLC
4.5	Commitment Warrant to IFG	4.5 in Form SB-2 dated May 17, 2002
Private Equity LLC
4.6	Registration Rights Agreement, between	4.6 in Form SB-2 dated May 17, 2002
Company and IFG Private Equity LLC
4.7	1998 Directors' & Officers' Stock Option Plan	99.1 in Form S-8 dated Feb 29, 1999
4.8	1999 Stock Option Plan	99.2 in Form S-8 dated Feb 29, 1999
4.9	2001 Stock Option Plan	4.7 in Form S-8 filed November 27, 2001
4.10	2003 Stock Option Plan	4.8 in Form S-8 filed October 25, 2002
4.11	2005 Stock Option Plan	4.8 in Form S-8 filed July 28, 2005
4.12	2006 Stock Option Plan	4.8 in Form S-8 filed April 28, 2006
4.13	2007 Stock Option Plan	4.8 in Form S-8 filed April 13, 2007
10.3	M. Page-Consulting Agreement	10.3 in Form 10-SB dated Feb 2, 1999
10.4	C. Parfitt-Consulting Agreement	10.4 in Form 10-SB dated Feb 2, 1999
10.6	Office lease dated Aug 27, 1998	10.6 in Form 10-SB dated Apr 21, 1999
10.7	Office lease dated Dec 22, 1998	10.7 in Form 10-SB dated Apr 21, 1999
10.8	Wolnosc International-Consulting Agreement	10.8 in Form 10-SB dated Aug 29, 2000
10.9	Office lease dated Jan 1, 2000	10.9 in Form 10-SB dated Aug 29, 2000
10.10	Capital Lease Agreement	10.10 in Form 10-SB dated Aug 29, 2000
10.11	Michael F. Holloran - Consulting Agreement	10.11 in Form 10-KSB dated Aug 21, 2001
10.12	Sublease Agreement of Company's offices dated August 7, 2001	10.12 in Form 10-QSB dated Oct 15, 2001
10.13	Addendum to the Sublease dated August 22, 2001	10.13 in Form 10-QSB dated Oct 15, 2001
10.14	Paul Morford Consulting Agreement	10.14 in Form 10-QSB dated Oct 15,
2001
10.15	8% Secured Convertible Promissory	4.7 in Form 8-K dated January 4,
	Note due December 31, 2006	2005
10.16	Securities Purchase Agreement, dated	10.15 in Form 8-K dated January 13,
	December 7, 2005, by and among the	2006
Company and the holders of the Company’s
6% Convertible Debentures, with the form
of Debenture attached
10.17	Registration Rights Agreement, dated	10.16 in Form 8-K dated January 13, 2006
December 7, 2005, by and among the
Company and the Holders of the 6%
Convertible Debentures
10.18	Walther-Glas Investment Agreement	10.16 Form 10-KSB/A2 dated July 18, 2008
10.19	Agreement and Plan of Reorganization	10.18 in Form 8-K dated Dec 15, 2006
21	List of Subsidiaries	21 in Form 10-SB dated Aug 29, 2000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf the undersigned, thereto duly authorized.

Dated:   September 13, 2013

               Occidental Development Group, Inc.

               By:  /s/ Michael F. Holloran

                    ________________________

                    Michael F. Holloran,

                    President, Chief Executive Officer, Principal Financial and Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 13, 2013.

     SIGNATURE                              CAPACITY

________________________________________________________________________

/s/  Michael F. Holloran

President, Chief Executive Officer, Principal Financial and Accounting Officer and Director

_____________________

     Michael F. Holloran

/s/  Ian Gilbey

_____________________

Director

     Ian Gilbey