Form 10-Q
period 2013-08-31
Occidental Development Group, Inc.
filed 2013-10-21
CIK 1073362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended August 31, 2013

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ___________ to _____________

Commission file number: 000-25335

OCCIDENTAL DEVELOPMENT GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

88-0409024
(I.R.S. Employer Identification Number)

256 S. Robertson Blvd

Beverly Hills CA 90211
(Address including zip code of principal executive offices)

Issuer’s telephone number: 310-358-3323

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

As of October 15, 2013, the registrant had outstanding 54,517,961 shares of its $0.001 par value Common Stock.

Transitional Small Business Disclosure Format: Yes☐  No ☑

OCCIDENTAL DEVELOPMENT GROUP, INC.

(Formerly Intelligent Living Corp.)

FORM 10Q

For the Quarterly Period August 31, 2013

TABLE OF CONTENTS

Page

PART  I.  FINANCIAL  INFORMATION

3

ITEM 1.     FINANCIAL STATEMENTS

3

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF CONTINUING AND FUTURE PLAN OF OPERATION

16

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

22

ITEM 4T.   CONTROLS AND PROCEDURES

23

PART II. OTHER INFORMATION

25

ITEM 1.     LEGAL PROCEEDINGS

25

ITEM 1A.  RISK FACTORS

25

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

25

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

25

ITEM 4.     MINE SAFETY DISCLOSURES.

25

ITEM 5.     OTHER INFORMATION

25

ITEM 6.     EXHIBITS

25

SIGNATURES

26

PART  I.  FINANCIAL  INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

OCCIDENTAL DEVELOPMENT GROUP, INC.
FORMERLY INTELLIGENT LIVING CORP.
CONSOLIDATED BALANCE SHEETS
	August 31,	May, 31
	2013	2012
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$6,272	$23,041
Accounts receivable, net	23,388	132
Prepaid expenses	289	294
Inventory, net	1,904	1,939
Employee expense advances	68	70
GST/PST tax refundable	616	381
TOTAL CURRENT ASSETS	$32,537	$25,857

PROPERTY & EQUIPMENT, NET	-	5,239

OTHER ASSETS
Other Assets, net	-	-
TOTAL OTHER ASSETS	-	-
TOTAL ASSETS	$32,537	$31,096

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Line of credit	46,647	39,551
Accounts payable	96,413	85,226
Accrued liabilities	166,700	188,920
Accrued liabilities related party	-	150,000
Accrued interest	331,934	322,876
Accrued interest related party	2,740	1,507
Short term notes	331,366	27,876
Short term notes convertible, net	189,241	335,961
Short term loans - related party	10,529	320,036
TOTAL CURRENT LIABILITIES	$1,175,570	$1,471,953

LONG-TERM LIABILITIES
Debentures	619,753	619,753
Debentures and loans related parties	-	-
TOTAL LONG TERM LIABILITIES	619,753	619,753
TOTAL LIABILITIES	1,795,323	2,091,706

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding	-	-
Common stock, 80,000,000 shares authorized, $0.001 par value; 4,517,960 and 4,324,110 issued and outstanding respectively	4,517	4,324
Stock payable	600,000	-
Additional paid in capital	13,896,070	13,893,363
Accumulated deficit	(16,173,133)	(15,872,094)
Accumulated other comprehensive (loss)	(90,240)	(86,203)
TOTAL STOCKHOLDERS' (DEFICIT)	$(1,762,786)	$(2,060,610)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$32,537	$31,096

See accompanying condensed notes to the interim consolidated financial statements

OCCIDENTAL DEVELOPMENT GROUP, INC.
FORMERLY INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
	For the 3 month period ended
	August 31	August 31
	2013	2012

REVENUES
Intelligent Home: Equipment & Services	$49,454	$25,367
COST OF REVENUES
Intelligent Home: Equipment & Services	858	152
GROSS PROFIT	48,596	25,215

EXPENSES
Selling expense	2,506	-
Compensation	200,000	-
Salaries	1,748	1,807
Depreciation	-	1,266
Office & Administrative	88,451	11,469
TOTAL OPERATING EXPENSES	292,705	14,542

GAIN (LOSS) FROM OPERATIONS	(244,109)	10,673

OTHER INCOME (EXPENSE)
Beneficial conversion and fee discount expense	(16,480)	-
Interest expense	(44,226)	(19,164)
Gain on disposal	3,776	-
TOTAL OTHER INCOME (EXPENSE)	(60,706)	(19,164)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(301,039)	(8,491)

CONSOLIDATED NET (LOSS) BEFORE INCOME TAX	(301,039)	(8,491)
Income Tax Expense	-	-
NET (LOSS)	(301,039)	(8,491)

OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain (loss)	(4,037)	(14,921)

COMPREHENSIVE (LOSS)	$(305,076)	$(23,412)

EARNINGS PER SHARE BASIC AND DILUTED
(Loss) income per share from continuing operations	(0.07)	(0.01)
(Loss) per share from discontinued operations	-	-
Net (Loss) per share	$(0.07)	$(0.01)
Weighted average number of common stock shares outstanding, basic and diluted	4,507,453	1,278,515

See accompanying condensed notes to the interim consolidated financial statements

OCCIDENTAL DEVELOPMENT GROUP, INC.
FORMERLY INTELLIGENT LIVING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the 3 month period ended
	August 31,	August 31,
	2013	2012

Net loss	$(301,039)	$(8,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	16,480	-
Services paid by issuance of common stock	200,000	-
Depreciation	-	1,266
Gain on disposal	(3,776)	-
Services paid by issuance of debt	75,000	-
Decrease (increase), net of acquisition, in:
Accounts receivable	(23,256)	3,378
Accounts receivable related party	-	(13,634)
Prepaid expenses	5	(123)
Increase (decrease), net of acquisition, in:
Accrued liabilities and interest	6,338	(5,625)
Accrued liabilities and interest related party	1,233	-
Employee advance receivable	2	-
Accounts payable	(2,839)	(705)
GST tax refundable	(235)	73
Net cash used in operating activities	(32,087)	(23,861)

Purchase of fixed assets	(9,645)	-
Proceeds from sale of fixed assets	18,507	-
Net cash used in investing activities	8,862	-

Contributed Capital	-	-
Bank Line of Credit	7,096	1,959
Proceeds of loans	-	30,267
Repayment of loans	(10,140)	-
Proceeds of loans, related party	33,009	25,729
Repayment of loans, related party	(13,628)	-
Net cash provided by financing activities	16,337	57,955

Net increase (decrease) in cash	(6,888)	34,094

Effect of foreign exchange on cash	(9,881)	(2,445)

Cash, beginning of period	23,041	2,685

Cash, end of period	$6,272	$34,334

Cash paid for interest and income taxes:		-
Interest	$8,728	$6,943
Income taxes	$-	$-

Common stock issued for related party debt and interest	$400,000	$-
Common stock issued for third party debt and interest	$2,900	$9,000
Accrued liabilities converted to related party debt	$169,500	$-
Note payable converted to accrued liabilities	14,026

See accompanying condensed notes to the interim consolidated financial statements

OCCIDENTAL DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Occidental Development Group, Inc. (“ODG”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998. Historically, through its subsidiary MCM Integrated Technologies, Ltd. (“MCM”), the Company operated in the green building sector offering automation technology for single and multi unit new construction and existing buildings. The Company specialized in designing, supplying, installing, upgrading and servicing control and automation solutions including: energy use monitoring and conservation systems, security and access control systems, lighting control systems, HVAC and environmental controls, and distributed audio/video systems.

The market opportunities for the Company’s control and automation services and products are enhanced when combined with property development, building design and construction. Over several quarters the Company actively evaluated and pursued opportunities to expand its business activities vertically within the Company’s historical green building, home automation and energy conservation sectors and horizontally within the construction and renovation sectors. During FY 2012 the Company began planning the shift and expansion of its activities to development and design build services targeting energy efficient housing and multi-strata property renovation and development. Early in the planning process it became clear that significant restructuring would be required in order for the Company to attract the working capital financing required to support expansion. The Company began implementation of its diversification strategy in FY 2012 and expects to complete in FY 2014.

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

Through FY 2013 the Company actively pursued design build and renovation opportunities within the British Columbia and Greater Vancouver markets and solicited project financing from commercial lenders and private equity. The Company structured a joint venture proposal with a prominent First Nations forestry company targeting housing needs within First Nations communities and undertook an extensive evaluation of renovation opportunities within the Greater Vancouver condominium market. The Company also responded to an invitation to provide engineering project management services, in concert with First Nations communities, to the early stage LNG development underway in British Columbia. During this period, the Company scaled back its project and marketing efforts within the Company’s traditional home automation sector in favor of pursuing property development opportunities.

Through this process it became apparent that the Company’s financial resources were not sufficient to support available diversification opportunities and that further balance sheet and equity restructuring would be required in order to attract and qualify for project financing support and equity funding sufficient to grow the business. Management reached this conclusion concurrent with the close of FY 2013.

OCCIDENTAL DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

(Unaudited)

Beginning in June 2013 the Company aggressively undertook further restructuring and on June 25, 2013 Murat Erbatur resigned as director and COO and on June 26, 2013 the Board of Directors appointed Mr. Ian Gilbey as director. Mr. Gilbey had previously been a consultant to the Company providing re-structuring and merger acquisition support. In June the Company moved its head office to Beverly Hills California to better focus on the US market. On July 17, 2013, the Board of Directors authorized the merger with the Company’s wholly-owned subsidiary, Occidental Development Group Inc., and in the merger, the name of the company was changed to Occidental Development Group Inc. (the changes to take effect upon approval for trading purposes by FINRA. On July 17, 2013, the Board also approved the filing with the Secretary of State of Nevada a Certificate of Change that effected a 1:10 reverse split in our outstanding common stock and a reduction of our authorized common stock in the same 1:10 ratio, from 800,000,000 shares to 80,000,000 shares. Both of these corporate actions were permitted to be taken by the Company’s Board of Directors without stockholder approval under Nevada NRS 92A.180 (for the merger with the subsidiary and name change) and NRS 78.207 (for the change in authorized and outstanding stock).

The changes of the Company’s name to Occidental Development Group, Inc. and the 1:10 reverse split, with the concurrent reduction of our authorized common stock in the same ratio and the change in the Company’s trading symbol to OXDG, were approved by FINRA and became effective for trading purposes on August 19, 2013, with the symbol change taking place 20 trading days post the effective date.

During the quarter ended August 31, 2013 the Company continued to aggressively pursue restructuring with the phase out of its activities in the home automation sector and establishment of activities in the real estate development sector. Negotiations for the acquisition of a Florida real estate development company, the establishment of strategic relationships with debt and equity providers and the establishment of an expanded board of directors and advisory board were initiated during the first quarter of FY 2014 and are expected to be completed during second quarter of FY 2014.

This shift in focus capitalizes on the Company’s in-house engineering, design and project management capabilities and leverages the Company’s green building and automation knowhow into the re-emergent US real estate development sector. The timing of this strategic initiative dovetails to the upswing in the US real estate market and the Company’s board of directors believe this initiative will overcome limitations the Company has historically faced raising funds and achieving growth and positive earnings.

The Company maintains its corporate office in Beverly Hills California. Income during the quarter ended August 31, 2013 was derived from the Company's historical activities. The Company’s year-end is May 31.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended May 31, 2013. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

OCCIDENTAL DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

(Unaudited)

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At August 31, 2013, the Company had a working capital deficit of $1,143,033, an accumulated deficit of $16,173,133 and historically has reported negative cash flows from consolidated operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Other Assets

The Company has a recorded cost of $14,477 for the development of proprietary automation software. The Company has fully depreciated the cost of development over the expected life of the software, accordingly, the net book value of the Company’s Other Assets is nil.

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

OCCIDENTAL DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

(Unaudited)

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at August 31, 2013

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at May 31, 2013:

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

Recent Accounting Pronouncements

The following accounting standards updates were recently issued and have not yet been adopted by us. These standards are currently under review to determine their impact on our consolidated financial position, results of operations, or cash flows.

On January 31, 2013, the FASB issued Accounting Standards Update [ASU] 2013-01, entitled Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The guidance in ASU 2013-01 amends the requirements in the FASB Accounting Standards Codification [FASB ASC] Topic 210, entitled Balance Sheet. The ASU 2013-01 amendments to FASB ASC 210 clarify that ordinary trade receivables and receivables in general are not within the scope of ASU 2011-11, entitled Disclosure about Offsetting Assets and Liabilities, where that ASU amended the guidance in FASB ASC 210. As those disclosures now are modified with the ASU 2013-01 amendments, the FASB ASC 210 balance sheet offsetting disclosures now clearly are applicable only where reporting entities are involved with bifurcated embedded derivatives, repurchase agreements, reverse repurchase agreements, and securities borrowing and lending transactions that either are offset using the FASB ASC 210 or 815 requirements, or that are subject to enforceable master netting arrangements or similar agreements. ASU 2013-01 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on our financial statements.

OCCIDENTAL DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

(Unaudited)

On February 28, 2013, the FASB issued Accounting Standards Update [ASU] 2013-04, entitled Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The ASU 2013-04 amendments add to the guidance in FASB Accounting Standards Codification [FASB ASC] Topic 405, entitled Liabilities and require reporting entities to measure obligations resulting from certain joint and several liability arrangements where the total amount of the obligation is fixed as of the reporting date, as the sum of the following:

•

The amount the reporting entity agreed to pay on the basis of its arrangement among co-obligors.

•

Any additional amounts the reporting entity expects to pay on behalf of its co-obligors.

While early adoption of the amended guidance is permitted, for public companies, the guidance is required to be implemented in fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments need to be implemented retrospectively to all prior periods presented for obligations resulting from joint and several liability arrangements that exist at the beginning of the year of adoption. The adoption of ASU 2013-04 is not expected to have a material effect on the Company’s operating results or financial position.

On April 22, 2013, the FASB issued Accounting Standards Update [ASU] 2013-07, entitled Liquidation Basis of Accounting. With ASU 2013-07, the FASB amends the guidance in the FASB Accounting Standards Codification [FASB ASC] Topic 205, entitled Presentation of Financial Statements. The amendments serve to clarify when and how reporting entities should apply the liquidation basis of accounting. The guidance is applicable to all reporting entities, whether they are public or private companies or not-for-profit entities. The guidance also provides principles for the recognition of assets and liabilities and disclosures, as well as related financial statement presentation requirements. The requirements in ASU 2013-07 are effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods within those annual periods. Reporting entities are required to apply the requirements in ASU 2013-07 prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The adoption of ASU 2013-07 is not expected to have a material effect on the Company’s operating results or financial position.

On July 18, 2013, the FASB issued ASU 2013-11, which provides guidance on financial statement presentation of an unrecognized tax benefit2 when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. Under the ASU, an entity must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward except when:

•

An NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position.

•

The entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice).

If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset.

ASU 2013-11 is effective for public entities for fiscal years beginning after December 15, 2013, and interim periods within those years. The adoption of ASU 2013-11 is not expected to have a material effect on the Company’s operating results or financial position.

OCCIDENTAL DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

(Unaudited)

There were various other updates recently issued which represented technical corrections to the accounting literature or application to specific industries. None of the other updates are expected to a have a material impact on our consolidated financial position, results of operations or cash flows. The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting  pronouncements that have been issued that might have a material impact on its financial position or results of operations, or cash flows.

NOTE 3 - COMMON STOCK

During the three months ended August 31, 2013 the Company issued 193,333 shares of its unregistered common stock for conversion of $2,900 of third party debt principal.

During the three months ended August 31, 2013 the Company recognized conversion notices for the conversion of $400,000 of related party debt principal into 33,333,334 shares of its unregistered common stock. As of August 31, 2013 the shares were recorded as stock payable and were issued subsequent to August 31, 2013.

During the three months ended August 31, 2013 the Company negotiated a $200,000 related party stock based compensation agreement convertible into 16,666,667 shares of its unregistered common stock. As of August 31, 2013 the shares were recorded as stock payable and were issued subsequent to August 31, 2013.

All stock issued, and notices of conversion were in accordance with the terms of the underlying agreements.

NOTE 4 – RELATED PARTIES

The Company had short-term loans outstanding to corporate officers at May 31, 2013 in the amount of $320,036. They are unsecured, due on demand and bear interest at an average rate of 8.2%. Accrued interest to May 31, 2012 was $785.

During the three months ended August 31, 2013, the Company converted $150,000 of accrued liabilities and $50,000 of short term debt into a new $200,000 related party debenture. The debenture bears interest at 6% and matures on June 1, 2014. The debenture is convertible into shares of common stock at a conversion price equal to the lowest closing price per share of the Company’s common stock for the 20 days on which the Company's shares traded immediately preceding the date of conversion or at a price of $0.0005 per share whichever is greater. The Company determined that there was no derivative liability or beneficial conversion associated with the new debenture.

During the three months ended August 31, 2013, the Company issued a new related party $75,000 convertible note for professional time expenses. The note is non interest bearing and matures on December 31, 2013. The note is convertible into shares of common stock at a conversion price equal to the lowest closing price per share of the Company’s common stock for the 20 days on which the Company's shares traded immediately preceding the date of conversion or at a price of $0.0005 per share whichever is greater. The Company determined that there was no derivative liability or beneficial conversion associated with the new note.

During the three months ended August 31, 2013 the Company recorded related party stock based compensation in the amount $200,000 payable in 16,666,667 shares of restricted common stock of the Company at a share price equal to $0.01, fair market value as of August 15, 2013, the effective date of the compensation agreement.  As of August 31, 2013, the shares were recorded as stock payable and were issued subsequent to August 31, 2013.

OCCIDENTAL DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

(Unaudited)

During the quarter ended August 31, 2013 the Company received conversion notices for $200,000 of related party debentures and $200,000 of related party convertible notes into an aggregate of 33,333,334 restricted shares of the Company’s common stock at a conversion price of $0.012 per share.  As of August 31, 2013, the shares were recorded as stock payable and were issued subsequent to August 31, 2013.

During the quarter ended August 31, 2013 the Company re-classified $316,750 of related party debt and $14,026 of related party accounts payable to third party.

During the three months ended August 31, 2013 the balance sheet liability associated with related party loans, accounts payable, debentures and accrued liabilities decreased by $459,507. The remaining loans totaling $10,529 are uncollateralized and due on demand. The Company paid the Company’s officers $13,628 of loan principal in cash, and accrued related party interest of $1,233. Total outstanding related party debt [principal plus accrued interest] for the period ended August 31, 2013 and May 31, 2013 was respectively $13,269 and $321,543.

The following table summarizes the amounts due to related parties at August 31, 2013:

Related Parties	Principal Outstanding on August 31, 2013	Interest Accrued to August 31, 2013
Short term notes	$10,529	$2,740
Total	$10,529	$2,740

The following table summarizes the amounts due to related parties at May 31, 2013:

Related Parties	Principal Outstanding on May 31, 2013	Interest Accrued to May 31, 2013
Short term notes	$320,036	$1,507
Total	$320,036	$1,507

NOTE 5 – THIRD PARTY NOTES AND DEBENTURES PAYABLE

During the 12 months ended May 31, 2013 the Company negotiated a series of three 8% convertible debentures with Asher Enterprises, Inc.

The First Asher Note, principal amount $42,500, due in June 2013, is convertible into shares of the Company’s common stock, at the discretion of the holder, commencing 180 days following the date of the debenture at a conversion price per share equal to a discount of 42% from the average of the lowest three closing prices for the Company’s stock during the ten days prior to conversion or $0.00009 per share whichever is greater.

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

OCCIDENTAL DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

(Unaudited)

The Second Asher Note, due in September 2013, is convertible into shares of the Company’s common stock, at the discretion of the holder, commencing 180 days following the date of the debenture at a conversion price per share equal to a discount of 42% from the average of the lowest three closing prices for the Company’s stock during the ten days prior to conversion or $0.00009 per share whichever is greater.

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

The Third Asher Note, due in December 2013, is convertible into shares of the Company’s common stock, at the discretion of the holder, commencing 180 days following the date of the debenture at a conversion price per share equal to a discount of 42% from the average of the lowest three closing prices for the Company’s stock during the ten days prior to conversion or $0.00009 per share whichever is greater.

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

During the year ended May 31, 2013, the Company converted third party accounts payable of $85,000 and $125,000 to short term non-interest bearing convertible notes due June 2013 and December 31, 2013 respectively. The principal is convertible into shares of common stock at a conversion price equal to the lowest closing price per share of the Company’s common stock for the 20 days on which the Company's shares traded immediately preceding the date of conversion or at a price of $0.0005 per share whichever is greater.  The Company evaluated the convertible notes and determined that the shares issuable pursuant to the conversion options were determinate due to the Fixed Floor Conversion Price and, as such, do not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount associated with the $85,000 note, resulting from the conversion price of $0.001 below the market price on December 31, 2012 of $0.021, resulted in a discount of $4,250 of which $4,222 was amortized during the 5 months ended May 31, 2013. The $125,000 note was evaluated and it was determined that there was no associated beneficial conversion feature discount.

All outstanding notes and debentures were evaluated for embedded derivatives in accordance with ASC 815 and were found to not include any embedded derivatives.

OCCIDENTAL DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

(Unaudited)

During the 12 months ended May 31, 2013 the Company converted $9,000 of short term note principal into 30,000 shares of the Company’s common stock and $36,800 of the First Asher Note principal into 580,834 shares of the Company’s common stock. All stock was issued within the terms of the underlying agreements.

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

During the quarter ended August 31, 2013 the Company re-classified $316,750 of related party debt and $14,026 of related party accounts payable to third party.

During the three months ended August 31, 2013 the Company converted $2,900 of Asher debenture principal into 193,333 shares of the Company’s common stock. The conversion was within the terms of the underlying agreement. During this period the Company exercised its option to repay in cash the balances due on the First and Second Asher Notes. The Company repaid $2,800 of principal, $1,981 of accrued interest and $3,719 of accelerated interest on the First Asher Note and $32,500 of principal, $1,627 of accrued interest and $17,873 of accelerated interest on the Second Asher Note.

During the quarter ended August 31, 2013 the Company re-classified $316,750 of related party debt to third party short term notes payable. The terms of repayment and interest remained the same. During this period the Company paid $8,728 of interest associated with these notes in cash.

Third party short term principal outstanding on August 31, 2013 was $533,866, consisting of note principal $416,366 and debenture principal $117,500. Total third party long term principal outstanding on August 31, 2013 consisted of debenture principal of $619,753. Total outstanding third party principal outstanding on August 31, 2013 was $1,153,619.

The following tables summarize the outstanding principal and discounts associated with debentures and notes outstanding at May 31, 2013 and August 31, 2013.

May 31, 2013
Long and Short Term Debentures			Notes			Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	End of Period Balance Sheet Amount
$775,453	$29,711	$745,742	$237,876	$28	$237,848	$983,590

August 31, 2013
Long and Short Term Debentures			Notes			Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	End of Period Balance Sheet Amount
$737,253	$13,259	$723,994	$416,366	-	$416,366	$1,140,360

OCCIDENTAL DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

(Unaudited)

The principal and accrued interest on notes and debentures as of May 31, 2013 and August 31, 2013 are summarized in the following tables:

Notes and Debentures	Principal Amount at May 31, 2013	Weighted Average Interest Rate	Accrued Interest May 31, 2013
Third Party Notes	$237,876	-	$-
Third Party Debentures	775,453	6.5%	322,876
Total	$1,013,329	5.8%	$322,876
Notes and Debentures	Principal Amount at Aug 31, 2013	Weighted Average Interest Rate	Accrued Interest Aug 31, 2013
Third Party Notes	$416,366	-	$-
Third Party Debentures	737,253	6.7%	331,934
Total	$1,153,619	5.8%	$331,934

Principal payments on loans and debentures payable in the years ending May 31, 2013 through 2017 are as follows:

Fiscal Year	Principal
2013	$448,866
2014	$317,480
2015	$387,273
2016	-
2017	-
Total	$1,153,619

NOTE 6 - CHANGES IN PRESENTATION OF COMPARATIVE STATEMENTS

The presentation of certain amounts for previous periods has been reclassified to conform to the presentation adopted for the current period.

NOTE 7 – SUBSEQUENT EVENTS

On October 1, 2013 the Board of Directors ratified the August 15, 2013 share based issuance agreement between the Company and Steven Levenson, President of Ballpark Investments LLC, a Florida property development company. On October 1, 2013, the Company’s Board of Directors also approved an Agreement and Plan of Reorganization and Plan of Merger for the Company’s acquisition of Ballpark Investments, LLC. On October 11, 2013 the parties executed the Agreement and Plan of Reorganization and Plan of Merger.

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

OVERVIEW

Occidental Development Group, Inc. (“ODG”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998. Historically, through its subsidiary MCM Integrated Technologies, Ltd. (“MCM”), the Company operated in the green building sector offering automation technology for single and multi unit new construction and existing buildings. The Company specialized in designing, supplying, installing, upgrading and servicing control and automation solutions including: energy use monitoring and conservation systems, security and access control systems, lighting control systems, HVAC and environmental controls, and distributed audio/video systems.

The market opportunities for the Company’s control and automation services and products are enhanced when combined with property development, building design and construction. Over several quarters the Company actively evaluated and pursued opportunities to expand its business activities vertically within the Company’s historical green building, home automation and energy conservation sectors and horizontally within the construction and renovation sectors. During FY 2012 the Company began planning the shift and expansion of its activities to development and design build services targeting energy efficient housing and multi-strata property renovation and development. Early in the planning process it became clear that significant restructuring would be required in order for the Company to attract the working capital financing required to support expansion. The Company began implementation of its diversification strategy in FY 2012 and expects to complete in FY 2014.

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

Through FY 2013 the Company actively pursued design build and renovation opportunities within the British Columbia and Greater Vancouver markets and solicited project financing from commercial lenders and private equity. The Company structured a joint venture proposal with a prominent First Nations forestry company targeting housing needs within First Nations communities and undertook an extensive evaluation of renovation opportunities within the Greater Vancouver condominium market. The Company also responded to an invitation to provide engineering project management services, in concert with First Nations communities, to the early stage LNG development underway in British Columbia. During this period, the Company scaled back its project and marketing efforts within the Company’s traditional home automation sector in favor of pursuing property development opportunities.

Through this process it became apparent that the Company’s financial resources were not sufficient to support available diversification opportunities and that further balance sheet and equity restructuring would be required in order to attract and qualify for project financing support and equity funding sufficient to grow the business. Management reached this conclusion concurrent with the close of FY 2013.

Beginning in June 2013 the Company aggressively undertook further restructuring and on June 25, 2013 Murat Erbatur resigned as director and COO and on June 26, 2013 the Board of Directors appointed Mr. Ian Gilbey as director. Mr. Gilbey had previously been a consultant to the Company providing re-structuring and merger acquisition support. In June the Company moved its head office to Beverly Hills California to better focus on the US market. On July 17, 2013, the Board of Directors authorized the merger with the Company’s wholly-owned subsidiary, Occidental Development Group Inc., and in the merger, the name of the company was changed to Occidental Development Group Inc. (the changes to take effect upon approval for trading purposes by FINRA. On July 17, 2013, the Board also approved the filing with the Secretary of State of Nevada a Certificate of Change that effected a 1:10 reverse split in our outstanding common stock and a reduction of our authorized common stock in the same 1:10 ratio, from 800,000,000 shares to 80,000,000 shares. Both of these corporate actions were permitted to be taken by the Company’s Board of Directors without stockholder approval under Nevada NRS 92A.180 (for the merger with the subsidiary and name change) and NRS 78.207 (for the change in authorized and outstanding stock).

The changes of the Company’s name to Occidental Development Group, Inc. and the 1:10 reverse split, with the concurrent reduction of our authorized common stock in the same ratio and the change in the Company’s trading symbol to OXDG, were approved by FINRA and became effective for trading purposes on August 19, 2013, with the symbol change taking place 20 trading days post the effective date.

During the quarter ended August 31, 2013 the Company continued to aggressively pursue restructuring with the phase out of its activities in the home automation sector and establishment of activities in the real estate development sector. Negotiations for the acquisition of a Florida real estate development company, the establishment of strategic relationships with debt and equity providers and the establishment of an expanded board of directors and advisory board were initiated during the first quarter of FY 2014 and are expected to be completed during second quarter of FY 2014.

This shift in focus capitalizes on the Company’s in-house engineering, design and project management capabilities and leverages the Company’s green building and automation knowhow into the re-emergent US real estate development sector. The timing of this strategic initiative dovetails to the upswing in the US real estate market and the Company’s board of directors believe this initiative will overcome limitations the Company has historically faced raising funds and achieving growth and positive earnings.

The Company maintains its corporate office in Beverly Hills California. Income during the quarter ended August 31, 2013 was derived from the Company's historical activities. The Company’s year-end is May 31.

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

During the three month period June 1, 2013 through August 31, 2013, the US dollar to Canadian Dollar exchange rate has varied from a low of 0.9445 on July 7, 2013 to a high of 0.9835 on June 18, 2013. The closing exchange rate was 0.9747 and the average exchange rate over the three month period ended August 31, 2013 was 0.9637 resulting in a foreign currency translation loss of ($4,037) for the three month period ended August 31, 2013.

Transactions with related parties

Our By-Laws include a provision regarding related party transactions which requires that each participant to such transaction identify all direct and indirect interests to be derived as a result of the Company's entering into the related transaction. A majority of the disinterested members of the board of directors must approve any related party transaction.

Except for the transactions described below, none of our directors, senior officers or principal shareholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction, since the beginning of the fiscal year ended May 31, 2013, or in any proposed transactions, in which such person had or is to have a direct or indirect material interest.

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

During the three month period ended August 31, 2013, the Company converted $150,000 of accrued liabilities and $50,000 of short term notes due the Company’s CEO into a 6% convertible debenture, negotiated short term loans of $83,113 with the Company’s CEO, repaid the Company’s CEO short term loan principal of $13,628 in cash and received conversion notices for the conversion of $200,000 of debenture principal due the Company’s CEO into 16,666,667 shares of restricted common stock of the Company at an average price of $0.01 per share.

During the period ended August 31, 2013 the Company re-classified $316,750 of loan principal and $14.026 of accounts payable due the Company’s former CEO to third party debt. During this period the Company negotiated services agreements with the Company’s directors and a stock based compensation agreement with Steven Levenson, President of Ballpark Developments, LLC.

During the three months ended August 31, 2013, the Company issued Mr. Ian Gilbey, one of the Company’s directors, a new related party $75,000 convertible note for professional time expenses and received conversion notices for the conversion of $200,000 of short term note principal due Mr. Gilbey convertible into 16,666,667 shares of restricted common stock of the Company at an average price of $0.01 per share. During this period, the Company recorded related party stock based compensation due Mr. Steven Levenson in the amount $200,000 convertible into 16,666,667 shares of restricted common stock of the Company at an average price of $0.01 per share, fair market value as of August 15, 2013, the effective date of the compensation agreement.

Total outstanding related party debt [principal plus accrued interest] for the period ended August 31, 2013 and May 31, 2013 was respectively $13,268 and $321,543.

RESULTS OF OPERATIONS – for the three months ended August 31, 2013

For the three months ended August 31, 2013, revenues from continuing operations were $49,454 compared to $25,367 in the same period ending last year, an increase of 95%. The increase in revenue is almost entirely due to technical consulting work with limited revenue from residual home automation activity.

For the three months ended August 31, 2013, gross profit was $48,596 compared to 25,215 in the same period in the prior year, an increase of 93%. Gross margin (gross profit as a percent of revenue) was essentially unchanged at 98%, compared to 99% for the same period in the prior year. This resulted because revenues were substantially due to professional time billed for completion of sub-contract work and technical consulting which does not have any associated cost of materials.

Operating expenses for the three months ending August 31, 2013 were $292,705 versus $14,542 for the three months ending August 31, 2012. The year to date operating expense increase resulted from: a $1,821 (59%) increase in the net of selling expenses, salaries and depreciation, a $76,982 net increase in administrative expenses due principally to a one time related party professional time contract for $75,000 and a onetime related party stock compensation expense of $200,000.

The Company recorded an operating loss on  operations of ($244,109) for the three month period ended August 31, 2013 compared to an operating profit of $10,673 for the three months ending August 31, 2012.

Total other expenses for the three month period ending August 31, 2013 were ($56,930) compared to ($19,164) for the comparable period in the prior year. The increase resulted from recognition of a beneficial conversion accretion expense associated with the Company’s third party financings and an increase in interest expense due principally to the accelerated interest payment associated with retirement of third party debentures.

The net loss from continuing operations for the three month period ending August 31, 2013 was ($301,039) compared to a net loss of ($8,491) in the comparable period in the prior year.

The consolidated net loss for the three months ended August 31, 2013 was ($301,039) compared to a total net loss of ($8,491) for the corresponding period in the prior year. A loss of ($4,037) was realized as a result of foreign currency translation and the resulting comprehensive loss the period ending August 31, 2013 was $(305,076) compared to a loss of ($14,291) as a result of foreign currency translation and a comprehensive loss of ($23,412) for the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of August 31, 2013, our principal sources of liquidity included cash and cash equivalents, cash flow from our operating subsidiary, and shareholder and related party loans. At August 31, 2013, cash and cash equivalents totaled $6,272 compared to $23,041 at May 31, 2013.

Our business continues in transition and our liquidity must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our stage of re-development. The Company’s transition to the US real estate development sector is occurring at a time when the U.S. real estate sector is showing signs of a slow but protracted recovery. The growth of the U.S. real estate market and the availability of debt and equity financing are and will continue to impact the Company’s revenue and liquidity for the foreseeable future.

Risk factors relevant to these events and management decisions include, but are not limited to: the success of the Company’s diversification strategy and initiative, the Company’s ability to secure ongoing access to development projects, continued acceptance of the Company’s services, intense competition, the strength of the North American housing and financial markets and the consumer economy in general, and cannot be credibly quantified by the Company at this time.

Internal and External Sources of Capital

For the three month period ending August 31, 2013 the Company realized a loss from operations of ($301,039) and a net loss of ($301,039). As of August 31, 2013 the Company had a working capital deficit of $1,143,033 and limited assets to sell in order to create short or long term liquidity. Therefore, we are dependent on external sources for funding until such time as the Company develops positive net cash flow to maintain liquidity. Until such time as we have positive cash flow on a sustained basis, the dependence on external capital will remain. There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us.

Investing Activities

During the three month period ending August 31, 2013 the Company disposed of two vehicles.  The Company realized a loss of $640 on one vehicle and a gain of $4,416 on the other vehicle for a net gain of $3,776.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we raised approximately $14.4 million from the sale of common stock and as at August 31, 2013 we have borrowings of approximately $1,164 million from investors and shareholders.  Funds from these sources were used as working capital to fund the development of the Company.

In the three month period ended August 31, 2013 the balance sheet value of the Company’s related party loan and debenture principal and accrued liabilities decreases by $309,507 the Company’s line of credit increased by $7,096. These loans are interest bearing and due on demand. The Company repaid $42,640 of third party convertible 8% interest bearing debentures.

FUTURE PLAN OF OPERATIONS

The market opportunities for the Company’s historical control and automation services and products are enhanced when combined with building design and construction. Over several quarters the Company actively evaluated and pursued opportunities to expand its business activities vertically within the Company’s historical green building, home automation and energy conservation sectors and horizontally within the construction and renovation sectors.

During FY 2012 the Company began planning the shift and expansion of its activities to design build services targeting energy efficient housing and multi-strata property renovation and development. Early in the planning process it became clear that significant restructuring would be required in order for the Company to attract the working capital financing required to support expansion. The Company began implementation of its diversification strategy in FY 2012 and expects to complete in FY 2014.

Through FY 2013 the Company actively pursued design build and renovation opportunities and scaled back its project and marketing efforts within the Company’s traditional home automation sector in favor of pursuing property development opportunities. During the quarter ended August 31, 2013 the Company continued to aggressively pursue restructuring with the phase out of its activities in the home automation sector and establishment of activities in the real estate development sector. Negotiations for the acquisition of a Florida real estate development company, the establishment of strategic relationships with debt and equity providers and the establishment of an expanded board of directors and advisory board were initiated during the first quarter of FY 2014 and are expected to be completed during second quarter of FY 2014.

This shift in focus capitalizes on the Company’s in-house engineering, design and project management capabilities and leverages the Company’s green building and automation knowhow into the re-emergent US real estate development sector. The timing of this strategic initiative dovetails to the upswing in the US real estate market and the Company’s board of directors believe this initiative will overcome limitations the Company has historically faced raising funds and achieving growth and positive earnings.

Going forward over the coming quarters, through the acquisition of Ballpark Investments, LLC and other initiatives, the Company is planning to be operational in the US real estate market with development projects in target niche markets and the establishment of strategic partnerships and relationships.

The Occidental Development Group’s mission statement is summarized as follows:

•

The Company plans to make both debt and equity investments in core, value added and opportunistic real estate projects throughout the United States. Occidental’s projects will typically invoke an active management strategy ranging from moderate reposition or releasing of properties to in house development or extensive redevelopment. The projects will typically have a 2-5 year investment period during which properties are acquired, actively managed through the development or redevelopment cycle and sold.

•

Occidental aims to take a conservative, low leveraged approach to investing, with an emphasis on preservation of capital, downside risk protection and the ability to generate profits anywhere in the life cycle of an asset. Our goal is to provide investors with superior risk adjusted returns.

•

 Occidental plans to capitalize on opportunities resulting from the unavailability of immediately needed debt capital and the abundance of quality product available through motivated sellers, financial institutions, deleveraging of real estate funds, developers and property owners, much of which are in foreclosure or bankruptcy. The Company’s strong relationships in the real estate industry will provide excellent and often times exclusive access to off-market transaction flow. The Company is targeting to locate and capitalize on over discounted risk, overlooked value enhancement opportunities and repositioning opportunities across a variety of Asset classes.

The Company plans to pursue a hierarchy of strategies:

Core: a low leveraged, low risk conservative potential return strategy with predictable cash flows, known project and capital requirements. Occidental will generally invest in stable, fully leased single or multi tenant properties within stable high demand metropolitan areas, including but not limited to, New York, South Florida and California.

Value Added: a medium risk to medium to high return strategy involving: purchasing property, performing value added improvements, and selling at a higher price created by the value added improvements. Properties are considered to have value added potential when they are experiencing management or operational problems, require rezoning or physical improvements and/or suffer from capital constraints, all of which have negatively impacted their current market value.

Opportunistic: a medium to higher risk, high return strategy involving property requiring a high degree of enhancement. This strategy may involve investment in raw land, mortgage notes, hospitality, and niche property sectors. Investments are tactical, allowing the Company to purchase properties in any asset class where the most favorable opportunity exists.

Cash flow from ongoing activities and the availability of investment from related and third parties are estimated to be sufficient to sustain the Company’s planned activities through to the end of the 2014 fiscal year.

OFF BALANCE-SHEET ARRANGEMENTS

During year ended May 31, 2012, and the three months ended August 31, 2013 the Company did not engage in any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our bank credit facility because borrowings under the facility are variable rate borrowings and to the portion of our debt which accrues interest at the Prime Rate plus an applicable margin. Assuming that the balance on our variable interest loans as of August 31, 2013, was the same throughout the entire quarter, each 1.0% increase in the prime interest rate on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flows and income before taxes of approximately $3,035 per year.

Foreign Currency Exchange Risks

Our home automation subsidiary (MCM) has operations in Canada, and both MCM and our discontinued home décor subsidiary (Cardinal Points) have assets and liabilities in Canadian dollars and both use the Canadian Dollar as a functional currency.  Each financial period, all assets, and liabilities of MCM and Cardinal Points are translated into U.S. Dollars, our reporting currency, using the closing rate method. In addition, we routinely purchase goods in Canadian dollars for resale in US dollars and goods in US dollars for resale in Canadian dollars.

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

MCM’s and Cardinal Points’ cash balances consist of Canadian Dollars and U.S. Dollars. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments. For the three month period ended August 31, 2013, the Company did not purchase goods valued in US dollars for sale in Canadian dollars and was not subject to transaction risk.

Translation risks

The financial statements of MCM and Cardinal Points are translated into U.S. dollars using the current rate method.  Accordingly, assets and liabilities are translated at period-end exchange rates while revenue, expenses and cash flows are translated at reporting period weighted average exchange rates.  Adjustments resulting from these translations are accumulated and reported as the principal component of other comprehensive loss in stockholders’ equity.

Fluctuation in exchange rates resulted in a year-to-date foreign currency translation loss of ($1,241) on August 31, 2013. For the comparable period in the prior year, the foreign currency translation loss was ($14,921). Future changes in the value of the U.S. dollar to Canadian dollar could have a material impact on our financial position.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive, Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of August 31, 2013. Based on that evaluation the Chief Executive, Principal Financial and Accounting Officer has concluded that, as of the end of the period covered by this report, there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the lack of monitoring or review of work performed by our management and lack of segregation of duties.  As of August 31, 2013, in the preparation of audited financial statements, footnotes and financial data, all of our financial reporting was carried out solely by our chief financial and accounting officer and we did not have an audit committee to monitor and review the work performed. The lack of segregation of duties resulted from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. Based on this evaluation the Chief Executive and Principal Financial Officer has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended August 31, 2013 the Company converted $2,900 of third party debt principal and issued 193,333 shares of unregistered common stock at an average price of $0.01 per share. During the same period the Company converted $400,000 of related party debt principal and $200,000 of related party stock compensation into 50,000,001 shares of unregistered common stock at an average price of $0.01 per share. All conversions were made in accordance with the underlying debt agreements. As of August 31, 2013 the 50,000,001 shares were recorded as stock payable and were issued subsequent to August 31, 2013.

The Company offered and sold the securities in reliance on an exemption from federal registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, or alternatively, under Regulation S promulgated under the Securities Act .

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

NO.	DESCRIPTION
10.19	Ian Gilbey Consulting Agreement
10.20	Michael Holloran Consulting Agreement
10.21	Steven Levenson Performance Share Issuance Agreement
10.22	Occidental / Ballpark Agreement and Plan of Reorganization
31	Certification of Michael Holloran Pursuant to Section 302 of the -Sarbanes-Oxley Act of 2002, filed herewith
32	Certification of Michael F. Holloran Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

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

OCCIDENTAL DEVELOPMENT GROUP, INC.

By: /s/ Michael F. Holloran

-------------------------------------

Michael F. Holloran

President, Chief Executive Officer, and

Principal Financial and Accounting Officer

Dated:  October 21, 2013