Form 10-Q
period 2013-11-30
Occidental Development Group, Inc.
filed 2014-01-21
CIK 1073362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended November 30, 2013

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

As of January 14, 2013, the registrant had outstanding 55,589,390 shares of its $0.001 par value Common Stock.

Transitional Small Business Disclosure Format: Yes☐  No ☑

OCCIDENTAL DEVELOPMENT GROUP, INC.

(Formerly Intelligent Living Corp.)

FORM 10Q

For the Quarterly Period November 30, 2013

TABLE OF CONTENTS

Page

PART  I.  FINANCIAL  INFORMATION

3

ITEM 1.     FINANCIAL STATEMENTS

3

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF CONTINUING AND FUTURE PLAN OF OPERATION

18

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

25

ITEM 4T.   CONTROLS AND PROCEDURES

26

PART II. OTHER INFORMATION

27

ITEM 1.     LEGAL PROCEEDINGS

27

ITEM 1A.  RISK FACTORS

27

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

27

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

27

ITEM 4.     MINE SAFETY DISCLOSURES.

27

ITEM 5.     OTHER INFORMATION

27

ITEM 6.     EXHIBITS

27

SIGNATURES

28

PART  I.  FINANCIAL  INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

OCCIDENTAL DEVELOPMENT GROUP, INC. (A development stage company) FORMERLY INTELLIGENT LIVING CORP. CONSOLIDATED BALANCE SHEETS
	November 30,	May 31,
	2013	2013
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,940	$19,469
GST/PST tax refundable	421	381
Assets held for sale	-	11,246
TOTAL CURRENT ASSETS	2,361	31,096

PROPERTY AND EQUIPMENT, NET	-	-

TOTAL ASSETS	$2,361	$31,096

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$67,377	$65,806
Accrued liabilities	164,806	187,889
Accrued liabilities related party	-	138,997
Accrued interest	241,473	322,876
Accrued interest related party	3,122	1,507
Short term notes	27,759	27,876
Short term notes convertible, net	540,106	335,961
Short term loans - related party	13,763	-
Liabilities associated with assets held for sale	-	391,041
TOTAL CURRENT LIABILITIES	1,058,406	1,471,953

LONG-TERM LIABILITIES
Debentures	-	619,753
TOTAL LONG TERM LIABILITIES	-	619,753
TOTAL LIABILITIES	1,058,406	2,091,706

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding	-	-
Common stock, 800,000,000 shares authorized, $0.001 par value; 55,589,390 and 4,324,110 issued and outstanding respectively	55,589	4,324
Stock payable	370,600	-
Additional paid in capital	14,799,878	13,893,363
Accumulated deficit	(16,173,133)	(15,872,094)
Accumulated deficit since entering the development stage	(24,782)	-
Accumulated other comprehensive (loss)	(84,197)	(86,203)
TOTAL STOCKHOLDERS' (DEFICIT)	(1,056,045)	(2,060,610)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$2,361	$31,096

See accompanying condensed notes to the interim consolidated financial statements.

OCCIDENTAL DEVELOPMENT GROUP, INC. (A development stage company) FORMERLY INTELLIGENT LIVING CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

					From inception of
					Development Stage
					(September 1, 2013) to
	For the 3 month period ended November 30,		For the 6 month period ended November 30,		November 30,
	2013	2012	2013	2012	2013
REVENUES	$-	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-

EXPENSES
Compensation	-	-	200,000	-	-
Office and Administrative	1,147	5,818	84,800	6,339	1,147
TOTAL OPERATING EXPENSES	1,147	5,818	284,800	6,339	1,147

(LOSS) FROM OPERATIONS	(1,147)	(5,818)	(284,800)	(6,339)	(1,147)

OTHER (EXPENSE)
Beneficial conversion and fee discount expense	(11,144)	(12,750)	(27,624)	(12,750)	(11,144)
Interest expense	(12,491)	(14,464)	(47,989)	(26,685)	(12,491)
TOTAL OTHER (EXPENSE)	(23,635)	(27,214)	(75,613)	(39,435)	(23,635)

(LOSS) FROM CONTINUING OPERATIONS	(24,782)	(33,032)	(360,413)	(45,774)	(24,782)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	-	(12,815)	34,592	(8,564)	-

CONSOLIDATED NET (LOSS) BEFORE INCOME TAX	(24,782)	(45,847)	(325,821)	(54,338)	(24,782)
Income Tax Expense	-	-	-	-	-
NET (LOSS)	$(24,782)	$(45,847)	$(325,821)	$(54,338)	$(24,782)

EARNINGS PER SHARE BASIC AND DILUTED
(Loss) income per share from continuing operations	$(0.00)	$(0.03)	$(0.01)	$(0.03)	$(0.00)
(Loss) per share from discontinued operations	-	(0.01)	0.00	(0.01)	-
Net (Loss) per share	$(0.00)	$(0.04)	$(0.01)	$(0.04)	$(0.00)
Weighted average number of common stock shares outstanding, basic and diluted	49,455,849	1,278,515	26,981,651	1,278,515	49,455,849

OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain (loss)	6,043	218	2,006	(14,703)	6,043
COMPREHENSIVE (LOSS)	$(18,739)	$(45,629)	$(323,815)	$(69,041)	(18,739)

See accompanying condensed notes to the interim consolidated financial statements.

OCCIDENTAL DEVELOPMENT GROUP, INC. (A development stage company) FORMERLY INTELLIGENT LIVING CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			From inception of
	For the 6 month period ended		Development Stage (September 1, 2013) to
	November 30,	November 30,	November 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2013	2013	2013
Net loss	$(325,821)	$(54,338)	$(24,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	27,624	12,750	11,144
Services paid by issuance of common stock	200,000	-	-
Depreciation	-	2,563	-
Gain on disposal	(3,776)	-	-
Services paid by issuance of debt	75,000	-	-
Decrease (increase), net of acquisition, in:
Accounts receivable	(23,256)	6,916	-
Prepaid expenses	-	(120)	-
Increase (decrease), net of acquisition, in:
Accrued liabilities and interest	15,964	(119,363)	9,626
Accrued liabilities and interest related party	1,624	-	391
Accounts payable	(2,227)	(4,031)	612
GST tax refundable	(49)	(179)	186
Net cash used in operating activities	(34,917)	(155,802)	(2,823

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(9,645)	-	-
Proceeds from sale of fixed assets	18507	-	-
Net cash used in investing activities	8,862	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Line of Credit	7,824	5,593	-
Proceeds of loans	-	42,500	-
Repayment of loans	(10,140)	-	3,331
Proceeds of loans, related party	36,340	236,064	-
Repayment of loans, related party	(13,797)	(101,791)	-
Net cash provided by financing activities	20,227	182,366	3,331

Net increase (decrease) in cash	(5,828)	26,564	508

Effect of foreign exchange on cash	(15,273)	(2,635)	(4,840)

Cash, beginning of period	23,041	2,685	6,272
Cash, end of period	$1,940	$26,614	$1,940

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$8,728	$13,099	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for related party debt and interest	$400,000	$-	$400,000
Common stock issued for third party debt and interest	$385,500	$9,000	$382,600
Accrued liabilities converted to related party debt	$169,500	$-	$-
Short term loan converted to debenture	$-	$30,267	$-
Note payable converted to accrued liabilities	$14,026	$-	$-
Disposal of subsidiary	$342,880	$-	$342,880
Accrued liabilities converted to debenture	$-	$122,000	$-

See accompanying condensed notes to the interim consolidated financial statements.

OCCIDENTAL DEVELOPMENT GROUP, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND GOING CONCERN

Occidental Development Group, Inc. (“ODG”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998. Historically, the Company operated in the green building sector offering automation technology for single and multi unit new construction and existing buildings. The Company specialized in designing, supplying, installing, upgrading and servicing control and automation solutions including: energy use monitoring and conservation systems, security and access control systems, lighting control systems, HVAC and environmental controls, and distributed audio/video systems.

The market opportunities for the Company’s control and automation services and products have steadily declined over the past several years due in part to the slowdown in new and construction and renovation activity plus the advent of plug and play automation technology which has eroded the Company's intellectual property, reduced the need for specialized technical support and reduced project margins.

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

OCCIDENTAL DEVELOPMENT GROUP, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

(Unaudited)

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

Beginning in June 2013 the Company aggressively undertook further restructuring and on June 25, 2013 Murat Erbatur resigned as director and COO and on June 26, 2013 the Board of Directors appointed Mr. Ian Gilbey as director. Mr. Gilbey had previously been a consultant to the Company providing re-structuring and merger acquisition support. In June the Company moved its head office to Beverly Hills California to better focus on the US market. On July 17, 2013, the Board of Directors authorized a merger with the Company’s wholly-owned subsidiary, Occidental Development Group Inc., and in the merger, the name of the company was changed to Occidental Development Group Inc. (the changes to take effect upon approval for trading purposes by FINRA. On July 17, 2013, the Board also approved the filing with the Secretary of State of Nevada a Certificate of Change that effected a 1:10 reverse split in our outstanding common stock and a reduction of our authorized common stock in the same 1:10 ratio, from 800,000,000 shares to 80,000,000 shares. Both of these corporate actions were permitted to be taken by the Company’s Board of Directors without stockholder approval under Nevada NRS 92A.180 (for the merger with the subsidiary and name change) and NRS 78.207 (for the change in authorized and outstanding stock).

The changes of the Company’s name to Occidental Development Group, Inc. and the 1:10 reverse split, with the concurrent reduction of our authorized common stock in the same ratio and the change in the Company’s trading symbol to OXDG, were approved by FINRA and became effective for trading purposes on August 19, 2013, with the symbol change taking place 20 trading days post the effective date.

During the quarter ended August 31, 2013 the Company continued to plan for the complete phase out of its activities in the home automation sector and negotiations were initiated for the acquisition of Ball Park Investments LLC ("BallPark"), a Florida real estate development company. The Company's board of directors considered the acquisition of Ballpark a key step in establishing strategic relationships with debt and equity providers.

Effective September 1, 2013, the Company disposed of its subsidiary MCM Technologies Inc. ("MCM") by sale to a previous related party, Murat Erbatur, the Company's former COO, for $1.00. The transaction was accounted for by rolling up assets and liabilities into a one-time adjustment of ($342,880) to additional paid in capital. Early in the second quarter management completed the acquisition of BallPark. The acquisition of BallPark was done without consideration and did not contribute any assets or result in any liabilities. As a direct result of the Ballpark acquisition and subsequent negotiations for funding, the Company was introduced to and approached by Integrity Aviation and Leasing LLC ("Integrity"), a Texas based company specializing in leasing jet aero engines and aircraft parts to the airline industry. Integrity is active in the domestic airline industry with 5 engines under lease, one lease pending, assets in excess of $5 million and strong revenues. On November 22, 2013 the management of Occidental and Integrity executed a binding Letter of Intent outlining terms for the acquisition of Integrity by Occidental.

The acquisition in process of Integrity and shift in focus capitalizes on the Company’s in-house engineering and project management capabilities and gives the Company a solid asset and revenue backed foundation on which to build. The timing of this strategic initiative dovetails to the upswing in the global airline market and industry shift to off balance sheet financing of operations and flight critical capital equipment. The Company’s board of directors believe this initiative will overcome limitations the Company has historically faced raising funds and achieving growth and positive earnings.

OCCIDENTAL DEVELOPMENT GROUP, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

(Unaudited)

The Company maintains its corporate office in Beverly Hills California. Income for the period ended November 30, 2013 was derived from the Company's historical activities. The Company’s year-end is May 31.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At November 30, 2013, the Company had a working capital deficit of $1,056,045, an accumulated deficit of $16,197,915 and historically has reported negative cash flows from consolidated operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

OCCIDENTAL DEVELOPMENT GROUP, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

(Unaudited)

Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property and equipment for purposes of computing depreciation are three to seven years. The following is a summary of property, equipment, and accumulated depreciation:

Property and Equipment	November 30, 2013	May 31, 2013
Computer hardware and software	$740,615	$740,615
Furniture, fixtures, vehicles, leaseholds	192,787	192,787
Book value of property and equipment	933,402	933,402
Less accumulated depreciation	(933,402)	(933,402)
Property and equipment - net	$0	$0

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

The Company has fully depreciated the cost of property and equipment during the period ended November 30, 2013, accordingly, the net book value of the Company’s property and equipment is 0.

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at November 30, 2013

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at May 31, 2013:

OCCIDENTAL DEVELOPMENT GROUP, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

(Unaudited)

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

OCCIDENTAL DEVELOPMENT GROUP, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

(Unaudited)

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

OCCIDENTAL DEVELOPMENT GROUP, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

(Unaudited)

NOTE 3 - COMMON STOCK

During the six months ended November 30, 2013 the Company issued 1,264,762 shares of its unregistered common stock for conversion of $14,900 of third party debt principal.

During the three months ended November 30, 2013 the Company recognized conversion notices for the conversion of $370,600 of third party debenture principal and accrued interest into 23,909,678 shares of its unregistered common stock. As of November 30, 2013 the shares were recorded as stock payable.

During the six months ended November 30, 2013 the Company issued 33,333,334 shares of its unregistered common stock for conversion of $400,000 of related party debt principal.

During the six months ended November 30, 2013 the Company issued 16,666,667 shares of its unregistered common stock in fulfillment of a $200,000 related party stock based compensation agreement.

All stock issued, and notices of conversion were in accordance with the terms of the underlying agreements.

NOTE 4 – RELATED PARTIES

The Company had short-term loans outstanding to corporate officers at May 31, 2013 in the amount of $320,036. The loans are unsecured, due on demand and bear interest at an average rate of 8.2%. Accrued interest to May 31, 2012 was $785.

During the six months ended November 30, 2013, the Company converted $150,000 of accrued liabilities and $50,000 of short term debt into a new $200,000 related party debenture. The debenture bears interest at 6% and matures on June 1, 2014. The debenture is convertible into shares of common stock at a conversion price equal to the lowest closing price per share of the Company’s common stock for the 20 days on which the Company's shares traded immediately preceding the date of conversion or at a price of $0.0005 per share whichever is greater. The Company determined that there was no derivative liability or beneficial conversion associated with the new debenture.

During the six months ended November 30, 2013, the Company issued a new related party $75,000 convertible note for professional time expenses. The note is non interest bearing and matures on December 31, 2013. The note is convertible into shares of common stock at a conversion price equal to the lowest closing price per share of the Company’s common stock for the 20 days on which the Company's shares traded immediately preceding the date of conversion or at a price of $0.0005 per share whichever is greater. The Company determined that there was no derivative liability or beneficial conversion associated with the new note.

During the six months ended November 30, 2013 the Company recorded related party stock based compensation in the amount $200,000 and in full payment issued 16,666,667 shares of restricted common stock of the Company at a share price equal to $0.01, fair market value as of August 15, 2013, the effective date of the compensation agreement.

During the six months ended November 30, 2013 the Company received conversion notices for $200,000 of related party debentures and $200,000 of related party convertible notes and issued an aggregate of 33,333,334 restricted shares of the Company’s common stock at a conversion price of $0.012 per share.

During the quarter ended November 30, 2013 the Company re-classified $316,750 of related party debt and $14,026 of related party accounts payable to third party.

OCCIDENTAL DEVELOPMENT GROUP, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

(Unaudited)

During the quarter ended November 30, 2013 the Company disposed of its subsidiary MCM Technologies Inc. ("MCM") by sale to a previous related party, Murat Erbatur, the Company's former COO, for $1.00. The transaction was accounted for by rolling up assets and liabilities into a one-time adjustment of ($342,880) to additional paid in capital.

During the six months ended November 30, 2013 the balance sheet liability associated with related party loans, accounts payable, debentures and accrued liabilities decreased by $456,273. The remaining loans totaling $13,763 are uncollateralized and due on demand. The Company paid the Company’s officers $13,797 of loan principal in cash, and accrued related party interest of $1,615. Total outstanding related party debt [principal plus accrued interest] for the period ended November 30, 2013 and May 31, 2013 was respectively $16,885 and $321,543.

The following table summarizes the amounts due to related parties at November 30, 2013:

Related Parties	Principal Outstanding on November 30, 2013	Interest Accrued to November 30, 2013
Short term notes	$13,763	$3,122
Total	$13,763	$3,122

The following table summarizes the amounts due to related parties at May 31, 2013:

Related Parties	Principal Outstanding on May 31, 2013	Interest Accrued to May 31, 2013
Short term notes	$320,036	$1,507
Total	$320,036	$1,507

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

OCCIDENTAL DEVELOPMENT GROUP, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

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

OCCIDENTAL DEVELOPMENT GROUP, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

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

During the six months ended November 30, 2013 the Company re-classified $316,750 of related party debt and $14,026 of related party accounts payable to third party and retired the obligations through the sale of the operation. During this period the Company paid $8,728 of interest associated with these notes in cash.

During the six months ended November 30, 2013 the Company converted $14,900 of Asher debenture principal into 1,264,762 shares of the Company’s common stock. The conversion was within the terms of the underlying agreement. During this period the Company exercised its option to repay in cash the balances due on the First and Second Asher Notes. The Company repaid $2,800 of principal, $1,981 of accrued interest and $3,719 of accelerated interest on the First Asher Note and $32,500 of principal, $1,627 of accrued interest and $17,873 of accelerated interest on the Second Asher Note.

Third party short term principal outstanding on November 30, 2013 was $365,739, consisting of note principal $27,759 and debenture principal $337,980. Total third party long term principal outstanding on November 30, 2013 consisted of debenture principal of $204,241. Total outstanding third party principal outstanding on November 30, 2013 was $569,980.

The following tables summarize the outstanding principal and discounts associated with debentures and notes outstanding at May 31, 2013 and November 30, 2013.

May 31, 2013
Long and Short Term Debentures			Notes			Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	End of Period Balance Sheet Amount
$775,453	$29,711	$745,742	$237,876	$28	$237,848	$983,590

November 30, 2013
Long and Short Term Debentures			Notes			Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	End of Period Balance Sheet Amount
$542,221	$2,115	$540,106	$27,759	-	$27,759	$567,865

The principal and accrued interest on notes and debentures as of May 31, 2013 and November 30, 2013 are summarized in the following tables:

OCCIDENTAL DEVELOPMENT GROUP, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

(Unaudited)

Notes and Debentures	Principal Amount at May 31, 2013	Weighted Average Interest Rate	Accrued Interest May 31, 2013
Third Party Notes	$237,876	-	$-
Third Party Debentures	775,453	6.5%	322,876
Total	$1,013,329	5.8%	$322,876
Notes and Debentures	Principal Amount at Aug 31, 2013	Weighted Average Interest Rate	Accrued Interest Aug 31, 2013
Third Party Notes	$27,759	-	$-
Third Party Debentures	542,221	6.7%	241,473
Total	$569,980	5.8%	$241,473

Principal payments on loans and debentures payable in the years ending May 31, 2014 through 2018 are as follows:

Fiscal Year	Principal
2014	$365,739
2015	$204,241
2016	-
2017	-
2018	-
Total	$569,980

NOTE 6 - CHANGES IN PRESENTATION OF COMPARATIVE STATEMENTS

The presentation of certain amounts for previous periods has been reclassified to conform to the presentation adopted for the current period.

OCCIDENTAL DEVELOPMENT GROUP, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

(Unaudited)

NOTE 7 - DISPOSAL OF SUBSIDIARY

Effective September 1, 2013, the Company disposed of its subsidiary MCM Technologies Inc. ("MCM") by sale to a previous related party, Murat Erbatur, the Company's former COO, for $1.00. Mr Erbatur resigned as the Company's COO and Director on June 25, 2013. The transaction was accounted for by rolling up assets and liabilities into a one-time adjustment of ($342,880) to additional paid in capital.

Item	Balance
Cash	$4,036
Accounts Receivable	$23,255
Prepaid Expenses	$287
Employee Expense Advances	$68
Inventory, Net	$1,893
Property and Equipment, Net	$0
Other Assets, Net	$0
Total Assets Available for Sale	$29,539
Bank Line of Credit	($46,381)
Accounts Payable	($28,824)
Accrued Liabilities	$602
Loans Payable	($301,854)
Liabilities associated with Assets Available for Sale	($376,457)
Accumulated other Comprehensive Income/Loss	$4,038
Additional Paid In Capital	($342,880)

NOTE 8 - DISCONTINUED OPERATIONS

The Company recorded revenues of $49,454 from discontinued operations and a pre-tax net gain of $34,592 for the six month period ended November 30, 2013. In the comparable period in the prior year the Company recorded revenue of $34,414 and a pre-tax net loss of ($8,564). The assets and liabilities of MCM are segregated in the balance sheet and appropriately labeled as held for sale.

NOTE 9 - DEVELOPMENT STAGE

The Company is currently considered a development stage company. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from the point in which the Company re-entered the development stage to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized.

NOTE 10- SUBSEQUENT EVENTS

On January 14, 2014 the Company's Board of Directors approved the binding Letter of Intent for the acquisition of Integrity Aviation and Leasing LLC.

On January 16, 2014 the Company's Board of Directors approved a consent motion for shareholder approval to increase the Company's authorized common share capital from 80,000,000 shares to 800,000,000 and on the same day received approval from a majority of shareholders.

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

OVERVIEW

Occidental Development Group, Inc. (“ODG”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998. Historically, the Company operated in the green building sector offering automation technology for single and multi unit new construction and existing buildings. The Company specialized in designing, supplying, installing, upgrading and servicing control and automation solutions including: energy use monitoring and conservation systems, security and access control systems, lighting control systems, HVAC and environmental controls, and distributed audio/video systems.

The market opportunities for the Company’s control and automation services and products have steadily declined over the past several years due in part to the slowdown in new and construction and renovation activity plus the advent of plug and play automation technology which has eroded the Company's intellectual property, reduced the need for specialized technical support and reduced project margins.

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

Beginning in June 2013 the Company aggressively undertook further restructuring and on June 25, 2013 Murat Erbatur resigned as director and COO and on June 26, 2013 the Board of Directors appointed Mr. Ian Gilbey as director. Mr. Gilbey had previously been a consultant to the Company providing re-structuring and merger acquisition support. In June the Company moved its head office to Beverly Hills California to better focus on the US market. On July 17, 2013, the Board of Directors authorized a merger with the Company’s wholly-owned subsidiary, Occidental Development Group Inc., and in the merger, the name of the company was changed to Occidental Development Group Inc. (the changes to take effect upon approval for trading purposes by FINRA. On July 17, 2013, the Board also approved the filing with the Secretary of State of Nevada a Certificate of Change that effected a 1:10 reverse split in our outstanding common stock and a reduction of our authorized common stock in the same 1:10 ratio, from 800,000,000 shares to 80,000,000 shares. Both of these corporate actions were permitted to be taken by the Company’s Board of Directors without stockholder approval under Nevada NRS 92A.180 (for the merger with the subsidiary and name change) and NRS 78.207 (for the change in authorized and outstanding stock).

The changes of the Company’s name to Occidental Development Group, Inc. and the 1:10 reverse split, with the concurrent reduction of our authorized common stock in the same ratio and the change in the Company’s trading symbol to OXDG, were approved by FINRA and became effective for trading purposes on August 19, 2013, with the symbol change taking place 20 trading days post the effective date.

During the quarter ended August 31, 2013 the Company continued to plan for the complete phase out of its activities in the home automation sector and negotiations were initiated for the acquisition of Ball Park Investments LLC ("BallPark"), a Florida real estate development company. The Company's board of directors considered the acquisition of Ballpark a key step in establishing strategic relationships with debt and equity providers.

Early in the second quarter management completed the phase out and disposal of its home automation division and completed the acquisition of BallPark. As a direct result of the Ballpark acquisition and subsequent negotiations for funding, the Company was introduced to and approached by Integrity Aviation and Leasing LLC ("Integrity"), a Texas based company specializing in leasing jet aero engines and aircraft parts to the airline industry. Integrity is active in the domestic airline industry with 5 engines under lease, one lease pending, assets in excess of $5 million and strong revenues. On November 22, 2013 the management of Occidental and Integrity executed a binding Letter of Intent outlining terms for the acquisition of Integrity by Occidental.

The acquisition of Integrity and shift in focus capitalizes on the Company’s in-house engineering and project management capabilities and gives the Company a solid asset and revenue backed foundation on which to build. The timing of this strategic initiative dovetails to the upswing in the global airline market and industry shift to off balance sheet financing of operations and flight critical capital equipment. The Company’s board of directors believe this initiative will overcome limitations the Company has historically faced raising funds and achieving growth and positive earnings.

The Company maintains its corporate office in Beverly Hills California. Income for the period ended November 30, 2013 was derived from the Company's historical activities. The Company’s year-end is May 31.

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

On consolidation, the results of cash flows whose functional currency is other than the US dollar are translated into US dollars at the average exchange rate for the period and their assets and liabilities are translated into US dollars at the exchange rate ruling on the balance sheet date. Currency translation differences are recognized within other comprehensive income as a separate component of shareholders’ equity. In the event that such an operation is sold, the cumulative currency translation differences that are attributable to the operation are reclassified to income.

During the three month period June 1, 2013 through November 30, 2013, the US dollar to Canadian Dollar exchange rate has varied from a low of 0.9439 on November 30, 2013 to a high of 0.9835 on June 18, 2013. The closing exchange rate was 0.9439 and the average exchange rate over the six month period ended November 30, 2013 was 0.9626 resulting in a foreign currency translation gain $2,006 for the six month period ended November 30, 2013.

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

During the six month period ended November 30, 2013, the Company converted $150,000 of accrued liabilities and $50,000 of short term notes due the Company’s CEO into a 6% convertible debenture, negotiated short term loans of $88,324 with the Company’s CEO, repaid the Company’s CEO short term loan principal of $13,755 in cash and received conversion notices for the conversion of $200,000 of debenture principal due the Company’s CEO into 16,666,667 shares of restricted common stock of the Company at an average price of $0.01 per share.

During the period ended November 30, 2013 the Company re-classified $316,750 of loan principal and $14,026 of accounts payable due the Company’s former COO to third party debt. During this period the Company negotiated services agreements with the Company’s directors and a stock based compensation agreement with Steven Levenson, President of Ballpark Developments, LLC.

During the six months ended November 30, 2013, the Company issued Mr. Ian Gilbey, one of the Company’s directors, a new related party $75,000 convertible note for professional time expenses and received conversion notices for the conversion of $200,000 of short term note principal due Mr. Gilbey convertible into 16,666,667 shares of restricted common stock of the Company at an average price of $0.01 per share. During this period, the Company recorded related party stock based compensation due Mr. Steven Levenson in the amount $200,000 convertible into 16,666,667 shares of restricted common stock of the Company at an average price of $0.01 per share, fair market value as of August 15, 2013, the effective date of the compensation agreement.

Total outstanding related party debt [principal plus accrued interest] for the period ended November 30, 2013 and May 31, 2013 was respectively $16,885 and $321,543.

RESULTS OF OPERATIONS – for the six months ended November 30, 2013

 During the quarter ended November 30, 2013 the Company disposed of its home automation business and entered into a binding letter of intent to acquire Integrity Aviation and Leasing LLC a company engaged in the purchasing and leasing of jet aero engines. As a result of the disposition of the Company's home automation business historical revenues and expenses associated with this activity were re-classified to discontinued operations and were reported as such on the Company's Consolidated Statements of Operations and Comprehensive Loss. Accordingly, for the current reporting periods the Company reported $0 current and comparative historical revenue, cost of revenue and gross profit associated with continuing operations.

Operating expenses for the six months ending November 30, 2013 were $284,800 versus $6,339 for the same period in the prior year and $1,147 versus $5,818 for the three month periods ended November 30, 2013 and 2012. The year to date operating expense increase resulted from a $78,461 net increase in administrative expenses due principally to a one time related party professional time contract for $75,000 and a onetime related party stock compensation expense of $200,000. Operating expenses for the three month period ended November 30, 2013 were $1,147 versus $5,818 for the corresponding period in the prior year. Decreased expenses in all categories resulted in the net $4,671 decrease.

The Company recorded an operating loss of ($284,800) for the six month period ended November 30, 2013 compared to an operating loss of ($6,339) for the same period in the prior year. The Company recorded an operating loss of ($1,147) for the three month period ended November 30, 2013 compared to an operating loss of ($5,818) for the same period in the prior year.

Total other expenses for the six month period ending November 30, 2013 were ($75,613) compared to ($39,435) for the comparable period in the prior year. The increase resulted from recognition of a beneficial conversion accretion expense associated with the Company’s third party financings and an increase in interest expense due principally to the accelerated interest payment associated with retirement of third party debentures. Total other expenses for the three month period ended November 30, 2013 were $23,635 compared to $27,214 for the comparable period in the prior year. The decrease was due to reduced third party financing accretion and interest expenses.

The Company recognized a loss from continuing operations of ($360,413) for the six month period ended November 30, 2013 compared to a net loss of ($45,744) for the comparable period in the prior year. For the three month period ended November 30, 2013 the net loss was ($24,782) compared to a net loss of ($33,032) for the comparable period in the prior year.

The Company recorded a gain from its discontinued home automation activities of $34,592 for the six month period ended November 30, 2013 compared to a loss of ($8,564) for the comparable period in the prior year. The Company recorded $0 associated with its discontinued home automation activities for the three month period ended November 30, 2013 compared to a loss of ($12,815) for the comparative period in the prior year.

The consolidated net loss for the six month period ending November 30, 2013 was ($325,821) compared to a net loss of ($54,338) in the comparable period in the prior year. For the three month period ended November 30, 2013 the Company recorded a consolidated net loss of ($24,782) compared to a net loss of ($45,847).

The net loss for the six months ended November 30, 2013 was ($325,821) compared to a ($54,338) for the corresponding period in the prior year. For the six months ended November 30, 2013 the Company recorded an other comprehensive gain of $2,006 as a result of foreign currency translation and a comprehensive loss of ($323,815) for the period ending November 30, 2013. In the comparable period in the prior year, the Company recorded other comprehensive loss of ($14,703) as a result of foreign currency translation, and a comprehensive loss of ($69,041).

For the three months ended November 30, 2013 the net loss was (24,782) compared to ($45,847) for the corresponding period in the prior year. In the three month period ended November 30, 2013 the Company recognized an other comprehensive gain of $6,043 as a result of the net of foreign currency translation compared to an other comprehensive gain of $218 due to foreign currency translation for the same period in the prior year. The Company recorded a comprehensive loss of ($18,739) for the three months ended November 30, 2013 compared to a comprehensive loss ($45,269) for the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of November 30, 2013, our principal sources of liquidity included cash and cash equivalents, and shareholder and related party loans. At November 30, 2013, cash and cash equivalents totaled $1,940 compared to $19,469 at May 31, 2013.

Our business continues in transition and our liquidity must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our stage of re-development. The following risk factors and other information included in this Quarterly Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

The Company’s transition to the jet aero engine and parts sector is occurring at a time when the global airline industry is showing signs of a steady slow protracted recovery. However, the growth of the airline industry and the availability of debt and equity financing will impact the Company’s revenue and liquidity.

We are affected by the risks faced by commercial aircraft operators and MROs because they are our customers and suppliers.

Commercial aircraft operators are engaged in economically sensitive, highly cyclical and competitive businesses. We are a supplier to commercial aircraft operators and a customer to MROs. As a result, we are indirectly affected by all the risks facing commercial aircraft operators and MROs, which are beyond our control. Our results of operations depend, in part, on the financial strength of our customers and suppliers and our customers’ and suppliers' ability to compete effectively in the marketplace and manage their risks. These risks include, among others:

•

general economic conditions in the countries in which our customers operate, including changes in gross domestic product;

•

demand for air travel and air cargo shipments;

•

changes in interest rates and the availability and terms of credit available to commercial aircraft operators;

•

concerns about security, terrorism, war, public health and political instability;

•

environmental compliance and other regulatory costs;

•

labor contracts, labor costs and stoppages at commercial aircraft operators;

•

aircraft fuel prices and availability;

•

technological developments;

•

maintenance costs;

•

airport access and air traffic control infrastructure constraints;

•

insurance and other operating costs incurred by commercial aircraft operators and MROs;

•

industry capacity, utilization and general market conditions; and

•

market prices for aviation equipment.

To the extent that our customers are negatively affected by these risk factors, we may experience: a decrease in demand for some engine types in our portfolio;

•

greater credit risks from our customers, and a higher incidence of lessee defaults and repossessions;

•

an inability to quickly lease engines and sell parts on commercially acceptable terms when these become available through our purchase commitments and regular lease terminations; and

•

shorter lease terms, which may increase our expenses and reduce our utilization rates.

These and other related and contingent risk factors cannot be credibly quantified by the Company at this time.

Internal and External Sources of Capital

For the six month period ending November 30, 2013 the Company realized a loss from operations of ($360,413) and a net loss of ($325,821). As of November 30, 2013 the Company had a working capital deficit of ($1,056,045) and limited assets to sell in order to create short or long term liquidity. Therefore, we are dependent on external sources for funding until such time as the Company develops positive net cash flow to maintain liquidity. Until such time as we have positive cash flow on a sustained basis, the dependence on external capital will remain. There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us.

Investing Activities

During the six month period ending November 30, 2013 the Company disposed of two vehicles.  The Company realized a loss of $640 on one vehicle and a gain of $4,416 on the other vehicle for a net gain of $3,776.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we raised approximately $14.4 million from the sale of common stock and as at November 30, 2013 we have borrowings of approximately $584 thousand from investors and shareholders.  Funds from these sources were used as working capital to fund the development of the Company and the borrowings are interest bearing and due on demand.

In the six month period ended November 30, 2013 the balance sheet value of the Company’s loan and debenture principal, accrued interest and related party accrued liabilities decreases by $991,337.

FUTURE PLAN OF OPERATIONS

Over several quarters the Company actively evaluated and pursued opportunities to expand and shift its business activities. Early in the planning process it became clear that significant restructuring would be required in order for the Company to attract the working capital and investment financing required to support growth. The Company began implementation of its diversification strategy in FY 2012 and expects to substantially complete in FY 2014.

Through FY 2013 the Company scaled back its project and marketing efforts within the Company’s traditional BC based home automation sector in favor of pursuing opportunities in the US market. During the quarter ended August 31, 2013 the Company continued to plan for the complete phase out of its activities in the home automation sector and establishment of activities in the re-emergent US real estate development sector. Negotiations were initiated for the acquisition of Ball Park Investments LLC ("BallPark") a Florida real estate development company with strong ties to the investment community. The Company's board of directors considered the acquisition of Ballpark a key step in establishing strategic relationships with debt and equity providers.

Early in the second quarter management completed the phase out and disposal of its home automation division and completed the acquisition of BallPark. As a direct result of the Ballpark acquisition and subsequent negotiations for funding, the Company was introduced to and approached by Integrity Aviation and Leasing LLC ("Integrity"), a Texas based company specializing in leasing jet aero engines and aircraft parts to the airline industry. Integrity is active in the domestic airline industry with 5 engines under lease, one lease pending, assets in excess of $5 million and strong revenues. On November 22, 2013 the management of Occidental and Integrity executed a Letter of Intent outlining terms for the acquisition of Integrity by Occidental.

Integrity Aviation & Leasing ("Integrity") acquires refurbished and certified jet aero engines and other aviation assets for lease and sale to commercial air carriers. Integrity focuses on engines used by popular commercial jet aircraft such as the CFM56-3/7 series used on Boeing 737s, the JT8D-200 series used on McDonald Douglas MD-80s, and the CFM56-5 series used Airbus A320s. Integrity owns 6 jet engines and associated aircraft parts with an asset value in excess of $5 million. 5 engines are under lease to domestic carriers and 1 engine is in pre-lease testing.

Integrity has a close working relationship with Turbine Engine Center ("TEC"), an established FAA & EASA certified, maintenance, repair and overhaul ("MRO") facility located in Miami, FL. TEC has been in business for over 25 years and has maintained FAA and EASA certificates since 2002. TEC provides integrity with access to certified engines and parts, facilities for engine testing, post lease engine re-certification and airline industry access.

Historically, commercial aircraft operators owned rather than leased their aircraft and engines. However, as engines have become more powerful and technically sophisticated, they have also become more expensive to acquire and maintain. Increased costs for new engines, coupled with cash constraints experienced by commercial aircraft operators, has led the industry to lease more aircraft and aircraft engines as a percentage of their aircraft fleet. The global commercial aviation market is a vast and diverse market. A subset of the global market is comprised of thousands of aero engines that are currently or are forecast to be leased, representing about $10BB in assets (Source TEAMSAI 2011). Jet aero engines have a long economic life (40+ years), and end-of-life values are typically greater than aircraft values over the life of the  asset. Leasing aero engines generates consistent and  predictable revenue flows and lease rates show lower volatility than aircraft rates.

The acquisition of Integrity capitalizes on the Company’s in-house engineering and project management capabilities, compliments Integrity's management and gives the Company a solid asset and revenue backed foundation on which to build. The timing of this strategic initiative dovetails to the upswing in the global airline market and industry shift to off balance sheet financing of operations and flight critical capital equipment.

The Company’s board of directors believe the acquisition of Integrity will overcome limitations the Company and Integrity have historically faced raising both funds to support growth and the investment required to achieve market potential. Going forward over the coming 24 months, Occidental plans to focus on the opportunities available in the jet aero engine and parts sector, utilize and build on existing relationships and work to substantially increase the Company's current lease pool and revenue.

Cash flow from ongoing activities and the availability of investment from related and third parties are estimated to be sufficient to sustain the Company’s planned activities through to the end of the 2014 fiscal year.

OFF BALANCE-SHEET ARRANGEMENTS

During year ended May 31, 2012, and the six months ended November 30, 2013 the Company did not engage in any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company's outstanding loans and debentures are either at zero interest or at fixed interest over the term of the loan or debenture. Accordingly, the Company has no exposure to market risk for changes in interest rates.

Foreign Currency Exchange Risks

The Company has ceased operations in Canada and has only residual assets and liabilities in Canadian dollars and limited transactions using the Canadian Dollar as a functional currency.  Each financial period, all assets, and liabilities of Cardinal Points (the Company's remaining discontinued Canadian company) are translated into U.S. Dollars, our reporting currency, using the closing rate method.

There are principally two types of foreign exchange risk: transaction risks and translation risks. Transaction risks may impact the results of operations and translation risks may impact comprehensive income.  These are discussed more fully below.

Transaction risks

Transactions in currencies other than the US dollar (the Company's functional currency) are translated at either an average exchange rate used for the reporting period in which the transaction took place (to approximate to the exchange rate at the date of transactions for that period) or in some cases the rate in effect at the date of the transaction.  Differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is settled or translated, are recognized in the consolidated statements of operations as foreign exchange transaction gains and losses. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments. For the six month period ended November 30, 2013, the Company did not purchase goods valued in US dollars for sale in Canadian dollars and was not subject to transaction risk.

Translation risks

The financial statements of Cardinal Points are translated into U.S. dollars using the current rate method.  Accordingly, assets and liabilities are translated at period-end exchange rates while revenue, expenses and cash flows are translated at reporting period weighted average exchange rates.  Adjustments resulting from these translations are accumulated and reported as the principal component of other comprehensive loss in stockholders’ equity.

Fluctuation in exchange rates resulted in a year-to-date foreign currency translation gain of $2,006 on November 30, 2013. For the comparable period in the prior year, the foreign currency translation loss was ($14,703). Future changes in the value of the U.S. dollar to Canadian dollar are unlikely to have a material impact on our financial position.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive, Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of November 30, 2013. Based on that evaluation the Chief Executive, Principal Financial and Accounting Officer has concluded that, as of the end of the period covered by this report, there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the lack of monitoring or review of work performed by our management and lack of segregation of duties.  As of November 30, 2013, in the preparation of audited financial statements, footnotes and financial data, all of our financial reporting was carried out solely by our chief financial and accounting officer and we did not have an audit committee to monitor and review the work performed. The lack of segregation of duties resulted from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. Based on this evaluation the Chief Executive and Principal Financial Officer has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended November 30, 2013 the Company converted $382,600 of third party debt principal and accrued interest and issued 24,981,107 shares of unregistered common stock at an average price of $0.01 per share. During the same period the Company converted $400,000 of related party debt principal and $200,000 of related party stock compensation into 50,000,001 shares of unregistered common stock at an average price of $0.01 per share. All conversions were made in accordance with the underlying debt agreements. As of November 30, 2013 23,716,345 shares were recorded as stock payable pending issuance.

The Company offered and sold the securities in reliance on an exemption from federal registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, or alternatively, under Regulation S promulgated under the Securities Act .

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

NO.	DESCRIPTION
10.23	Integrity Aviation and Leasing Agreement
10.24	MCM Agreement
31	Certification of Michael Holloran Pursuant to Section 302 of the -Sarbanes-Oxley Act of 2002, filed herewith
32	Certification of Michael F. Holloran Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated:  January 21, 2014