Form 10-Q
period 2014-02-28
Occidental Development Group, Inc.
filed 2014-04-17
CIK 1073362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended February 28, 2014

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

As of April 17, 2014, the registrant had outstanding 75,886,165 shares of its $0.001 par value Common Stock.

Transitional Small Business Disclosure Format: Yes☐  No ☑

OCCIDENTAL DEVELOPMENT GROUP, INC.

(Formerly Intelligent Living Corp.)

FORM 10Q

For the Quarterly Period February 28, 2014

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

27

ITEM 1A.  RISK FACTORS

27

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

27

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

27

ITEM 4.     MINE SAFETY DISCLOSURES.

27

ITEM 5.     OTHER INFORMATION

27

ITEM 6.     EXHIBITS

28

SIGNATURES

29

PART  I.  FINANCIAL  INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

OCCIDENTAL DEVELOPMENT GROUP, INC. (A development stage company) FORMERLY INTELLIGENT LIVING CORP. CONSOLIDATED BALANCE SHEETS
	February 28,	May 31,
	2014	2013
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,815	$19,469
GST/PST tax refundable	78	381
Assets held for sale	-	11,246
TOTAL CURRENT ASSETS	1,893	31,096

PROPERTY AND EQUIPMENT, NET	-	-

TOTAL ASSETS	$1,893	$31,096

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$66,831	$65,806
Accrued liabilities	161,841	187,889
Accrued liabilities related party	-	138,997
Accrued interest	250,682	322,876
Accrued interest related party	3,530	1,507
Short term notes	27,529	27,876
Short term notes convertible, net	542,221	335,961
Short term loans - related party	17,677	-
Liabilities associated with assets held for sale	-	391,041
TOTAL CURRENT LIABILITIES	1,070,311	1,471,953

LONG-TERM LIABILITIES
Debentures	-	619,753
TOTAL LONG TERM LIABILITIES	-	619,753
TOTAL LIABILITIES	1,070,311	2,091,706

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding	-	-
Common stock, 800,000,000 shares authorized, $0.001 par value; 75,886,165 and 4,324,110 issued and outstanding respectively	75,886	4,324
Stock payable	56,000	-
Additional paid in capital	15,094,181	13,893,363
Accumulated deficit	(16,173,133)	(15,872,094)
Accumulated deficit since entering the development stage	(37,239)	-
Accumulated other comprehensive (loss)	(84,113)	(86,203)
TOTAL STOCKHOLDERS' (DEFICIT)	(1,068,418)	(2,060,610)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,893	$31,096

See accompanying condensed notes to the interim consolidated financial statements.

OCCIDENTAL DEVELOPMENT GROUP, INC. (A development stage company) FORMERLY INTELLIGENT LIVING CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

					From inception of
					Development Stage
					(September 1, 2013) to
	For the 3 month period ended February 28,		For the 9 month period ended February 28,		February 28,
	2014	2013	2014	2013	2014
REVENUES	$-	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-

EXPENSES
Compensation	-	-	200,000	-	-
Office and Administrative	707	98,983	85,507	105,322	1,854
TOTAL OPERATING EXPENSES	707	98,983	285,507	105,322	1,854

(LOSS) FROM OPERATIONS	(707)	(98,983)	(285,507)	(105,322)	(1,854)

OTHER (EXPENSE)
Beneficial conversion and fee discount expense	(2,115)	(20,747)	(29,739)	(33,497)	(13,259)
Interest expense	(9,635)	(13,712)	(57,624)	(40,398)	(22,126)
TOTAL OTHER (EXPENSE)	(11,750)	(34,459)	(87,363)	(73,895)	(35,385)

(LOSS) FROM CONTINUING OPERATIONS	(12,457)	(133,442)	(372,870)	(179,217)	(37,239)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	-	15,733	34,592	7,169	-

CONSOLIDATED NET (LOSS) BEFORE INCOME TAX	(12,457)	(117,709)	(338,278)	(172,048)	(37,239)
Income Tax Expense	-	-	-	-	-
NET (LOSS)	$(12,457)	$(117,709)	$(338,278)	$(172,048)	$(37,239)

EARNINGS PER SHARE BASIC AND DILUTED
(Loss) income per share from continuing operations	$(0.00)	$(0.10)	$(0.01)	$(0.14)	$(0.00)
(Loss) per share from discontinued operations	-	0.01	0.00	(0.01)	-
Net (Loss) per share	$(0.00)	$(0.09)	$(0.01)	$(0.13)	$(0.00)
Weighted average number of common stock shares outstanding, basic and diluted	59,423,225	1,278,515	37,637,643	1,278,515	59,423,225

OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain (loss)	84	13,727	2,090	(976)	6,127
COMPREHENSIVE (LOSS)	$(12,373)	$(103,982)	$(336,188)	$(173,024)	(31,112)

See accompanying condensed notes to the interim consolidated financial statements.

OCCIDENTAL DEVELOPMENT GROUP, INC. (A development stage company) FORMERLY INTELLIGENT LIVING CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

			From inception of
	For the 9 month period ended		Development Stage (September 1, 2013) to
	February 28,	February 28,	February 28,
CASH FLOWS FROM OPERATING ACTIVITIES:	2014	2013	2014
Net loss	$(338,278)	$(172,048)	$(37,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	29,739	33,497	13,259
Services paid by issuance of common stock	200,000	-	-
Depreciation	-	3,849	-
Gain on disposal	(3,776)	-	-
Services paid by issuance of debt	75,000	-	-
Decrease (increase), net of acquisition, in:
Accounts receivable	(23,256)	6,937	-
Accounts receivable related party	-	(15,448)	-
Prepaid expenses	-	3,145	-
Increase (decrease), net of acquisition, in:
Accrued liabilities and interest	22,208	14,392	15,870
Accrued liabilities and interest related party	2,032	-	799
Employee advance receivable	-	(70)	-
Accounts payable	(2,773)	80,667	66
GST tax refundable	392	(722)	627
Net cash used in operating activities	(38,712)	(45,801)	(6,618)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(9,645)	-	-
Proceeds from sale of fixed assets	18,507	-	-
Net cash used in investing activities	8,862	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Line of Credit	7,824	3,359	-
Proceeds of loans	-	75,000	-
Repayment of loans	(10,140)	-	-
Proceeds of loans, related party	39,636	123,634	7,186
Repayment of loans, related party	(13,797)	(150,962)	-
Net cash provided by financing activities	23,523	51,031	7,186

Net increase (decrease) in cash	(6,827)	5,230	568

Effect of foreign exchange on cash	(14,899)	1,107	(5,025)

Cash, beginning of period	23,041	2,685	6,272
Cash, end of period	$1,815	$9,022	$1,815

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$8,728	$19,824	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for related party debt and interest	$400,000	$105,421	$-
Accounts payable converted to third party debt	$-	$85,000	$-
Common stock issued for third party debt and interest	$385,500	$97,250	$382,600
Accrued liabilities converted to related party debt	$169,500	$122,000	$-
Beneficial conversion feature on third party debt	$-	$62,976	$-
Note payable converted to accrued liabilities	$14,026	$-	$-
Disposal of subsidiary	$342,880	$-	$342,880

See accompanying condensed notes to the interim consolidated financial statements.

OCCIDENTAL DEVELOPMENT GROUP, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

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

February 28, 2014

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

Effective September 1, 2013, the Company disposed of its subsidiary MCM Technologies Inc. ("MCM") by sale to a previous related party, Murat Erbatur, the Company's former COO, for $1.00. The transaction was accounted for by rolling up assets and liabilities into a one-time adjustment of ($342,880) to additional paid in capital. Early in the second quarter management completed the acquisition of BallPark. The acquisition of BallPark was done without consideration and did not contribute any assets or result in any liabilities. As a direct result of the Ballpark acquisition and subsequent negotiations for funding, the Company was introduced to and approached by Integrity Aviation and Leasing LLC ("Integrity"), a Texas based company active in the domestic airline industry and specializing in leasing jet aero engines and aircraft parts. In preliminary negotiations, Integrity disclosed that it had 5 engines under lease, one lease pending, assets in excess of $5 million and long-term lease revenues. On November 22, 2013 the management of Occidental and Integrity executed a binding Letter of Intent outlining terms for the acquisition of Integrity by Occidental. On January 14, 2014 the Company's Board of Directors approved the binding Letter of Intent for the acquisition of Integrity Aviation and Leasing LLC and initiated a due diligence process which, among other things, will verify and quantify the assets, liabilities and obligations of Integrity. On January 16, 2014 the Company's Board of Directors approved a consent motion for shareholder approval to increase the Company's authorized common share capital from 80,000,000 shares to 800,000,000 and on the same day received approval from a majority of shareholders.

OCCIDENTAL DEVELOPMENT GROUP, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

(Unaudited)

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

The Company maintains its corporate office in Beverly Hills California. Income for the period ended February 28, 2014 was derived from the Company's historical activities. The Company’s year-end is May 31.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At February 28, 2014, the Company had a working capital deficit of $1,068,418, an accumulated deficit of $16,173,133 and historically has reported negative cash flows from consolidated operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

February 28, 2014

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

Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property and equipment for purposes of computing depreciation are three to seven years. The following is a summary of property, equipment, and accumulated depreciation:

Property and Equipment	February 28, 2014	May 31, 2013
Computer hardware and software	$719,958	$740,615
Furniture, fixtures, vehicles, leaseholds	183,433	192,787
Book value of property and equipment	903,391	933,402
Less accumulated depreciation	(903,391)	(933,402)
Property and equipment - net	$0	$0

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

The Company has fully depreciated the cost of property and equipment, accordingly, for the period ended February 28, 2014 the net book value of the Company’s property and equipment is 0.

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

OCCIDENTAL DEVELOPMENT GROUP, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

(Unaudited)

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at February 28, 2014

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

February 28, 2014

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

February 28, 2014

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

NOTE 3 - COMMON STOCK

During the nine months ended February 28, 2014 the Company issued 1,264,762 shares of its unregistered common stock for conversion of $14,900 of third party debt principal at a conversion price per share equal to a discount of 42% from the average of the lowest three closing prices for the Company’s stock during the ten days prior to conversion.

During the nine months ended February 28, 2014 the Company recognized conversion notices for the conversion of $370,600 of third party note and debenture principal and accrued interest into 23,909,678 shares of its unregistered common stock. As of February 28, 2014 the Company issued  20,296,775 shares and recorded the balance of 3,612,903 shares as stock payable. The conversions were at a conversion price equal to the lowest closing price per share of the Company’s common stock for the 20 days on which the Company's shares traded immediately preceding the date of conversion.

During the nine months ended February 28, 2014 the Company issued 33,333,334 shares of its unregistered common stock for conversions of $400,000 of related party debt principal. The conversions were at a conversion price equal to the lowest closing price per share of the Company’s common stock for the 20 days on which the Company's shares traded immediately preceding the date of conversion.

During the nine months ended February 28, 2014 the Company issued 16,666,667 shares of its unregistered common stock in fulfillment of a $200,000 related party stock based compensation agreement at a share price equal to $0.01, fair market value as of August 15, 2013, the effective date of the compensation agreement.

All stock issued, and notices of conversion were in accordance with the terms of the underlying agreements.

NOTE 4 – RELATED PARTIES

The Company had short-term loans outstanding to corporate officers at May 31, 2013 in the amount of $320,036. The loans are unsecured, due on demand and bear interest at an average rate of 8.2%. Accrued interest to May 31, 2013 was $785.

During the nine months ended February 28, 2014, the Company converted $150,000 of accrued liabilities and $50,000 of short term debt into a new $200,000 related party debenture. The debenture bears interest at 6% and matures on June 1, 2014. The debenture is convertible into shares of common stock at a conversion price equal to the lowest closing price per share of the Company’s common stock for the 20 days on which the Company's shares traded immediately preceding the date of conversion or at a price of $0.0005 per share whichever is greater. The Company determined that there was no derivative liability or beneficial conversion associated with the new debenture.

OCCIDENTAL DEVELOPMENT GROUP, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

(Unaudited)

During the nine months ended February 28, 2014, the Company issued a new related party $75,000 convertible note for professional time expenses. The note is non interest bearing and matures on December 31, 2013. The note is convertible into shares of common stock at a conversion price equal to the lowest closing price per share of the Company’s common stock for the 20 days on which the Company's shares traded immediately preceding the date of conversion or at a price of $0.0005 per share whichever is greater. The Company determined that there was no derivative liability or beneficial conversion associated with the new note.

During the nine months ended February 28, 2014 the Company recorded related party stock based compensation in the amount $200,000 and in full payment issued 16,666,667 shares of restricted common stock of the Company at a share price equal to $0.01, fair market value as of August 15, 2013, the effective date of the compensation agreement. During this same period the Company received conversion notices for $200,000 of related party debentures and $200,000 of related party convertible notes and issued an aggregate of 33,333,334 restricted shares of the Company’s common stock at a conversion price of $0.012 per share.

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

During the nine months ended February 28, 2014 the balance sheet liability associated with related party loans, accounts payable, debentures, accrued interest and accrued liabilities decreased by $450,346. The remaining loans totaling $17,677 are uncollateralized and due on demand. The Company paid the Company’s officers $13,797 of loan principal in cash, and accrued related party interest of $2,013. Total outstanding related party debt [principal plus accrued interest] for the period ended February 28, 2014 and May 31, 2013 was respectively $21,207 and $321,543.

The following table summarizes the amounts due to related parties at February 28, 2014:

Related Parties	Principal Outstanding on February 28, 2014	Interest Accrued to February 28, 2014
Short term notes	$17,677	$3,530
Total	$17,677	$3,530

The following table summarizes the amounts due to related parties at May 31, 2013:

Related Parties	Principal Outstanding on May 31, 2013	Interest Accrued to May 31, 2013
Short term notes	$-	$1,507
Total	$-	$1,507

OCCIDENTAL DEVELOPMENT GROUP, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

(Unaudited)

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

February 28, 2014

(Unaudited)

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

During the nine months ended February 28, 2014 the Company re-classified $316,750 of related party debt and $14,026 of related party accounts payable to third party and retired the obligations through the sale of the operation. During this period the Company paid $8,728 of interest associated with these notes in cash.

During the nine months ended February 28, 2014 the Company converted $14,900 of Asher debenture principal into 1,264,762 shares of the Company’s common stock. The conversion was within the terms of the underlying agreement. During this period the Company exercised its option to repay in cash the balances due on the First and Second Asher Notes. The Company repaid $2,800 of principal, $1,981 of accrued interest and $3,719 of accelerated interest on the First Asher Note and $32,500 of principal, $1,627 of accrued interest and $17,873 of accelerated interest on the Second Asher Note.

During the nine months ended February 28, 2014 the Company recognized the conversion of a total of $370,600 of third party debenture principal, debenture accrued interest and note principal into 23,909,678 shares of its unregistered common stock. As of February 28, 2014 the Company issued  20,296,775 shares and recorded the balance of 3,612,903 shares as stock payable. The conversions were at a conversion price equal to the lowest closing price per share of the Company’s common stock for the 20 days on which the Company's shares traded immediately preceding the date of conversion. The conversions were within the terms of the underlying agreements.

OCCIDENTAL DEVELOPMENT GROUP, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

(Unaudited)

Total third party principal outstanding on February 28, 2014 was $569,750, consisting of note principal $27,529 and debenture principal $542,221. For the period ended February 28, 2014 all third party debt was short term.

The following tables summarize the outstanding principal and discounts associated with debentures and notes outstanding at May 31, 2013 and February 28, 2014.

May 31, 2013
Long and Short Term Debentures			Notes			Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	End of Period Balance Sheet Amount
$775,453	$29,711	$745,742	$237,876	$28	$237,848	$983,590

February 28, 2014
Debentures			Notes			Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	End of Period Balance Sheet Amount
$542,221	$Nil	$542,221	$27,529	-	$27,529	$569,750

The principal and accrued interest on notes and debentures as of May 31, 2013 and February 28, 2014 are summarized in the following tables:

Notes and Debentures	Principal Amount at May 31, 2013	Weighted Average Interest Rate	Accrued Interest May 31, 2013
Third Party Notes	$237,876	-	$-
Third Party Debentures	775,453	6.5%	322,876
Total	$1,013,329	5.8%	$322,876
Notes and Debentures	Principal Amount at Feb 28, 2014	Weighted Average Interest Rate	Accrued Interest February 28, 2014
Third Party Notes	$27,529	-	$-
Third Party Debentures	542,221	6.8%	250,682
Total	$569,750	6.5%	$250,682

Principal payments on loans and debentures payable in the years ending May 31, 2014 through 2018 are as follows:

Fiscal Year	Principal
2014	$365,509
2015	$204,241
2016	-
2017	-
2018	-
Total	$569,750

OCCIDENTAL DEVELOPMENT GROUP, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

(Unaudited)

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

NOTE 8 - DISCONTINUED OPERATIONS

The Company recorded revenues of $49,454 from discontinued operations and a pre-tax net gain of $34,592 for the nine month period ended February 28, 2014. In the comparable period in the prior year the Company recorded revenue of $69,650 and a pre-tax net gain of $7,169. The assets and liabilities of MCM are segregated in the balance sheet and labeled as held for sale.

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

NOTE 10- SUBSEQUENT EVENTS

On March 13, 2014 the Company's Board of Directors approved a Memorandum of Understanding with Arrivair LLC, a Florida based aircraft trading and leasing company, and approved the appointment of Leonard Simkovits to the Company's Advisory Board. Mr. Simkovits is president of Arrivair LLC and Airline Capital Leasing Inc.

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

Early in the second quarter management completed the phase out and disposal of its home automation division and completed the acquisition of BallPark. As a direct result of the Ballpark acquisition and subsequent negotiations for funding, the Company was introduced to and approached by Integrity Aviation and Leasing LLC ("Integrity"), a Texas based company active in the domestic airline industry and specializing in leasing jet aero engines and aircraft parts to the airline industry. On November 22, 2013 the management of Occidental and Integrity executed a binding Letter of Intent outlining terms for the acquisition of Integrity by Occidental. In preliminary negotiations, Integrity disclosed that it had 5 engines under lease, one lease pending, assets in excess of $5 million and long-term lease revenues. On January 14, 2014 the Company's Board of Directors approved the binding Letter of Intent for the acquisition of Integrity Aviation and Leasing LLC and initiated a due diligence process which, among other things, will verify and quantify the assets, liabilities and obligations of Integrity. On January 16, 2014 the Company's Board of Directors approved a consent motion for shareholder approval to increase the Company's authorized common share capital from 80,000,000 shares to 800,000,000 and on the same day received approval from a majority of shareholders. The Integrity due diligence and filing of a preliminary Schedule 14C Information Statement outlining shareholder approval to increase the Company's authorized share capital are expected to be completed for the Company's yearend on May 31, 2014.

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

The Company maintains its corporate office in Beverly Hills California. Income for the period ended February 28, 2014 was derived from the Company's historical activities. The Company’s year-end is May 31.

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

During the nine month period June 1, 2013 through February 28, 2014, the US dollar to Canadian Dollar exchange rate has varied from a low of 0.8945 on January 31, 2014 to a high of 0.9835 on June 18, 2013. The closing exchange rate was 0.8981 and the average exchange rate over the nine month period ended February 28, 2014 was 0.9489 resulting in a foreign currency translation gain $2,090 for the nine month period ended February 28, 2014.

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

During the nine month period ended February 28, 2014, the Company converted $150,000 of accrued liabilities and $50,000 of short term notes due the Company’s CEO into a 6% convertible debenture, negotiated short term loans of $88,324 with the Company’s CEO, repaid the Company’s CEO short term loan principal of $13,755 in cash and received conversion notices for the conversion of $200,000 of debenture principal due the Company’s CEO into 16,666,667 shares of restricted common stock of the Company at an average price of $0.01 per share.

During the period ended February 28, 2014 the Company re-classified $316,750 of loan principal and $14,026 of accounts payable due the Company’s former COO to third party debt. During this period the Company negotiated services agreements with the Company’s directors and a stock based compensation agreement with Steven Levenson, President of Ballpark Developments, LLC.

During the nine months ended February 28, 2014, the Company issued Mr. Ian Gilbey, one of the Company’s directors, a new related party $75,000 convertible note for professional time expenses and received conversion notices for the conversion of $200,000 of short term note principal due Mr. Gilbey convertible into 16,666,667 shares of restricted common stock of the Company at an average price of $0.01 per share. During this period, the Company recorded related party stock based compensation due Mr. Steven Levenson in the amount $200,000 convertible into 16,666,667 shares of restricted common stock of the Company at an average price of $0.01 per share, fair market value as of August 15, 2013, the effective date of the compensation agreement.

Total outstanding related party debt [principal plus accrued interest] for the period ended February 28, 2014 and May 31, 2013 was respectively $21,207 and $321,543.

RESULTS OF OPERATIONS – for the three months and nine months ended February 28, 2014

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

Operating expenses for the nine months ending February 28, 2014 were $285,507 versus $105,322 for the same period in the prior year and $707 versus $98,983 for the three month periods ended February 28, 2014 and 2013. The year-on-year to date operating expense increase resulted from a $19,815 net decrease in administrative expenses due principally to reduced fees for related party professional time contracts and a related party stock compensation expense of $200,000. The substantially reduced operating expense for the three month period ended February 28, 2014 compared to the corresponding period in the prior year was due principally to a $98,276 reduction in administration costs associated with consulting fees related to the Company's corporate planning activities.

The Company recorded an operating loss of ($285,507) for the nine month period ended February 28, 2014 compared to an operating loss of ($105,322) for the same period in the prior year. The Company recorded an operating loss of ($707) for the three month period ended February 28, 2014 compared to an operating loss of ($98,983) for the same period in the prior year.

Total other expenses for the nine month period ending February 28, 2014 were $87,363 compared to $73,895 for the comparable period in the prior year. The increase resulted from the net of an decreased beneficial conversion accretion expense associated with the Company’s third party financings and an increase in interest expense due principally to the accelerated interest payment associated with retirement of third party debentures. Total other expenses for the three month period ended February 28, 2014 were $11,750 compared to $34,460 for the comparable period in the prior year. The decrease was due to reduced third party financing accretion and interest expenses.

The Company recognized a loss from continuing operations of ($372,870) for the nine month period ended February 28, 2014 compared to a net loss of ($179,217) for the comparable period in the prior year. For the three month period ended February 28, 2014 the net loss was ($12,457) compared to a net loss of ($133,443) for the comparable period in the prior year.

The Company recorded a gain from its discontinued home automation activities of $34,592 for the nine month period ended February 28, 2014 compared to a net gain of $7,169 for the comparable period in the prior year. The Company recorded $0 associated with its discontinued home automation activities for the three month period ended February 28, 2014 compared to a gain of $15,733 for the comparative period in the prior year.

The consolidated net loss for the nine month period ending February 28, 2014 was ($338,278) compared to a net loss of ($172,048) in the comparable period in the prior year. For the three month period ended February 28, 2014 the Company recorded a consolidated net loss of ($12,457) compared to a net loss of ($117,710).

For the nine months ended February 28, 2014 the Company recorded an other comprehensive gain of $2,090 as a result of foreign currency translation and a comprehensive loss of ($336,188) for the period ending February 28, 2014. In the comparable period in the prior year, the Company recorded other comprehensive loss of ($976) as a result of foreign currency translation, and a comprehensive loss of ($173,024).

For the three months ended February 28, 2014 the Company recognized an other comprehensive gain of $84 as a result of the net of foreign currency translation compared to an other comprehensive gain of $13,727 due to foreign currency translation for the same period in the prior year. The Company recorded a comprehensive loss of ($12,373) for the three months ended February 28, 2014 compared to a comprehensive loss ($103,983) for the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of February 28, 2014, our principal sources of liquidity included cash and cash equivalents, and shareholder and related party loans. At February 28, 2014, cash and cash equivalents totaled $1,815 compared to $19,469 at May 31, 2013.

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

The Company’s transition to the aircraft, jet aero engine and parts sector is occurring at a time when the global airline industry is showing signs of a steady slow protracted recovery. However, the growth of the airline industry and the availability of debt and equity financing will impact the Company’s revenue and liquidity.

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

Internal and External Sources of Capital

For the nine month period ending February 28, 2014 the Company realized a loss from operations of ($372,870) and a net loss of ($338,278). As of February 28, 2014 the Company had a working capital deficit of ($1,068,418) and limited assets to sell in order to create short or long term liquidity. Therefore, we are dependent on external sources for funding until such time as the Company develops positive net cash flow to maintain liquidity. Until such time as we have positive cash flow on a sustained basis, the dependence on external capital will remain. There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us.

Investing Activities

During the nine month period ending February 28, 2014 the Company disposed of two vehicles.  The Company realized a loss of $640 on one vehicle and a gain of $4,416 on the other vehicle for a net gain of $3,776.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we raised approximately $14.4 million from the sale of common stock and as at February 28, 2014 we have borrowings of approximately $587 thousand from investors and shareholders.  Funds from these sources were used as working capital to fund the development of the Company and the borrowings are interest bearing and due on demand.

In the nine month period ended February 28, 2014 the balance sheet value of the Company’s loan and debenture principal, accrued interest and related party accrued liabilities decreases by $975,921.

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

The Company’s board of directors believe that the acquisition of Integrity and collaboration with Arrivair will overcome limitations the Company has historically faced raising both funds to support growth and the investment required to achieve market potential. Going forward over the coming 24 months, Occidental plans to focus on the opportunities available in the aircraft, jet aero engine and parts sector, utilize and build on existing relationships and work to substantially increase the Company's revenue.

Cash flow from ongoing activities and the availability of investment from related and third parties are estimated to be sufficient to sustain the Company’s planned activities through to the end of the 2014 fiscal year.

OFF BALANCE-SHEET ARRANGEMENTS

During year ended May 31, 2013, and the nine months ended February 28, 2014 the Company did not engage in any off-balance sheet arrangements.

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

Transaction risks

Transactions in currencies other than the US dollar (the Company's functional currency) are translated at either an average exchange rate used for the reporting period in which the transaction took place (to approximate to the exchange rate at the date of transactions for that period) or in some cases the rate in effect at the date of the transaction.  Differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is settled or translated, are recognized in the consolidated statements of operations as foreign exchange transaction gains and losses. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments. For the nine month period ended February 28, 2014, the Company did not purchase goods valued in US dollars for sale in Canadian dollars and was not subject to transaction risk.

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

Fluctuation in exchange rates resulted in a year-to-date foreign currency translation gain of $2,006 on February 28, 2014. For the comparable period in the prior year, the foreign currency translation loss was ($14,703). Future changes in the value of the U.S. dollar to Canadian dollar are unlikely to have a material impact on our financial position.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive, Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of February 28, 2014. Based on that evaluation the Chief Executive, Principal Financial and Accounting Officer has concluded that, as of the end of the period covered by this report, there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the lack of monitoring or review of work performed by our management and lack of segregation of duties.  As of February 28, 2014, in the preparation of audited financial statements, footnotes and financial data, all of our financial reporting was carried out solely by our chief financial and accounting officer and we did not have an audit committee to monitor and review the work performed. The lack of segregation of duties resulted from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. Based on this evaluation the Chief Executive and Principal Financial Officer has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended February 28, 2014 the Company converted $382,600 of third party debt principal and accrued interest and issued 24,981,107 shares of unregistered common stock at an average price of $0.01 per share. During the same period the Company converted $400,000 of related party debt principal and $200,000 of related party stock compensation into 50,000,001 shares of unregistered common stock at an average price of $0.01 per share. All conversions were made in accordance with the underlying debt agreements. As of February 28, 2014 20,296,775 shares were issued and 3,612,903 shares were recorded as stock payable pending issuance.

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

Dated:  April 17, 2014