Form 10-K
period 2014-05-31
Occidental Development Group, Inc.
filed 2015-08-25
CIK 1073362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $548,585.

The number of shares of the Registrant’s Common Stock outstanding as of July 30, 2015: 75,886,165.

Documents incorporated by reference: None.

Table of Contents

PART I

4

ITEM  1.

DESCRIPTION OF BUSINESS

4

ITEM 1A

RISK FACTORS

6

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

FINANCIAL  STATEMENTS

20

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURES

39

ITEM 9A(T).

CONTROLS AND PROCEDURES

39

ITEM 9B.

OTHER INFORMATION.

40

PART III

41

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

41

ITEM 11.

EXECUTIVE COMPENSATION

43

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

44

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND

DIRECTOR INDEPENDENCE

44

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

45

PART IV

46

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

46

SIGNATURES

48

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”, “Description of the Business” and “Management’s Discussion and Analysis” of this annual report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Furthermore, there is no assurance that the Company’s line of business will be successful or profitable since it depends, among other things, on (a) the ability of the Company to raise funds, (b) the successful development of our products, and services, and (c) the success of the Company’s products, services and opportunities in the marketplace. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

We qualify all the forward-looking statements contained in this annual report by the foregoing cautionary statements.

PART I

ITEM  1.

DESCRIPTION OF BUSINESS

General

Occidental Development Group, Inc. (“ODG”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998. The Company provides services and support to the legal marijuana industry through subsidiaries and joint ventures. Services span the industry sector and include: agricultural land and commercial space for lease to marijuana horticulturalists, staffing and payroll services for the MMJ industry - connecting employers with the right talent to grow their business, and technology App’s connecting B2B, MMJ to the end consumer. Historically, the Company operated in the green building sector offering control and automation technology for single and multi unit new construction and existing buildings.

The market opportunities for the Company’s control and automation services and products steadily declined over the past several years due in part to the slowdown in new and construction and renovation activity plus the advent of plug and play automation technology which eroded the Company's intellectual property, reduced the need for specialized technical support and reduced project margins.

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

Beginning in June 2013 the Company undertook further restructuring and on June 25, 2013 Murat Erbatur resigned as director and COO and on June 26, 2013 the Board of Directors appointed Mr. Ian Gilbey as director. Mr. Gilbey had previously been a consultant to the Company providing re-structuring and merger acquisition support. In June the Company moved its head office to Beverly Hills California to better focus on the US market. On July 17, 2013, the Board of Directors authorized a merger with the Company’s wholly-owned subsidiary, Occidental Development Group Inc., and in the merger, the name of the company was changed to Occidental Development Group Inc. On July 17, 2013, the Board also approved the filing with the Secretary of State of Nevada a Certificate of Change that effected a 1:10 reverse split in our outstanding common stock and a reduction of our authorized common stock in the same 1:10 ratio, from 800,000,000 shares to 80,000,000 shares. Both of these corporate actions were permitted to be taken by the Company’s Board of Directors without stockholder approval under Nevada NRS 92A.180 (for the merger with the subsidiary and name change) and NRS 78.207 (for the change in authorized and outstanding stock).

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

Effective September 1, 2013, the Company disposed of its subsidiary MCM Technologies Inc. ("MCM") by sale to a previous related party, Murat Erbatur, the Company's former COO, for $1.00. The transaction was accounted for by rolling up assets and liabilities into a one-time adjustment of ($342,880) to additional paid in capital. Early in the second quarter management completed the acquisition of BallPark. The acquisition of BallPark was done without consideration and did not contribute any assets or result in any liabilities. As a direct result of the Ballpark acquisition and subsequent negotiations for funding, the Company was introduced to and approached by Integrity Aviation and Leasing LLC ("Integrity"), a Texas based company active in the domestic airline industry and specializing in leasing jet aero engines. In preliminary discussions, Integrity disclosed that it had assets in excess of $5 million and long-term lease revenues. On November 22, 2013 the management of Occidental and Integrity executed a binding Letter of Intent outlining terms for the acquisition of Integrity by Occidental. On January 14, 2014 the Company's Board of Directors approved the binding Letter of Intent for the acquisition of Integrity and initiated a due diligence process to, among other things, verify and quantify the assets, liabilities and obligations of Integrity. On January 16, 2014 the Company's Board of Directors approved a consent motion for shareholder approval to increase the Company's authorized common share capital from 80,000,000 shares to 800,000,000 and on the same day received approval from a majority of shareholders.

Effective March 1, 2014, the Company disposed of its remaining Canadian subsidiary by sale to a third party for $1.00. The transaction was accounted for by rolling up assets and liabilities into a one-time adjustment of ($711,990) to additional paid in capital. On March 12, 2014 the Company executed a non binding Memorandum of Understanding with Arrivair LLC ("Arrivair"), an aircraft trading and leasing company based in Florida. Arrivair is active in the sales and leasing of commercial passenger and cargo aircraft and aircraft components to airlines and entrepreneurs worldwide. Under the terms of the MOU the parties agreed to cooperatively pursue the purchase of aircraft and critical aircraft parts for trading, re-sale and leasing.

The timing of this initiative dovetailed to the upswing in the global airline market and industry shift to off balance sheet financing of operations and flight critical capital equipment. After several months of pursuing financing for potential aircraft purchase and lease opportunities the Board of Directors concluded that the

Company needed to significantly strengthen its balance sheet to support activity in this capital intensive sector.

Collateral to the Company's effort to develop activity in the aircraft sector, in September 2014 the Company was introduced to and on October 1, 2014 the Company executed a binding Letter of Intent with Eagle Financial Diamond Group, Inc. ("Eagle") an established Florida company active in the consumer and wholesale diamond trade. The binding Agreement defined the terms under which Occidental would acquire Eagle. In January 2015, the Company was advised by the principal of Eagle that Eagle no longer wished to pursue the buyout. As a result the Board is considering the option to pursue a claim of damages.

On April 27, 2015 the Company executed a binding Letter of Intent with 420 International Corp. ("420"), a California company active in the legal marijuana sector. The Letter of Intent outlines an all share transaction in which Occidental acquires 100 percent of the outstanding shares of 420. Under terms of the Agreement, the principal shareholders of Occidental transfer a portion of their current shareholdings to the seller in exchange for Occidental receiving 100 percent of the outstanding shares of 420. The share transfer is currently underway and Occidental, through 420, is actively engaged in the legal marijuana business.

The Company maintains its corporate office in Beverly Hills California. Income for the period ended May 31, 2013 was derived from the Company's historical activities. The Company’s year-end is May 31.

Employees

As of May 31, 2014, we had a staff of two consisting of the Company President and the Company COO.

ITEM 1A

RISK FACTORS

Readers should carefully consider the risks and uncertainties described below before deciding whether to invest in shares of our common stock.

Our failure to successfully address the risks and uncertainties described below could have a material adverse effect on our business, financial condition and/or results of operations, and the price of our common stock may decline and investors may lose all or part of their investment. There is no assurance that we will successfully address these risks or other unknown risks that may affect our business.

Risks Relating to our Company

Our independent auditor has issued an audit opinion which includes a statement describing our going concern status. Our financial status creates a doubt whether we will continue as a going concern.

As described in Note 2 of our accompanying financial statements, our limited revenues and our lack of any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. The Company had a working capital deficit of ($1,298,482) at May 31, 2014 and a consolidated net loss of $(584,750) for the twelve months then ended. If the Company does not raise a sufficient amount of capital, it may not have the ability to remain in business until such time, if ever, when it becomes profitable.

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

We have a limited operating history on which to base an evaluation of our current business and prospects. Potential investors must consider our business and prospects in light of the risks and difficulties frequently encountered by companies in the early stages of shifting activities to include new areas of business. These risks and difficulties include, but are not limited to, lack of sufficient customer base, revenue, cash flow and working capital for marketing, inventory for re-sale and leasing and sub-contracting. We cannot be certain that our business strategy will be successful or that we will successfully address these and other risks. Our failure to address and mitigate these risks could harm our ability to operate profitably.

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

At May 31, 2014 we had a total of $802,112 in debt and accrued interest that is convertible into shares of our common stock at discounts ranging from 0% to 42% of the market price. The conversion of all of this debt could result in significant dilution to our stockholders.

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

Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions remain fragile and there is resulting volatility in world stock markets. In addition, general economic indicators have been mixed to weak. These include consumer sentiment, unemployment and economic growth and uncertainty about corporate earnings. Recent quarters have seen improvement in the US economy and increased positive consumer sentiment. However the overall situation remains fragile and could, among other things, continue to make it difficult for us to obtain working capital, or increase our cost of obtaining capital for our operations. Our access to additional capital and project financing may not be available on terms acceptable to us or at all.

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

We are quoted on the OTC Markets Group’s OTCQB Over-the-Counter Bulletin Board under the trading symbol “OXDG”. The OTCQB is regarded as a junior trading venue. This may result in limited shareholder interest and hence lower prices for our common stock than might otherwise be obtained.

The market price of our common stock may fluctuate significantly.

The market price of our common shares may fluctuate significantly in response to factors, some of which are beyond our control, such as:

•

the announcement of new products or product enhancements by us or our competitors,

•

developments concerning intellectual property rights and regulatory approvals,

•

quarterly variations in our and our competitors’ results of operations,

•

changes in earnings estimates or recommendations by securities analysts,

•

developments in our industry, and

•

general economic and market conditions, and other factors, including factors unrelated to our own operating performance.

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

PROPERTIES

We maintain our statutory registered agent’s office in Reno, Nevada and our principal executive office is located at 256 Robertson Blvd, Beverly Hills California 90211. We currently do not have office leases or rental cost for the office space utilized by the Company.

ITEM 3.

LEGAL PROCEEDINGS

We are not currently involved in any litigation, nor do we know of any threatened litigation against us that would have a material effect on our financial condition.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently quoted in the OTC Markets Group’s OTCQB Over-the-Counter Bulletin Board market as a "penny stock" under the symbol OXDG. The following sets forth the range of high and low closing share price information for the quarterly periods indicated of our last two fiscal years as reported by the National Quotation Bureau:

	CLOSING PRICE ($/SHARE)
	LOW	HIGH
2013
First Quarter	0.10	1.70
Second Quarter	0.05	0.50
Third Quarter	0.20	0.40
Fourth Quarter	0.03	0.70

2014
First Quarter	0.02	1.00
Second Quarter	0.01	0.04
Third Quarter	0.01	0.02
Fourth Quarter	0.01	0.02

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights as of May 31, 2014.

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

HOLDERS

As of June 4, 2015, the number of holders of record of shares of common stock, excluding the number of beneficial owners, whose securities are held in street name, was approximately 168.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following table sets for the information with respect to all securities of the Company sold in its fiscal years ended May 31, 2012, 2013 and 2014, and subscription amounts of outstanding debentures, without registration of the securities under the Securities Act of 1933. The securities so sold are believed by the Company to be exempt from registration under either Regulation S or Rule 506 under the Securities Act of 1933.

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

				Number of
				Shares
			Purchase or	Purchased or	Expiration
			Exercise Price	Purchasable	Date (WTS) or
	Date of	Type of	(USD	Upon Exercise	Due date
Name	Issue	Security[1]	Per Share)	or Conversion[2]	(DEB)	Exemption
Private Investors	1/12	CS	0.30	1,170,100		S, 506
Private Investors	6/12	CS	0.30	30,000		506
Private Investors	12/12	CS	0.08	2,462,267		S, 506
Private Investors	3/13-5/13	CS	0.06	580,834		S, 506
Private Investors	9/13	CS	0.01	50,193,334		S, 506
Private Investors	10/13-2/14	CS	0.02	24,981,107		S, 506
Private Investor	2/02	DEB		$35,000	2/08	S
Private Investors	11/05-2/06	DEB		$555,000	2/14	506
Private Investors	5/06	DEB		$50,000	6/09	506
Private Investor	2/08	DEB		$460,000	6/13	S
Private Investor	6/08	DEB		$326,773	6/13	S
Private Investors	9/12	DEB		$42,500	6/13	506
Private Investor	12/12	DEB		$32,500	9/13	506
Private Investor	4/13	DEB		$42,500	12/13	506

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

RESULTS OF OPERATIONS

Overview

Occidental Development Group, Inc. (“ODG”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998. The Company operates in legal marijuana sector. Historically, the Company operated in the green building sector offering control and automation technology for single and multi unit new construction and existing buildings.

The market opportunities for the Company’s control and automation services and products steadily declined over the past several years due in part to the slowdown in new and construction and renovation activity plus the advent of plug and play automation technology which eroded the Company's intellectual property, reduced the need for specialized technical support and reduced project margins.

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

Beginning in June 2013 the Company undertook further restructuring and on June 25, 2013 Murat Erbatur resigned as director and COO and on June 26, 2013 the Board of Directors appointed Mr. Ian Gilbey as director. Mr. Gilbey had previously been a consultant to the Company providing re-structuring and merger acquisition support. In June the Company moved its head office to Beverly Hills California to better focus on the US market. On July 17, 2013, the Board of Directors authorized a merger with the Company’s wholly-owned subsidiary, Occidental Development Group Inc., and in the merger, the name of the company was changed to Occidental Development Group Inc. On July 17, 2013, the Board also approved the filing with the Secretary of State of Nevada a Certificate of Change that effected a 1:10 reverse split in our outstanding common stock and a reduction of our authorized common stock in the same 1:10 ratio, from 800,000,000 shares to 80,000,000 shares. Both of these corporate actions were permitted to be taken by the Company’s Board of Directors without stockholder approval under Nevada NRS 92A.180 (for the merger with the subsidiary and name change) and NRS 78.207 (for the change in authorized and outstanding stock).

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

Effective September 1, 2013, the Company disposed of its subsidiary MCM Technologies Inc. ("MCM") by sale to a previous related party, Murat Erbatur, the Company's former COO, for $1.00. The transaction was accounted for by rolling up assets and liabilities into a one-time adjustment of ($342,880) to additional paid in capital. Early in the second quarter management completed the acquisition of BallPark. The acquisition of BallPark was done without consideration and did not contribute any assets or result in any liabilities. As a direct result of the Ballpark acquisition and subsequent negotiations for funding, the Company was introduced to and approached by Integrity Aviation and Leasing LLC ("Integrity"), a Texas based company active in the domestic airline industry and specializing in leasing jet aero engines. In preliminary discussions, Integrity disclosed that it had assets in excess of $5 million and long-term lease revenues. On November 22, 2013 the management of Occidental and Integrity executed a binding Letter of Intent outlining terms for the acquisition of Integrity by Occidental. On January 14, 2014 the Company's Board of Directors approved the binding Letter of Intent for the acquisition of Integrity and initiated a due diligence process to, among other things, verify and quantify the assets, liabilities and obligations of Integrity. On January 16, 2014 the Company's Board of Directors approved a consent motion for shareholder approval to increase the Company's authorized common share capital from 80,000,000 shares to 800,000,000 and on the same day received approval from a majority of shareholders.

Effective March 1, 2014, the Company disposed of its remaining Canadian subsidiary by sale to a third party for $1.00. The transaction was accounted for by rolling up assets and liabilities into a one-time adjustment of ($711,990) to additional paid in capital. On March 12, 2014 the Company executed a non binding Memorandum of Understanding with Arrivair LLC ("Arrivair"), an aircraft trading and leasing company based in Florida. Arrivair is active in the sales and leasing of commercial passenger and cargo aircraft and aircraft components to airlines and entrepreneurs worldwide. Under the terms of the MOU the parties agreed to cooperatively pursue the purchase of aircraft and critical aircraft parts for trading, re-sale and leasing.

The timing of this initiative dovetailed to the upswing in the global airline market and industry shift to off balance sheet financing of operations and flight critical capital equipment. After several months of pursuing financing for potential aircraft purchase and lease opportunities the Board of Directors concluded that the

Company needed to significantly strengthen its balance sheet to support activity in this capital intensive sector.

Collateral to the Company's effort to develop activity in the aircraft sector, in September 2014 the Company was introduced to and on October 1, 2014 the Company executed a binding Letter of Intent with Eagle Financial Diamond Group, Inc. ("Eagle") an established Florida company active in the consumer and wholesale diamond trade. The binding Agreement defined the terms under which Occidental would acquire Eagle. In January 2015, the Company was advised by the principal of Eagle that Eagle no longer wished to pursue the buyout. As a result the Board is considering the option to pursue a claim of damages.

On April 27, 2015 the Company executed a binding Letter of Intent with 420 International Corp. ("420"), a California company active in the legal marijuana sector. The Letter of Intent outlines an all share transaction in which Occidental acquires 100 percent of the outstanding shares of 420. Under terms of the Agreement, the principal shareholders of Occidental transfer a portion of their current shareholdings to the seller in exchange for Occidental receiving 100 percent of the outstanding shares of 420. The share transfer is currently underway and Occidental, through 420, is actively engaged in the legal marijuana business.

Results from ongoing operations reported for the years ending May 31, 2014 and 2013 relate to the Company's corporate activities including restructuring, establishing strategic relationships, compliance and reporting. Results from discontinued operations reported for the years ending May 31, 2014 and 2013 relate to sales of home automation and energy efficiency products and services and phase-out and disposal of assets and liabilities associated with these activities.

Foreign currency translation

The Company's former subsidiaries MCM Integrated Technologies, Ltd. and Cardinal Points Trading, Corp. both used the Canadian Dollar as their functional currency. Transactions denominated in currencies other than the entity’s functional currency are translated into the entity’s functional currency at the exchange rate ruling on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are retranslated at the exchange rate ruling on the balance sheet date. Currency translation differences are recognized in the statement of income for the period.

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

During the period June 1, 2013 through March 1, 2014 (the date of disposal of the Company's last Canadian subsidiary), the US dollar to Canadian Dollar exchange rate has varied from a low of 0.8945 on January 31, 2014 to a high of 0.9835 on June 18, 2013. The closing exchange rate was 0.900 and the average exchange rate over the period ended March 01, 2014 was 0.9487 resulting in a foreign currency translation loss ($1,551) for the period ended May 31, 2014.

Comparison of the Years Ended May 31, 2014 and May 31, 2013

During the quarter ended November 30, 2013 the Company disposed of its home automation business and during the quarter ended May 31, 2014 the Company disposed of its remaining Canadian subsidiary. As a result of the dispositions of the Company's Canadian subsidiaries historical revenues and expenses associated with these activities were re-classified to discontinued operations and were reported as such on the Company's Consolidated Statements of Operations and Comprehensive Loss. Accordingly, for the reporting periods ended May 31, 2014 and 2013 the Company reported $0 current and comparative historical revenue, cost of revenue and gross profit associated with continuing operations.

Operating expenses associated with ongoing operations for the year ended May 31, 2014, were 515,676 versus $413,049 for the same period in the prior year. The increase in operating expenses reflects increased consulting and professional fees.

The Company recorded an operating loss from continuing operations of ($515,676) for the year ended May 31, 2014 compared to an operating loss of ($413,049) for the same period in the prior year. This represents a year-on-year 25% increase in operating loss.

Total other expenses for the year ended May 31, 2014 were $96,836 compared to $134,087 for the comparable period in the prior year. The 28% year-on-year decrease reflects the net of decreased amortization expenses associated with beneficial conversion and fee discounts, increased interest expenses and a gain on disposal of assets.

The net loss from continuing operations for the year ended May 31, 2014 was ($612,512) compared to a net loss of ($547,136) for the comparable period in the prior year, a 12% increase in the year-on-year net loss from continuing operations.

During the year ended May 31, 2014 the Company recorded a gain from its discontinued operations of $27,762 compared to a net loss of $73,558 for the comparable period in the prior year.

The consolidated net loss for the year ended May 31, 2014 was ($584,750) compared to ($620,694) for the comparable period in the prior year. A comprehensive loss of ($693,492) was realized due as a result of foreign currency translation and adjustments to paid in capital resulting from disposal activities compared to a gain of $1,372 in the comparable period of the prior year. The resulting comprehensive loss for the period ending May 31, 2014 was ($1,278,242) compared to ($619,322) for the corresponding period in the prior year, an increase of 106%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of May 31, 2014, our principal sources of liquidity included cash and cash equivalents, and loans from related parties. At May 31, 2014, cash and cash equivalents totaled $1,719 compared to $19,342 at May 31, 2013.

Our business continues in transition and our liquidity must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our stage of re-development. The risk factors and other information included in this Annual Report should be carefully considered. However, the risks and uncertainties described in this Annual Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations, financial condition, operating results, and cash flows.

Internal and External Sources of Capital

For the year ending May 31, 2014 the Company realized a loss on operations of ($612,512) and a net loss of ($584,750). As of May 31, 2014 the Company had a working capital deficit of $1,298,482 and limited assets to sell in order to create short or long term liquidity. Therefore, we are dependent on external sources for funding until such time as the Company develops positive net cash flow to maintain liquidity. Until such time as we have positive cash flow on a sustained basis, the dependence on external capital will remain. There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us.

Investing Activities

During the year ending May 31, 2014 the Company disposed of two vehicles.  The Company realized a loss of $640 on one vehicle and a gain of $4,416 on the other vehicle for a net gain of $3,776.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we raised approximately $14.4 million from the sale of common stock and as at May 31, 2014 we have interest bearing and due on demand borrowings of approximately $583 thousand from investors and shareholders.  Funds from these sources were used as working capital to fund the development of the Company.

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

For the fiscal year ended May 31, 2014 the balance sheet value of the Company’s loan and debenture principal, accrued interest and related party accrued liabilities decreases by $770,996.

FUTURE PLAN OF OPERATIONS

Over several quarters the Company actively evaluated and pursued opportunities to expand and shift its business activities. Early in the planning process it became clear that significant restructuring would be required in order for the Company to attract the working capital and investment financing required to support growth.

Through FY 2013 the Company scaled back its project and marketing efforts within the Company’s traditional BC based home automation sector and in FY 2014 disposed of its Canadian assets and liabilities in favor of pursuing opportunities in the US market.

The Company’s board of directors believe that the acquisition of 420 International Corp. will overcome limitations the Company has historically faced raising both funds to support growth and the investment required to achieve market potential. Going forward over the coming 24 months, Occidental plans to focus on the opportunities available in legal marijuana sector, utilize and build on existing relationships and work to substantially increase the Company's revenue.

Cash flow from ongoing activities and the availability of investment from related and third parties are estimated to be sufficient to sustain the Company’s planned activities through to the end of the 2015 fiscal year.

OFF BALANCE-SHEET ARRANGEMENTS

During the year ended May 31, 2014 the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a) of the SEC's Regulation S-K.

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company's outstanding loans and debentures are either at zero interest or at fixed interest over the term of the loan or debenture. Accordingly, the Company has no exposure to market risk for changes in interest rates.

Foreign Currency Exchange Risks

The Company has ceased operations in Canada and has no assets or liabilities in Canadian dollars and limited transactions using the Canadian Dollar as a functional currency.  Each financial period, all assets, and liabilities recorded in Canadian dollars are translated into U.S. Dollars, our reporting currency, using the closing rate method.

There are principally two types of foreign exchange risk: transaction risks and translation risks. Transaction risks may impact the results of operations and translation risks may impact comprehensive income. These are discussed more fully below.

Transaction risks

Transactions in currencies other than the US dollar (the Company's functional currency) are translated at either an average exchange rate used for the reporting period in which the transaction took place (to approximate to the exchange rate at the date of transactions for that period) or in some cases the rate in effect at the date of the transaction.  Differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is settled or translated, are recognized in the consolidated statements of operations as foreign exchange transaction gains and losses. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments. For the year ended May 31, 2014, the Company did not purchase goods valued in US dollars for sale in Canadian dollars and was not subject to transaction risk.

Translation risks

The financial statements recorded in foreign currency are translated into U.S. dollars using the current rate method.  Accordingly, assets and liabilities are translated at period-end exchange rates while revenue, expenses and cash flows are translated at reporting period weighted average exchange rates.  Adjustments resulting from these translations are accumulated and reported as the principal component of other comprehensive loss in stockholders’ equity.

Fluctuation in exchange rates resulted in a year-to-date foreign currency translation loss of ($1,551) on May 31, 2014. For the comparable period in the prior year, the foreign currency translation gain was $1,372.

ITEM 8.

FINANCIAL  STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF OCCIDENTAL DEVELOPMENT GROUP, INC.. AND SUBSIDIARIES

BEVERLY HILLS CALIFORNIA

We have audited the accompanying consolidated balance sheets of Occidental Development Group, Inc. and Subsidiaries as of May 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Occidental Development Group, Inc. and Subsidiaries as of May 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

June 4, 2015

Houston, TX

www.mkacpas.com

OCCIDENTAL DEVELOPMENT GROUP, INC. [formerly Intelligent Living Corp] CONSOLIDATED BALANCE SHEETS
	May 31,	May, 31
	2014	2013

CURRENT ASSETS
Cash and cash equivalents	$1,719	$19,342
Assets Held for Sale	-	11,754
TOTAL CURRENT ASSETS	1,719	31,096

PROPERTY & EQUIPMENT, NET	-	-

TOTAL ASSETS	$1,719	$31,096

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$55,346	53,213
Accrued liabilities	198,291	187,889
Accrued liabilities related party	200,000	138,997
Accrued interest	259,891	322,876
Accrued interest related party	3,794	1,507
Short term notes	23,006	23,006
Short term notes convertible, net	542,221	335,961
Short term loans - related party	17,652	-
Liabilities associated with assets held for sale	-	408,504
TOTAL CURRENT LIABILITIES	1,300,201	1,471,953

LONG-TERM LIABILITIES
Debentures	-	619,753

TOTAL LONG TERM LIABILITIES	-	619,753
TOTAL LIABILITIES	1,300,201	2,091,706

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding	-	-
Common stock, 80,000,000 shares authorized, $0.001 par value;75,886,165 and 4,324,110 issued and outstanding respectively	75,886	4,324
Stock payable	56,000	-
Additional paid in capital	15,806,171	13,893,363
Accumulated deficit	(16,456,844)	(15,872,094)
Accumulated other comprehensive (loss)	(779,695)	(86,203)
TOTAL STOCKHOLDERS' (DEFICIT)	(1,298,482)	(2,060,610)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,719	$31,096

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL DEVELOPMENT GROUP, INC.
[formerly Intelligent Living Corp]
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the 12 month period ended
	May 31	May 31
	2014	2013

REVENUES
Intelligent Home: Equipment & Services	$-	$-
COST OF REVENUES
Intelligent Home: Equipment & Services	-	-
GROSS PROFIT	-	-

EXPENSES
Consulting fees	-	150,000
Compensation	200,000	-
Office & Administrative	315,676	263,049
TOTAL OPERATING EXPENSES	515,676	413,049

(LOSS) FROM OPERATIONS	(515,676)	(413,049)

OTHER INCOME (EXPENSE)
Interest, Beneficial conversion and fee discount expense	(96,836)	(113,909)
Tax foreign filing reserve expense	-	(20,000)
TOTAL OTHER INCOME (EXPENSE)	(96,836)	(133,909)

(LOSS) FROM CONTINUING OPERATIONS	(612,512)	(546,958)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	27,762	(73,736)

CONSOLIDATED NET (LOSS) BEFORE INCOME TAX	(584,750)	(620,694)
Income Tax Expense	-	-
NET (LOSS)	(584,750)	(620,694)
EARNINGS PER SHARE BASIC AND DILUTED
(Loss) income per share from continuing operations	(0.01)	(0.27)
Income (Loss) per share from discontinued operations	0.00	(0.04)
Net (Loss) per share	(0.01)	(0.31)
Weighted average number of common stock shares outstanding, basic and diluted	47,252,025	1,994,768

OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain (loss)	(693,492)	1,372

COMPREHENSIVE (LOSS)	$(1,278,242)	$(619,322)

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL DEVELOPMENT GROUP, INC. [formerly Intelligent Living Corp] CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
	Common Stock
	Number of Shares	Amount	Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
Balance, May 31, 2011	70,909	$71		$13,147,621	$(14,691,501)	$(108,779)	$(1,652,589)

Stock issued for conversion of debt	10,000	10		8,990			9,000
Stock issued for conversion of debt	1,170,100	1,170		349,860			351,030
Net loss for the 12 months ended May 31, 2012					(559,899)		(559,899)
Foreign currency translation gain (loss)						21,204	21,204
Balance, May 31, 2012	1,251,009	$1,251		$13,506,471	$(15,251,400)	$(87,575)	$(1,831,254)

Stock issued for conversion of debt	3,073,101	3,073		236,398	-	-	239,471
Recording Beneficial Conversion Feature	-	-		90,741	-	-	90,741
Recording Contributed Capital	-	-		59,754	-	-	59,754
Net loss for the 12 months ended May 31, 2013					(620,694)		(620,694)
Foreign currency translation gain (loss)						1,372	1,372
Balance May 31, 2013	4,324,110	$4,324		$13,893,363	$(15,872,094)	$(86,203)	$(2,060,610)

Stock issued for conversion of debt and compensation at an average of $0.01 per share	71,562,055	71,562		857,938			929,500
Recording Shares to be Issued			56,000				56,000
Recording Contributed Capital				1,054,870			1,054,870
Net Loss for the 12 months ended May 31, 2014					(584,750)		(584,750)
Foreign Currency Translation (loss)						(693,492)	(693,492)
Balance May 31, 2014	75,886,165	75,886	56,000	15,806,171	(16,456,844)	(799,695)	(1,298,482)

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL DEVELOPMENT GROUP, INC.
[formerly Intelligent Living Corp]
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the 12 month period ended
	May 31,	May 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(584,750)	$(620,694)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization of debt discount	29,739	61,002
Services paid by issuance of common stock	200,000	-
Depreciation / Amortization	-	5,098
Gain on disposal	(3,776)	-
Services paid by issuance of debt	75,000	-
Decrease (increase), net of acquisition, in:
Accounts receivable	(23,256)	6,805
Accounts receivable related party	-	-
Prepaid expenses	-	3,147
Increase (decrease), net of acquisition, in:
Services converted to note payable	-	125,000
Accrued liabilities and interest	67,867	84,498
Accrued liabilities and interest related party	202,296	150,722
Employee advance receivable	-	(70)
Accounts payable	(14,258)	78,936
GST tax refundable	470	(225)
Net cash used in operating activities	(50,668)	(105,781)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(9,645)	-
Proceeds from sale of fixed assets	18,507	-
Net cash provided by investing activities	8,862	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital	-	59,754
Bank Line of Credit	7,824	(3,886)
Proceeds of loans	-	117,500
Repayment of loans	(10,140)	-
Proceeds of loans, related party net	39,636	-
Repayment of loans, related party net	(13,797)	(45,990)
Net cash provided by financing activities	23,523	127,378

Net increase (decrease) in cash	(18,283)	21,597

Effect of foreign exchange on cash	(3,039)	(1,241)

Cash, beginning of period	23,041	2,685

Cash, end of period	$1,719	$23,041

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$8,728	$27,413
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for related party debt and interest	$400,000	$105,421
Accounts payable converted to third party debt	$-	$85,000
Common stock issued for third party debt and interest	$385,500	$134,050
Accrued liabilities converted to related party debt	$169,500	$122,000
Beneficial conversion feature on third party debt	$-	$90,741
Accrued liabilities converted to note payable	$14,026	$-
Disposal of subsidiary	1,054,870	-

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Occidental Development Group, Inc. (“ODG”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998. Occidental Development Group, Inc. (“ODG”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998. The Company provides services and support to the legal marijuana industry through subsidiaries and joint ventures.

Historically, the Company operated in the green building sector offering control and automation technology for single and multi unit new construction and existing buildings. This activity was pursued through its wholly owned Canadian subsidiaries. During the year ended May 31, 2014 the Company discontinued its activities in the green building sector and disposed of all assets liabilities and obligations related to the sector. Future impact on operations is expected to be de minimis as of May 31, 2014.

Results from ongoing operations reported for the years ending May 31, 2014 and 2013 relate to the Company's corporate activities including restructuring, establishing strategic relationships, compliance and reporting. Results from discontinued operations reported for the years ending May 31, 2014 and 2013 relate to sales of home automation and energy efficiency products and services and phase-out and disposal of assets and liabilities associated with these activities.

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

Accounts Receivable

The Company has adopted the policy to record its accounts receivable at net realizable value. Because of the small customer base, direct contact with customers and relatively small number of transactions, the Company has adopted the direct write off method to account for doubtful accounts. The Company estimates bad debt based on management’s ongoing review and assessment of accounts and creation of reserves for the full amount of doubtful accounts.  At May 31, 2014 and 2013, there were accounts receivable allowances of NIL.

Advertising and Marketing Expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company incurred advertising and marketing expenses of $Nil and $826 for the years ending May 31, 2014 and 2013 respectively.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. At May 31, 2014 and 2013, the Company did not have cash equivalents.

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

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

Comprehensive Income

The Company accounts for Comprehensive Income in accordance with ASC Topic 220. ASC Topic 220 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. For the year ending May 31, 2014 the Company reported a comprehensive loss of $693,492 resulting from the conversion of Canadian dollar subsidiaries into US dollars.  For the year ending May 31, 2014 the accumulated comprehensive loss due to the conversion of Canadian dollar subsidiaries into US dollars was $779,695.

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

	For the Year Ended May 31,
(in thousands)	2014	2013
(Loss) from continuing operations	$(612.5)	$(547.1)
Gain (Loss) from discontinued operations	27.7	(73.6)
Net (loss) income	$(584.8)	$(620.7)

Weighted average shares outstanding:
Basic	47,252,025	1,994,768
Effect of dilutive securities:
Stock options and warrants	—	—
Convertible loans	—	—
Basic and diluted	47,252,025	1,994,768

Gain (Loss) per share from continuing operations: basic and diluted	$(0.01)	$(0.27)
Gain (Loss) per share from discontinued operations: basic and diluted	$(0.00)	$(0.04)
Net (loss) income per share: basic and diluted	$(0.01)	$(0.31)

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

The following potential common shares have been excluded from the computation of diluted net income per share for the years ended May 31, 2014 and 2013 because their inclusion would have been antidilutive:

	For the Year Ended May 31, 2014	For the Year Ended May 31, 2013
Outstanding common stock options and warrants	Nil	Nil
Convertible loans	98,630,155	52,520,928

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at May 31, 2014

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

Software Development Costs

Software development costs include direct costs incurred for internally developed products classified under Other Assets. We account for software development costs in accordance with ASC 350-40. All capitalized software costs are amortized on a straight line basis over an estimated useful life and are reviewed for impairment annually. As of May 31, 2014, all software costs were fully amortized.

Foreign Currency Translation

The Company's subsidiaries MCM Integrated Technologies, Ltd. and Cardinal Points Trading, Corp. both used the Canadian Dollar as their functional currency. Transactions denominated in currencies other than the entity’s functional currency are translated into the entity’s functional currency at the exchange rate ruling on the date of

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

the transaction. Monetary assets and liabilities denominated in foreign currencies are retranslated at the exchange rate ruling on the balance sheet date. Currency translation differences are recognized in the statement of income for the period.

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

As shown in the accompanying financial statements, at May 31, 2014 the Company has an accumulated deficit of $16,456,844, and current liabilities in excess of current assets by $1,298,482. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Commencing in September 2013 and continuing through to March 2014 management systematically phased out of all Canadian operations and re-located the Company's offices to Beverly Hills CA. Commencing in Q2 2014 the Company began reporting all home automation activity under the category of discontinued operations. This transition was completed as of May 31, 2014.

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

Inventory

The Company has adopted ASC 330: Inventory at May 31, 2014 was Nil and at May 31, 2013 consisted of a variety of home automation equipment. Inventories are recorded using the specific identification method and valued at the lower of recorded cost or market value. The recorded cost of inventory was $Nil at May 31, 2014, and $53,701 at May 31, 2013. Reserves of $Nil at May 31, 2014 and $51,749 at May 31, 2013 were recorded for home automation inventory.

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

Inventory	May 31 2014	May 31 2013
	Recorded Cost
Home automation equipment	$Nil	$53,701
Total Recorded Cost	$Nil	$53,701
	Reserve
Home automation equipment	$Nil	$51,382
	Net of Reserve
Total Inventory net of reserve	$Nil	$1,939

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

At May 31, 2014, the Company had net deferred tax asset calculated at an expected rate of 34% of approximately $4,257,000 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at May 31, 2014.  The significant components of the deferred tax asset at May 31, 2014 and May 31, 2013 were as follows:

	May 31, 2014	May 31, 2013
Net operating loss carryforward	$13,631,839	$13,076,828
Deferred tax asset - NOL	$4,634,866	$4,446,162
Deferred tax asset valuation allowance	$(4,634,866)	$(4,446,162)
Net deferred tax asset	$-	$-

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

At May 31, 2014, the Company had net operating loss carryforwards of approximately $13,632,000 which expire in the years 2020 through 2032. The change in the allowance account from May 31, 2013 to May 31, 2014 was $188,704.

The components of current income tax expense as of May 31, 2014 and 2013 respectively are as follows:

	As of May 31,
	2014	2013
Current federal tax expense	$-	$-
Current state tax expense	$-	$-
Change in NOL benefits	$188,704	$188,562
Change in valuation allowance	$(188,704)	$(188,562)
Income tax expense	$-	$-

For the period ended May 31, 2014, other than a reserve of $150,000 for potential federal tax penalties associated with late filing of foreign subsidiary disclosures,  the Company did not record any liabilities for uncertain tax positions.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property and equipment for purposes of computing depreciation are three to seven years. The following is a summary of property, equipment, and accumulated depreciation:

Property and Equipment		May 31, 2014	May 31, 2013
Computer hardware and software		$314,903	$811,741
Furniture, fixtures, vehicles, leaseholds		-	342,754
Book value of property and equipment		314,903	1,154,495
Less accumulated depreciation		(314,903)	(1,149,256)
Property and equipment - net	$	Nil	$5,239

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

For the years ended May 31, 2014 and 2013, depreciation expenses were $Nil and $5,098. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 – COMMON STOCK

During the year ended May 31, 2013 the Company issued 3,073,101 shares of common stock for conversion of debt valued at $239,471.

During the year ended May 31, 2014 the Company issued 1,264,762 shares of its unregistered common stock for conversion of $14,900 of third party debt principal at a conversion price per share equal to a discount of 42% from the average of the lowest three closing prices for the Company’s stock during the ten days prior to conversion.

During the year ended May 31, 2014 the Company recognized conversion notices for the conversion of $370,600 of third party note and debenture principal and accrued interest into 23,909,678 shares of its unregistered common stock. As of February 28, 2014 the Company issued  20,296,775 shares and recorded the balance of 3,612,903 shares as stock payable. The conversions were at a conversion price equal to the lowest closing price per share of the Company’s common stock for the 20 days on which the Company's shares traded immediately preceding the date of conversion.

During the year ended May 31, 2014 the Company issued 33,333,334 shares of its unregistered common stock for conversions of $400,000 of related party debt principal. The conversions were at a conversion price equal to the lowest closing price per share of the Company’s common stock for the 20 days on which the Company's shares traded immediately preceding the date of conversion.

During the year ended May 31, 2014 the Company issued 16,666,667 shares of its unregistered common stock in fulfillment of a $200,000 related party stock based compensation agreement at a share price equal to $0.01, fair market value as of August 15, 2013, the effective date of the compensation agreement.

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

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

During the year ended May 31, 2013, the balance sheet liability associated with related party loans, debentures and accrued liabilities decreased by $30,196. Related party loans outstanding as of May 31, 2013 totaled $320,036 are uncollateralized and due on demand. The Company paid the Company’s officers $245,848 of loan principal and $27,413 of interest in cash and accrued related party interest of $722. Total outstanding related party debt [principal plus accrued interest] for the periods ended May 31, 2013 was $321,543.

During the year ended May 31, 2014, the Company converted $150,000 of accrued liabilities and $50,000 of short term debt into a new $200,000 related party debenture. The debenture bears interest at 6% and matures on June 1, 2014. The debenture is convertible into shares of common stock at a conversion price equal to the lowest closing price per share of the Company’s common stock for the 20 days on which the Company's shares traded immediately preceding the date of conversion or at a price of $0.0005 per share whichever is greater. The Company determined that there was no derivative liability or beneficial conversion associated with the new debenture.

During the twelve months ended May 31, 2014 the Company issued a new related party $75,000 convertible note for professional time expenses. The note is non interest bearing and matures on December 31, 2013. The note is convertible into shares of common stock at a conversion price equal to the lowest closing price per share of the Company’s common stock for the 20 days on which the Company's shares traded immediately preceding the date of conversion or at a price of $0.0005 per share whichever is greater. The Company determined that there was no derivative liability or beneficial conversion associated with the new note.

During the twelve months ended May 31, 2014 the Company recorded related party stock based compensation in the amount $200,000 and in full payment issued 16,666,667 shares of restricted common stock of the Company at a share price equal to $0.01, fair market value as of August 15, 2013, the effective date of the compensation agreement. During this same period the Company received conversion notices for $200,000 of related party debentures and $200,000 of related party convertible notes and issued an aggregate of 33,333,334 restricted shares of the Company’s common stock at a conversion price of $0.012 per share.

All stock issued, and notices of conversion were in accordance with the terms of the underlying agreements.

During the twelve months ended May 31, 2014 the Company re-classified $316,750 of related party debt and $14,026 of related party accounts payable to third party.

During the twelve months ended May 31, 2014 the Company disposed of its subsidiary MCM Technologies Inc. ("MCM") by sale to a previous related party, Murat Erbatur, the Company's former COO, for $1.00. The transaction was accounted for by rolling up assets and liabilities into a one-time adjustment of ($342,880) to additional paid in capital.

During the twelve months ended May 31, 2014 the balance sheet liability associated with related party loans, accounts payable, debentures, accrued interest and accrued liabilities decreased by $250,097. The remaining loans totaling $17,652 are uncollateralized and due on demand. The Company paid the Company’s officers $13,797 of loan principal in cash, and accrued related party interest of $3,794. Total outstanding related party debt [principal plus accrued interest] for the period ended May 31, 2014 and May 31, 2013 was respectively $21,446 and $321,543.

The following table summarizes the amounts due to related parties at May 31, 2014:

Related Parties	Principal Outstanding on May 31, 2014	Interest Accrued to May 31, 2014
Short term notes	$17,652	$3,794
Total	$17,652	$3,794

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

The following table summarizes the amounts due to related parties at May 31, 2013:

Related Parties	Principal Outstanding on May 31, 2013	Interest Accrued to May 31, 2013
Short term notes	$320,036	$1,507
Total	$320,036	$1,507

The following table summarizes the position of notes, and amounts due to related parties at May 31, 2014 and May 31, 2013:

Related Parties	Principal Outstanding on May 31, 2014	Interest Accrued to May 31, 2014	Principal Outstanding on May 31, 2013	Interest Accrued to May 31, 2013
Short term notes	$17,652	3,794	320,036	1,507
Total	$17,652	3,794	320,036	1,507

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

For the year ending May 31, 2014 the Company did not have any lease or other long term commitments and management was not aware of any contingencies not already provided for. The Company rents office space on a month-to-month basis. This arrangement is expected to continue for the foreseeable future.

NOTE 7 – THIRD PARTY NOTES AND DEBENTURES PAYABLE

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

May 31, 2014

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

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

Third party short term principal outstanding on May 31, 2013 was $393,576, consisting of note principal $237,876 and debenture principal $155,700. Total third party long term principal outstanding on May 31, 2013 consisted of debenture principal of $619,753. Total outstanding third party principal outstanding on May 31, 2013 was $1,013,329.

During the twelve months ended May 31, 2014 the Company re-classified $316,750 of related party debt and $14,026 of related party accounts payable to third party and retired the obligations through the sale of the operation. During this period the Company paid $8,728 of interest associated with these notes in cash.

During the twelve months ended May 31, 2014 the Company converted $14,900 of Asher debenture principal into 1,264,762 shares of the Company’s common stock. The conversion was within the terms of the underlying agreement. During this period the Company exercised its option to repay in cash the balances due on the First and Second Asher Notes. The Company repaid $2,800 of principal, $1,981 of accrued interest and $3,719 of accelerated interest on the First Asher Note and $32,500 of principal, $1,627 of accrued interest and $17,873 of accelerated interest on the Second Asher Note.

During the twelve months ended May 31, 2014 the Company recognized the conversion of a total of $370,600 of third party debenture principal, debenture accrued interest and note principal into 23,909,678 shares of its unregistered common stock. As of May 31, 2014 the Company issued 20,296,775 shares and recorded the balance of 3,612,903 shares as stock payable. The conversions were at a conversion price equal to the lowest closing price per share of the Company’s common stock for the 20 days on which the Company's shares traded immediately preceding the date of conversion. The conversions were within the terms of the underlying agreements.

Total third party principal outstanding on May 31, 2014 was $565,227, consisting of note principal $23,006 and debenture principal $542,221. For the period ended May 31, 2014 all third party debt was short term.

The following tables summarize the outstanding principal and discounts associated with debentures and notes outstanding at May 31, 2013 and May 31, 2014.

May 31, 2013
Long and Short Term Debentures			Notes			Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	End of Period Balance Sheet Amount
$775,453	$29,711	$745,742	$237,876	$28	$237,848	$983,590

May 31, 2014
Debentures			Notes			Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	End of Period Balance Sheet Amount
$542,221	$Nil	$542,221	$23,006	N/A	$23,006	$565,227

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

The principal and accrued interest on notes and debentures as of May 31, 2013 and May 31, 2014 are summarized in the following tables:

Notes and Debentures	Principal Amount at May 31, 2013	Weighted Average Interest Rate		Accrued Interest May 31, 2013
Third Party Notes	$237,876	Nil	$	Nil
Third Party Debentures	775,453	6.7%		322,876
Total	$1,013,329	5.1%		$322,876
Notes and Debentures	Principal Amount at May 31, 2014	Weighted Average Interest Rate		Accrued Interest May 31, 2014
Third Party Notes	$23,006	N/A	$	Nil
Third Party Debentures	542,221	6.8%		259,891
Total	$565,227	6.5%		$259,891

Principal payments on loans and debentures payable in the years ending May 31, 2015 through 2019 are as follows:

Fiscal Year	Principal
2015	$565,227
2016	-
2017	-
2018	-
2019	-
Total	$565,227

NOTE 8 – DISCONTINUED OPERATIONS

The Company recorded revenues of $49,454 from discontinued operations and a pre-tax net gain of $27,762 for the twelve month period ended May 31, 2014. In the comparable period in the prior year the Company recorded revenue of $33,219 and a pre-tax net loss of ($73,736). The assets and liabilities of MCM and Cardinal Points Trading Corp are segregated in the balance sheet and labeled as held for sale.

NOTE 9 - CHANGES IN PRESENTATION OF COMPARATIVE STATEMENTS

The presentation of certain amounts for previous periods has been reclassified to conform to the presentation adopted for the current period.

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

NOTE 10 - DISPOSAL OF SUBSIDIARY

Effective September 1, 2013, the Company disposed of its subsidiary MCM Technologies Inc. ("MCM") by sale to a previous related party, Murat Erbatur, the Company's former COO, for $1.00. Mr. Erbatur resigned as the Company's COO and Director on June 25, 2013. The transaction was accounted for by rolling up assets and liabilities into a one-time adjustment of ($342,880) to additional paid in capital.

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

Effective March 1, 2014, the Company disposed of its subsidiary Cardinal Points Trading Corp by sale to a third party for $1.00. The transaction was accounted for by rolling up assets and liabilities into a one-time adjustment of ($711,990) to additional paid in capital.

Item	Balance
Cash	$100

Total Assets Available for Sale	$100

Accounts Payable	($16,593)
GST Payable	$78
Loans Payable	($689,986)
Liabilities associated with Assets Available for Sale	($706,510)
Accumulated other Comprehensive Income(Loss)	($5,589)
Additional Paid In Capital	($711,990)

NOTE 11- SUBSEQUENT EVENTS

On October 1, 2014 the Company's Board of Directors approved a Letter of Intent with Eagle Financial Diamond Group, Inc. On April 27, 2015 the Company's Board of Directors approved a Letter of Intent with 420 International Corp.

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB has issued No. 2014-09, Revenues from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles-Goodwill and Other, are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this Update. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact that this ASU will have on its financial statements.

On June 10, 2014, the FASB issued Accounting Standards Update [ASU] 2014-10, entitled Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The guidance in ASU 2014-10 removes all incremental financial reporting requirements from GAAP for development-stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities.

The accounting standards update also removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. ASU 2014-10 is effective for the first annual period beginning after December 15, 2014 the presentation and disclosure requirements in Topic 915 will no longer be required. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has elected early adoption.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management is currently evaluating the impact of the adoption of ASU 2014-14 on our financial statements and disclosures.

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

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of May 31, 2014. The evaluation concluded that there was a material weakness in our internal control over financial reporting as of May 31, 2014. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to the lack of monitoring or review of work performed by our management and lack of segregation of duties.  As of May 31, 2014, in the preparation of audited financial statements, footnotes and financial data, all of our financial reporting was carried out solely by our chief financial and accounting officer and we did not have an audit committee to monitor and review the work performed. The lack of segregation of duties resulted from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. Based on this evaluation the Chief Executive and Principal Financial Officer has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not  effective for the reasons stated below.

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of May 31, 2014 based on the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework.

Based upon its evaluation, our management concluded that there was a material weakness in our internal control over financial reporting as of May 31, 2014. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness related to the lack of monitoring or review of work performed by our management and lack of segregation of duties.  As of May 31, 2014, in the preparation of audited financial statements, footnotes and financial data, all of our financial reporting was carried out solely by our chief financial and accounting officer and we did not have an audit committee to monitor and review the work performed. The lack of segregation of duties resulted from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control.

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

ITEM 9B.

OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of June 4, 2015 are as follows:

NAME	AGE	POSITION
Michael F. Holloran	66	President, CEO and Director
Ian Gilbey	46	Director

MICHAEL F. HOLLORAN, PRESIDENT AND CEO

Michael Holloran was elected a director and accepted the position of President & CEO of ODG in 2000. He brings to ODG a wealth of senior management experience spanning 40 years, including 22 years with the Beak International Group and long-term involvement spearheading strategic corporate expansion into international markets, primarily within Southeast Asia. He has been senior consultant to several international engineering companies including: Simons International Inc., AMEC Inc., and Klohn Crippen Berger. He has served as advisor to several multi-national companies and held advisory board and committee memberships including the University of Guelph School of Engineering and the Canadian Pulp and Paper Association. He holds a Masters Degree in Chemical and Environmental Engineering from McMaster University, a Bachelor of Science (Honors) degree in Applied Mathematics and Physical Chemistry from the University of Waterloo. and a Management Studies diploma from Sheridan College.

IAN GILBEY, DIRECTOR

Mr. Gilbey, age 46, is an accomplished senior financial consultant with a background that includes over 18 years in the financial markets where he has developed extensive industry relationships in the origination and execution of a broad range of strategic transactions including: handling domestic mergers and acquisitions, raising venture capital, public offerings and the raising of capital for publicly traded, sponsor owned and private corporations. Mr. Gilbey started his financial career in May 1994 as an account executive with Sutro, where he became licensed for both Series 7 and Series 63. In July 1995 he joined The Boston Group, where he was involved in raising capital for initial public offerings (IPO's). In 1997 he developed a team for managing multi-million dollar portfolios in equity funds, bonds and IPO's. In 1997 Mr. Gilbey moved his team to Prudential Securities and in September 2002, Mr. Gilbey joined Noble Capital in Florida, where he was responsible for raising investment capital for managed portfolios by developing network television financial infomercials and radio talk show news programming. In May 2003 he joined Tide Water Capital, a market neutral hedge fund, where he was responsible for the trading desk, raising capital and product review. In 2006 Mr. Gilbey established an independent consultant practice assisting companies achieve their corporate goals including: corporate structuring for public markets, establishing share structures for internal ownership and public equity, and general corporate development. He has worked with company boards, CEO's, legal departments, corporate investor relations and corporate marketing teams. Mr. Gilbey graduated from Thomas Bennett Community College, Crawley, England in 1986 and during 1991 attended Santa Monica Community College, Business Program.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We believe that during the fiscal year ended May 31, 2014, Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were satisfied.

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form
Michael F. Holloran, President & CEO and Principal Accounting & Financial Officer	0	0	0
Ian Gilbey, Director	0	0	0
Steven Levenson	0	0	0

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual compensation for services in all capacities to us for the years ended May 31, 2014 and 2013:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards [issued and pending] ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation (s) (i)	Total ($) (j)
M Holloran CEO	2014	$0	$0	$100,000	$0	$0	$0	$0	$150,000
	2013	$0	$0	$150,000	$0	$0	$0	$0	$122,000
I Gilbey Director	2014	$0	$0	$100,000	$0	$0	$0	$0	$125,000
	2013	$0	$0	$125,000	$0	$0	$0	$0	$0

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No options/SARs were granted in the fiscal year ended May 31, 2014.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

No officer or Director hold or exercised any options in the fiscal year ended May 31, 2014.

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

		Amount and Nature of Beneficial Ownership(1)

Title of	Name and Address			% of
Class	of Beneficial Owner	No of Shares Held		Class(1)

Common	Michael F. Holloran	18,171,259	Direct	24%
Stock	c/o 256 S. Robertson Blvd
	Beverly Hills, CA 90211
Common	Ian E. Gilbey	16,666,667	Direct -	22%
Stock	c/o 256 S. Robertson Blvd
	Beverly Hills, CA 90211
Common	Steven H. Levenson	16,666,667	Direct	22%
Stock	c/o 256 S. Robertson Blvd
	Beverly Hills, CA 90211
	All officers and directors
	as a Group (2 persons)	34,837,926		46%

(1)

Beneficial ownership and percentage ownership based on 75,886,165 shares issued and outstanding on June 4, 2015.

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

Except for the transactions described below, none of our directors, senior officers or principal shareholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction, during the fiscal periods ended May 31, 2013 and 2014, or in any proposed transactions, in which such person had or is to have a direct or indirect material interest.

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

During the year ended May 31, 2014 the Company's CEO loaned the Company $91,496, the Company repaid the Company's CEO $7,102 in cash. During the year ended May 31, 2014 the Company consolidated $50,000 of short term loans bearing interest at 6% with $150,000 of accrued liabilities due the Company's CEO into a $200,000 convertible debenture bearing interest at 6% per annum. During the year ended May 31, 2014 the convertible debenture due the Company's CEO was converted to 16,666,667 shares of common stock of the Company at $0.012 per share. The conversions were made in accordance with the underlying debt agreement. During the year ended May 31, 2014 two convertible notes totaling $200,000 payable to Ian Gilbey one of the Company's directors were converted to 16,666,667 shares of common stock of the Company at $0.012 per share. The conversions were made in accordance with the underlying debt agreement. During the year ended May 31, 2014 the Company entered into a performance based compensation agreement with Steven Levenson under which the Company issued 16,666,667 shares of common stock valued at $0.012 per share, fair market value on the date of issuance, the shares to be held in escrow pending satisfaction of the terms of the Agreement.

Director Independence

The Company’s Board of Directors has determined that none of its directors are independent based on the standards for director independence for the NYSE Amex Equities.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)

Audit related fees for audit Year ended May 31, 2014: $25,000

(2)

Audit related fees for audit Year ended May 31, 2013: $25,000

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

1. Report of Independent Registered Public Accounting Firm

2. Consolidated Balance Sheets

3. Consolidated Statements of Operations and Other Comprehensive Loss

4. Consolidated Statements of Cash Flows

5. Condensed Notes to the Consolidated Financial Statements

(b) The following Exhibits are filed by attachment to this Annual Report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION
31(1)	Certification of Michael F. Holloran Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(1)	Certification of Michael F. Holloran Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Filed herewith.

In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filings set forth below:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation	3.1 in Form 10-SB dated Feb 2, 1999
3.11	By-Laws	3.11 in Form 10-SB dated Feb 2, 1999
3.2	Certificate of Amendment	3.2 in Form 10K/A dated August 18, 2010
3.3	Certificate of Merger, filed effective August 19, 2013	3.3 in Form 8-K dated August 21, 2013
3.4	Certificate of Change, filed effective August 19, 2013	3.4 in Form 8-K dated August 21, 2013
4.2	Form of 12% Convertible debenture	4.2 in Form 10-KSB dated Aug 21, 2001
4.3	Form of Stock Purchase Warrant	4.3 in Form 10-KSB dated Aug 21, 2001
4.4	Stock Purchase Agreement, between	4.4 in Form SB-2 dated May 17, 2002
Company and IFG Private Equity LLC
4.5	Commitment Warrant to IFG	4.5 in Form SB-2 dated May 17, 2002
Private Equity LLC
4.6	Registration Rights Agreement, between	4.6 in Form SB-2 dated May 17, 2002
Company and IFG Private Equity LLC
4.7	1998 Directors' & Officers' Stock Option Plan	99.1 in Form S-8 dated Feb 29, 1999
4.8	1999 Stock Option Plan	99.2 in Form S-8 dated Feb 29, 1999
4.9	2001 Stock Option Plan	4.7 in Form S-8 filed November 27, 2001
4.10	2003 Stock Option Plan	4.8 in Form S-8 filed October 25, 2002
4.11	2005 Stock Option Plan	4.8 in Form S-8 filed July 28, 2005
4.12	2006 Stock Option Plan	4.8 in Form S-8 filed April 28, 2006
4.13	2007 Stock Option Plan	4.8 in Form S-8 filed April 13, 2007
10.3	M. Page-Consulting Agreement	10.3 in Form 10-SB dated Feb 2, 1999
10.4	C. Parfitt-Consulting Agreement	10.4 in Form 10-SB dated Feb 2, 1999
10.6	Office lease dated Aug 27, 1998	10.6 in Form 10-SB dated Apr 21, 1999
10.7	Office lease dated Dec 22, 1998	10.7 in Form 10-SB dated Apr 21, 1999
10.8	Wolnosc International-Consulting Agreement	10.8 in Form 10-SB dated Aug 29, 2000
10.9	Office lease dated Jan 1, 2000	10.9 in Form 10-SB dated Aug 29, 2000
10.10	Capital Lease Agreement	10.10 in Form 10-SB dated Aug 29, 2000
10.11	Michael F. Holloran - Consulting Agreement	10.11 in Form 10-KSB dated Aug 21, 2001
10.12	Sublease Agreement of Company's offices dated August 7, 2001	10.12 in Form 10-QSB dated Oct 15, 2001
10.13	Addendum to the Sublease dated August 22, 2001	10.13 in Form 10-QSB dated Oct 15, 2001
10.14	Paul Morford Consulting Agreement	10.14 in Form 10-QSB dated Oct 15,
2001
10.15	8% Secured Convertible Promissory	4.7 in Form 8-K dated January 4,
	Note due December 31, 2006	2005
10.16	Securities Purchase Agreement, dated	10.15 in Form 8-K dated January 13,
	December 7, 2005, by and among the	2006
Company and the holders of the Company’s
6% Convertible Debentures, with the form
of Debenture attached
10.17	Registration Rights Agreement, dated	10.16 in Form 8-K dated January 13, 2006
December 7, 2005, by and among the
Company and the Holders of the 6%
Convertible Debentures
10.18	Walther-Glas Investment Agreement	10.16 Form 10-KSB/A2 dated July 18, 2008
10.19	Agreement and Plan of Reorganization	10.18 in Form 8-K dated Dec 15, 2006
10.20	Consulting Agreement	10.19 in Form 10-Q dated October 21, 2013
10.21	Consulting Agreement	10.20 in Form 10-Q dated October 21, 2013
10.22	Performance Agreement	10.21 in Form 10-Q dated October 21, 2013
10.23	Agreement and Plan of Reorganization	10.22 in Form 10-Q dated October 21, 2013
10.24	Integrity Aviation and Leasing Agreement	10.23 in Form 10-Q dated January 21, 2014
10.25	MCM Agreement	10.24 in Form 10-Q dated January 21, 2014
10.26	Letter of Intent 420 International	10.20 in Form 8-K dated May 5, 2015
21	List of Subsidiaries	21 in Form 10-SB dated Aug 29, 2000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf the undersigned, thereto duly authorized.

Dated:   August 24, 2015

               Occidental Development Group, Inc.

               By:  /s/ Michael F. Holloran

                    ________________________

                    Michael F. Holloran,

                    President, Chief Executive Officer, Principal Financial and Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 24, 2015.

     SIGNATURE                              CAPACITY

________________________________________________________________________

/s/  Michael F. Holloran

President, Chief Executive Officer, Principal Financial and Accounting Officer and Director

_____________________

     Michael F. Holloran

/s/  Ian Gilbey

_____________________

Director

     Ian Gilbey