Form 10-Q
period 2014-08-31
Occidental Development Group, Inc.
filed 2015-10-06
CIK 1073362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended August 31, 2014

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

As of October 2, 2015 the registrant had outstanding 75,886,165 shares of its $0.001 par value Common Stock.

Transitional Small Business Disclosure Format: Yes☐  No ☑

OCCIDENTAL DEVELOPMENT GROUP, INC.

(Formerly Intelligent Living Corp.)

FORM 10Q

For the Quarterly Period August 31, 2014

TABLE OF CONTENTS

Page

PART  I.  FINANCIAL  INFORMATION

3

ITEM 1.     FINANCIAL STATEMENTS

3

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF CONTINUING AND FUTURE PLAN OF OPERATION

14

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

19

ITEM 4T.   CONTROLS AND PROCEDURES

20

PART II. OTHER INFORMATION

21

ITEM 1.     LEGAL PROCEEDINGS

21

ITEM 1A.  RISK FACTORS

21

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

21

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

21

ITEM 4.     MINE SAFETY DISCLOSURES.

21

ITEM 5.     OTHER INFORMATION

21

ITEM 6.     EXHIBITS

21

SIGNATURES

22

PART  I.  FINANCIAL  INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

OCCIDENTAL DEVELOPMENT GROUP, INC. FORMERLY INTELLIGENT LIVING CORP. CONSOLIDATED BALANCE SHEETS
	August 31,	May 31,
	2014	2014

CURRENT ASSETS
Cash and cash equivalents	$1,719	$1,719
TOTAL CURRENT ASSETS	1,719	1,719

PROPERTY AND EQUIPMENT, NET	-	-

OTHER ASSETS
TOTAL OTHER ASSETS	-	-
TOTAL ASSETS	$1,719	$1,719

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$55,496	$55,346
Accrued liabilities	196,041	198,291
Accrued liabilities related party	200,000	200,000
Accrued interest	269,100	259,891
Accrued interest related party	4,094	3,794
Short term notes	23,006	23,006
Short term notes convertible, net	542,221	542,221
Short term loans - related party	19,902	17,652
TOTAL CURRENT LIABILITIES	1,309,860	1,300,201

LONG-TERM LIABILITIES
TOTAL LONG TERM LIABILITIES	-	-
TOTAL LIABILITIES	1,309,860	1,300,201

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding	-	-
Common stock, 800,000,000 shares authorized, $0.001 par value; 75,886,165 and 75,886,165 issued and outstanding respectively	75,886	75,886
Stock payable	56,000	56,000
Additional paid in capital	15,806,171	15,806,171
Accumulated deficit	(16,466,503)	(16,456,844)
Accumulated other comprehensive (loss)	(779,695)	(779,695)
TOTAL STOCKHOLDERS' (DEFICIT)	(1,308,141)	(1,298,482)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,719	$1,719

See accompanying condensed notes to the interim consolidated financial statements

OCCIDENTAL DEVELOPMENT GROUP, INC. FORMERLY INTELLIGENT LIVING CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
	For the 3 month period ended
	August 31	August 31
	2014	2013

REVENUES	$-	$-

COST OF REVENUES	-	-
GROSS PROFIT	-	-

EXPENSES
Compensation	-	200,000
Office & Administrative	150	78,622
TOTAL OPERATING EXPENSES	150	278,622

GAIN (LOSS) FROM OPERATIONS	(150)	(278,622)

OTHER INCOME (EXPENSE)
Beneficial conversion and fee discount expense	-	(16,480)
Interest income	-	-
Interest expense	(9,509)	(35,498)
TOTAL OTHER INCOME (EXPENSE)	(9,509)	(51,978)

(LOSS) FROM CONTINUING OPERATIONS	(9,659)	(330,600)

GAIN FROM DISCONTINUED OPERATIONS	-	29,561

CONSOLIDATED NET (LOSS) BEFORE INCOME TAX	(9,659)	(301,039)
Income Tax Expense	-	-
NET (LOSS)	$(9,659)	$(301,039)
EARNINGS PER SHARE BASIC AND DILUTED
(Loss) income per share from continuing operations	$(0.00)	$(0.07)
Gain (Loss) per share from discontinued operations	-	0.01
Net (Loss) per share	$(0.00)	$(0.07)
Weighted average number of common stock shares outstanding, basic and diluted	75,886,165	4,507,453

OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain (loss)	-	(4,037)

See accompanying condensed notes to the interim consolidated financial statements

OCCIDENTAL DEVELOPMENT GROUP, INC. FORMERLY INTELLIGENT LIVING CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the 3 month period ended
	August 31,	August 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,659)	$(301,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	16,480
Services paid by issuance of common stock	-	200,000
Gain on disposal	-	(3,776)
Services paid dby issuance of debt	-	75,000
Decrease (increase), net of acquisition, in:
Accounts receivable	-	(23,256)
Prepaid expenses	-	5
Increase (decrease), net of acquisition, in:
Accrued liabilities and interest	6,959	6,338
Accrued liabilities and interest related party	300	1,233
Employee advance receivable	-	2
Accounts payable	150	(2,839)
GST tax refundable	-	(235)
Deposits	-	-
Net cash used in operating activities	(2,250)	(32,087)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(9,645)
Proceeds from sale of fixed assets	-	18,507
Net cash used in investing activities	-	8,862

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Line of Credit	-	7,096
Repayment of loans	-	(10,140)
Proceeds of loans, related party	2,250	33,009
Repayment of loans, related party	-	(13,628)
Net cash provided by financing activities	2,250	16,337

Net increase (decrease) in cash	-	(6,888)

Effect of foreign exchange on cash	-	(9,881)

Cash, beginning of period	1,719	23,041
Cash, end of period	$1,719	$6,272

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:		-
Interest	$-	$8,728
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for related party debt and interest	$-	$400,000
Common stock issued for third party debt and interest	$-	$2,900
Accrued liabilities converted to related party debt	$-	$169,500
Note payable converted to accrued liabilities	$-	$14,026

See accompanying condensed notes to the interim consolidated financial statements

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

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

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

(Unaudited)

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

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

(Unaudited)

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

The Company maintains its corporate office in Beverly Hills California. The Company’s year-end is May 31.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended May 31, 2014. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At August 31, 2014, the Company had a working capital deficit of $1,308,141, an accumulated deficit of $16,438,741 and historically has reported negative cash flows from consolidated operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at August 31, 2014

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at May 31, 2014:

Total
Realized
Description	Level 1	Level 2	Level 3	Loss
	$-	$-	$-	$-
Totals	$-	$-	$-	$-

The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

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

In May 2014, the FASB has issued No. 2014-09, Revenues from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles-Goodwill and Other, are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this Update. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact that this ASU will have on its financial statements.

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

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

(Unaudited)

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

During the three month period ended August 31, 2014 the Company did not record any equity based transactions.

NOTE 4 – RELATED PARTIES

The Company had a short-term loan outstanding to corporate officers at May 31, 2014 in the amount of $17,652. It is unsecured, due on demand and bears interest at a rate of 6%. Accrued interest to May 31, 2014 was $3,794.

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

(Unaudited)

During the quarter ended August 31, 2014 the Company's CEO loaned the Company $2,250. During the three months ended August 31, 2014 the balance sheet liability associated with related party loans and accrued liabilities increased by $2,250. The Company accrued related party interest of $300. The remaining loans totaling $19,902 are uncollateralized and due on demand.  Total outstanding related party debt [principal plus accrued interest] for the period ended August 31, 2014 and May 31, 2014 was respectively $23,996 and $21,446.

The following table summarizes the amounts due to related parties at August 31, 2014:

Related Parties	Principal Outstanding on August 31, 2014	Interest Accrued to August 31, 2014
Short term notes	$19,902	$4,094
Total	$19,902	$4,094

The following table summarizes the amounts due to related parties at May 31, 2014:

Related Parties	Principal Outstanding on May 31, 2014	Interest Accrued to May 31, 2014
Short term notes	$17,652	$3,794
Total	$17,652	$3,794

NOTE 5 – THIRD PARTY NOTES AND DEBENTURES PAYABLE

Total third party debt principal outstanding on May 31, 2014 was $565,227, consisting of note principal $23,006 and debenture principal $542,221. For the period ended May 31, 2014 all third party debt was short term. On May 31, 2014 accrued interest associated with third party debt totaled $259,891.

During the three months ended August 31, 2014 the Company accrued $9,209 of third party interest. Third party principal outstanding on August 31, 2014 was $565,227, consisting of note principal $23,006 and debenture principal $542,221. Total third party principal and accrued interest outstanding on August 31, 2014 was $834,327.

The following tables summarize the outstanding principal and discounts associated with debentures and notes outstanding at May 31, 2014 and August 31, 2014.

May 31, 2014
Debentures			Notes			Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	End of Period Balance Sheet Amount
$542,221	$Nil	$542,221	$23,006	N/A	$23,006	$565,227

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

(Unaudited)

August 31, 2014
Debentures			Notes			Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	End of Period Balance Sheet Amount
$542,221	$Nil	$542,221	$23,006	N/A	$23,006	$565,227

The principal and accrued interest on notes and debentures as of May 31, 2014 and August 31, 2014 are summarized in the following tables:

Notes and Debentures	Principal Amount at May 31, 2014	Weighted Average Interest Rate		Accrued Interest May 31, 2014
Third Party Notes	$23,006	Nil	$	Nil
Third Party Debentures	542,221	6.5%		259,891
Total	$565,227	5.8%		$259,891
Notes and Debentures	Principal Amount at Aug 31, 2014	Weighted Average Interest Rate		Accrued Interest Aug 31, 2014
Third Party Notes	$23,006	-		$-
Third Party Debentures	542,221	6.5%		269,100
Total	$565,227	5.8%		$269,100

Principal payments on loans and debentures payable in the years ending May 31, 2014 through 2018 are as follows:

Fiscal Year	Principal
2014	$565,227
2015	-
2016	-
2017	-
2018	-
Total	$565,227

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

The Company maintains its corporate office in Beverly Hills California. The Company’s year-end is May 31.

Transactions with related parties

Our By-Laws include a provision regarding related party transactions which requires that each participant to such transaction identify all direct and indirect interests to be derived as a result of the Company's entering into the related transaction. A majority of the disinterested members of the board of directors must approve any related party transaction.

Except for the transactions described below, none of our directors, senior officers or principal shareholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction, since the beginning of the fiscal year ended May 31, 2014, or in any proposed transactions, in which such person had or is to have a direct or indirect material interest.

During the year ended May 31, 2014 the Company's CEO loaned the Company $91,496, the Company repaid the Company's CEO $7,102 in cash. During the year ended May 31, 2014 the Company consolidated $50,000 of short term loans bearing interest at 6% with $150,000 of accrued liabilities due the Company's CEO into a $200,000 convertible debenture bearing interest at 6% per annum. During the year ended May 31, 2014 the convertible debenture due the Company's CEO was converted to 16,666,667 shares of common stock of the Company at $0.012 per share. The conversion were made in accordance with the underlying debt agreement. During the year ended May 31, 2014 two convertible notes totaling $200,000 payable to Ian Gilbey one of the Company's directors were converted to 16,666,667 shares of common stock of the Company at $0.012 per share.

The conversion were made in accordance with the underlying debt agreement. During the year ended May 31, 2014 the Company entered into a performance based compensation agreement with Steven Levenson under which the Company issued 16,666,667 shares of common stock valued at $0.012 per share, fair market value on the date of issuance, the shares to be held in escrow pending satisfaction of the terms of the Agreement.

During the period ended August 31, 2014 the Company's CEO loaned the Company $2,250. Total outstanding related party debt [principal plus accrued interest] for the period ended August 31, 2014 and May 31, 2014 was respectively $23,696 and $21,446.

RESULTS OF OPERATIONS – For the three months ended August 31, 2014 and 2013

For the three months ended August 31, 2014 and 2013, revenues and gross profit from operations were $Nil.

Operating expenses for the three months ending August 31, 2014 were $150 versus $278,622 for the three months ending August 31, 2013. The year to date operating expense decrease resulted from the reduction in administrative expenses due principally to a one time related party professional time contract for $75,000, and a onetime related party stock compensation expense of $200,000.

The Company recorded an operating loss on  operations of ($150) for the three month period ended August 31, 2014 compared to an operating loss of ($278,622) for the three months ending August 31, 2013.

Total other expenses for the three month period ending August 31, 2014 were ($9,509) compared to ($51,978) for the comparable period in the prior year. The decrease resulted from elimination of a beneficial conversion accretion expense associated with the Company’s third party financings and an decrease in interest expense due principally to the accelerated interest payment associated with retirement of third party debentures.

The net loss from continuing operations for the three month period ending August 31, 2014 was ($9,659) compared to a net loss of ($51,978) in the comparable period in the prior year.

During the year ended May 31, 2014 the Company disposed of its Canadian operations, accordingly, for the three month period ended August 31, 2014 the Company did not record any activity associated with its discontinued Canadian operations. For the comparable period in the prior year the Company recorded a $29,561 gain from its discontinued Canadian operations.

The consolidated net loss for the three months ended August 31, 2014 was ($9,659) compared to ($301,039) for the corresponding period in the prior year. The Company did not record  any other comprehensive loss for the period ended August 31, 2014 and the resulting comprehensive loss the period ending August 31, 2014 was $(9,659) compared to a comprehensive loss of ($305,076) as the result of a foreign currency translation expense of ($4,037) for the corresponding period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of August 31, 2014, our principal sources of liquidity included cash and shareholder and related party loans. At August 31, 2014, cash and cash equivalents totaled $1,719 compared to $1,719 at May 31, 2014.

Our business continues in transition and our liquidity must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our stage of re-development. The Company’s transition to the US legal marijuana sector is occurring at a time when the U.S. economy is undergoing a slow protracted recovery. The growth of the U.S. economy, the legalization of the marijuana sector broadly across the US and the availability of debt and equity financing are and will continue to impact the Company’s ability to generate revenue and liquidity for the foreseeable future.

Risk factors relevant to these events and management decisions include, but are not limited to: the success of the Company’s diversification strategy and initiative, the acceptance of the Company’s services, intense competition, and the consumer economy in general, and cannot be credibly quantified by the Company at this time.

Internal and External Sources of Capital

For the three month period ending August 31, 2014 the Company realized a loss from operations of ($9,659) and a net loss of ($9,659). As of August 31, 2014 the Company had a working capital deficit of $1,308,141 and limited assets to sell in order to create short or long term liquidity. Therefore, we are dependent on external sources for funding until such time as the Company develops positive net cash flow to maintain liquidity. Until such time as we have positive cash flow on a sustained basis, the dependence on external capital will remain. There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we raised approximately $15.8 million from the sale of common stock and as at August 31, 2014 we have borrowings of approximately $0.565 million from investors and shareholders.  Funds from these sources were used as working capital to fund the development of the Company.

In the three month period ended August 31, 2014 the balance sheet value of the Company’s related party loan increased by $2,250. This loan is interest bearing and due on demand.

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

OFF BALANCE-SHEET ARRANGEMENTS

During year ended May 31, 2014, and the three months ended August 31, 2014 the Company did not engage in any off-balance sheet arrangements.

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

Transaction risks

Transactions in currencies other than the US dollar (the Company's functional currency) are translated at either an average exchange rate used for the reporting period in which the transaction took place (to approximate to the exchange rate at the date of transactions for that period) or in some cases the rate in effect at the date of the transaction.  Differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is settled or translated, are recognized in the consolidated statements of operations as foreign exchange transaction gains and losses. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments. For the three month period ended August 31, 2014, the Company did not purchase goods valued in US dollars for sale in Canadian dollars or goods valued in Canadian dollars for sale in US dollars and was not subject to transaction risk.

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

For the period ended August 31, 2014 all of the Company's transactions were in $US hence there was no translation risk. Fluctuation in exchange rates during the three months ended August 31, 2013 resulted in a foreign currency translation loss of ($4,037).

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive, Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of August 31, 2014. Based on that evaluation the Chief Executive, Principal Financial and Accounting Officer has concluded that, as of the end of the period covered by this report, there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the lack of monitoring or review of work performed by our management and lack of segregation of duties.  As of August 31, 2014, in the preparation of audited financial statements, footnotes and financial data, all of our financial reporting was carried out solely by our chief financial and accounting officer and we did not have an audit committee to monitor and review the work performed. The lack of segregation of duties resulted from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. Based on this evaluation the Chief Executive and Principal Financial Officer has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

NO.	DESCRIPTION

31	Certification of Michael Holloran Pursuant to Section 302 of the -Sarbanes-Oxley Act of 2002, filed herewith

32	Certification of Michael F. Holloran Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCCIDENTAL DEVELOPMENT GROUP, INC.

By: /s/ Michael F. Holloran

-------------------------------------

Michael F. Holloran

President, Chief Executive Officer, and

Principal Financial and Accounting Officer

Dated:  October 5, 2015