Form 10-Q/A
period 2014-08-31
Occidental Development Group, Inc.
filed 2015-10-07
CIK 1073362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q/A

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

Explanatory Note

This amendment has been filed to correct accidental typographical errors.

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

21

ITEM 1A.  RISK FACTORS

21

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

21

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

21

ITEM 4.     MINE SAFETY DISCLOSURES.

21

ITEM 5.     OTHER INFORMATION

21

ITEM 6.     EXHIBITS

21

SIGNATURES

22

PART  I.  FINANCIAL  INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

OCCIDENTAL DEVELOPMENT GROUP, INC. FORMERLY INTELLIGENT LIVING CORP. CONSOLIDATED BALANCE SHEETS
	August 31,	May 31,
	2014	2014

CURRENT ASSETS
Cash and cash equivalents	$1,719	$1,719
TOTAL CURRENT ASSETS	1,719	1,719

PROPERTY AND EQUIPMENT, NET	-	-

OTHER ASSETS
TOTAL OTHER ASSETS	-	-
TOTAL ASSETS	$1,719	$1,719

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$55,496	$55,346
Accrued liabilities	196,041	198,291
Accrued liabilities related party	200,000	200,000
Accrued interest	269,100	259,891
Accrued interest related party	4,094	3,794
Short term notes	23,006	23,006
Short term notes convertible, net	542,221	542,221
Short term loans - related party	19,902	17,652
TOTAL CURRENT LIABILITIES	1,309,860	1,300,201

LONG-TERM LIABILITIES
TOTAL LONG TERM LIABILITIES	-	-
TOTAL LIABILITIES	1,309,860	1,300,201

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding	-	-
Common stock, 800,000,000 shares authorized, $0.001 par value; 75,886,165 and 75,886,165 issued and outstanding respectively	75,886	75,886
Stock payable	56,000	56,000
Additional paid in capital	15,806,171	15,806,171
Accumulated deficit	(16,466,503)	(16,456,844)
Accumulated other comprehensive (loss)	(779,695)	(779,695)
TOTAL STOCKHOLDERS' (DEFICIT)	(1,308,141)	(1,298,482)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,719	$1,719

See accompanying condensed notes to the interim consolidated financial statements

OCCIDENTAL DEVELOPMENT GROUP, INC. FORMERLY INTELLIGENT LIVING CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
	For the 3 month period ended
	August 31	August 31
	2014	2013

REVENUES	$-	$-

COST OF REVENUES	-	-
GROSS PROFIT	-	-

EXPENSES
Compensation	-	200,000
Office & Administrative	150	78,622
TOTAL OPERATING EXPENSES	150	278,622

GAIN (LOSS) FROM OPERATIONS	(150)	(278,622)

OTHER INCOME (EXPENSE)
Beneficial conversion and fee discount expense	-	(16,480)
Interest income	-	-
Interest expense	(9,509)	(35,498)
TOTAL OTHER INCOME (EXPENSE)	(9,509)	(51,978)

(LOSS) FROM CONTINUING OPERATIONS	(9,659)	(330,600)

GAIN FROM DISCONTINUED OPERATIONS	-	29,561

CONSOLIDATED NET (LOSS) BEFORE INCOME TAX	(9,659)	(301,039)
Income Tax Expense	-	-
NET (LOSS)	$(9,659)	$(301,039)
EARNINGS PER SHARE BASIC AND DILUTED
(Loss) income per share from continuing operations	$(0.00)	$(0.07)
Gain (Loss) per share from discontinued operations	-	0.01
Net (Loss) per share	$(0.00)	$(0.07)
Weighted average number of common stock shares outstanding, basic and diluted	75,886,165	4,507,453

OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain (loss)	-	(4,037)

COMPREHENSIVE (LOSS)	$(9,659)	$(305,076)

See accompanying condensed notes to the interim consolidated financial statements

OCCIDENTAL DEVELOPMENT GROUP, INC. FORMERLY INTELLIGENT LIVING CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the 3 month period ended
	August 31,	August 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,659)	$(301,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	16,480
Services paid by issuance of common stock	-	200,000
Gain on disposal	-	(3,776)
Services paid dby issuance of debt	-	75,000
Decrease (increase), net of acquisition, in:
Accounts receivable	-	(23,256)
Prepaid expenses	-	5
Increase (decrease), net of acquisition, in:
Accrued liabilities and interest	6,959	6,338
Accrued liabilities and interest related party	300	1,233
Employee advance receivable	-	2
Accounts payable	150	(2,839)
GST tax refundable	-	(235)
Deposits	-	-
Net cash used in operating activities	(2,250)	(32,087)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(9,645)
Proceeds from sale of fixed assets	-	18,507
Net cash used in investing activities	-	8,862

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Line of Credit	-	7,096
Repayment of loans	-	(10,140)
Proceeds of loans, related party	2,250	33,009
Repayment of loans, related party	-	(13,628)
Net cash provided by financing activities	2,250	16,337

Net increase (decrease) in cash	-	(6,888)

Effect of foreign exchange on cash	-	(9,881)

Cash, beginning of period	1,719	23,041
Cash, end of period	$1,719	$6,272

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:		-
Interest	$-	$8,728
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for related party debt and interest	$-	$400,000
Common stock issued for third party debt and interest	$-	$2,900
Accrued liabilities converted to related party debt	$-	$169,500
Note payable converted to accrued liabilities	$-	$14,026

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

Dated:  October 6, 2015