Form 10-Q
period 2014-11-30
Occidental Development Group, Inc.
filed 2015-10-09
CIK 1073362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended November 30, 2014

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

As of October 05, 2015 the registrant had outstanding 75,886,165 shares of its $0.001 par value Common Stock.

Transitional Small Business Disclosure Format: Yes☐  No ☑

OCCIDENTAL DEVELOPMENT GROUP, INC.

(Formerly Intelligent Living Corp.)

FORM 10Q

For the Quarterly Period November 30, 2014

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

23

ITEM 1A.  RISK FACTORS

23

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

23

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

23

ITEM 4.     MINE SAFETY DISCLOSURES.

23

ITEM 5.     OTHER INFORMATION

23

ITEM 6.     EXHIBITS

23

SIGNATURES

24

PART  I.  FINANCIAL  INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

OCCIDENTAL DEVELOPMENT GROUP, INC. FORMERLY INTELLIGENT LIVING CORP. CONSOLIDATED BALANCE SHEETS
	November 30,	May 31,
	2014	2014
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,719	$1,719
TOTAL CURRENT ASSETS	$1,719	$1,719

PROPERTY & EQUIPMENT, NET	-	-

OTHER ASSETS
TOTAL OTHER ASSETS	-	-
TOTAL ASSETS	$1,719	$1,719

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	55,496	55,346
Accrued liabilities	185,816	198,291
Accrued liabilities related party	200,000	200,000
Accrued interest	278,309	259,891
Accrued interest related party	4,481	3,794
Short term notes	23,006	23,006
Short term notes convertible, net	542,221	542,221
Short term loans - related party	30,127	17,652
TOTAL CURRENT LIABILITIES	$1,319,456	$1,300,201

LONG-TERM LIABILITIES
TOTAL LONG TERM LIABILITIES	-	-
TOTAL LIABILITIES	1,319,456	1,300,201

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding	-	-
Common stock, 800,000,000 shares authorized, $0.001 par value; 75,886,165 and 75,886,165 issued and outstanding respectively	75,886	75,886
Stock payable	56,000	56,000
Additional paid in capital	15,806,171	15,806,171
Accumulated deficit	(16,476,099)	(16,456,844)
Accumulated other comprehensive (loss)	(779,695)	(779,695)
TOTAL STOCKHOLDERS' (DEFICIT)	$(1,317,737)	$(1,298,482)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,719	$1,719

See accompanying condensed notes to the interim consolidated financial statements

OCCIDENTAL DEVELOPMENT GROUP, INC. FORMERLY INTELLIGENT LIVING CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
		For the 3 month period ended		For the 6 month period ended
		November 30,		November 30	November 30
		2014	2013	2014	2013

REVENUES		$-	$-	$-	$-
COST OF REVENUES		-	-	-	-
GROSS PROFIT		-	-	-	-

EXPENSES			-
Compensation		-	-	-	200,000
Office & Administrative		-	27	150	78,649
TOTAL OPERATING EXPENSES		-	27	150	278,649
			-
GAIN (LOSS) FROM OPERATIONS		-	(27)	(150)	(278,649)
			-
OTHER INCOME (EXPENSE)
Beneficial conversion and fee discount expense		-	(11,144)	-	(27,624)
Interest expense		(9,596)	(12,491)	(19,105)	(47,989)
TOTAL OTHER INCOME (EXPENSE)		(9,596)	(23,635)	(19,105)	(75,613)

(LOSS) FROM CONTINUING OPERATIONS		(9,596)	(23,662)	(19,255)	(354,262)

Gain (LOSS) FROM DISCONTINUED OPERATIONS		-	(1,120)	-	28,441

CONSOLIDATED NET (LOSS) BEFORE INCOME TAX		(9,596)	(24,782)	(19,255)	(325,821)
Income Tax Expense		$-	-	-	-
NET (LOSS)		(9,596)	$(24,782)	(19,255)	(325,821)
EARNINGS PER SHARE BASIC AND DILUTED
(Loss) income per share from continuing operations		(0.00)	(0.00)	(0.00)	(0.01)
(Loss) per share from discontinued operations		-	(0.00)	-	0.00
Net (Loss) per share		(0.00)	(0.00)	(0.00)	(0.01)
Weighted average number of common stock shares outstanding, basic and diluted		75,866,165	49,455,849	75,886,165	26,981,651

OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain (loss)		-	6,043	-	2,006
	$
COMPREHENSIVE (LOSS)		(9,596)	$(18,739)	$(19,255)	$(323,815)

See accompanying condensed notes to the interim consolidated financial statements

OCCIDENTAL DEVELOPMENT GROUP, INC. FORMERLY INTELLIGENT LIVING CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the 6 month period ended
	November 30,	November 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,255)	$(325,821)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization of debt discount	-	27,624
Services paid by issuance of common stock	-	200,000
Gain on disposal	-	(3,776)
Services paid dby issuance of debt	-	75,000
Decrease (increase), net of acquisition, in:
Accounts receivable	-	(23,256)
Increase (decrease), net of acquisition, in:
Accrued liabilities and interest	5,943	15,964
Accrued liabilities and interest related party	687	1,624
Employee advance receivable	-	-
Accounts payable	150	(2,227)
GST tax refundable	-	(49)
Deposits	-	-
Net cash used in operating activities	(12,475)	(34,917)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(9,645)
Proceeds from sale of fixed assets	-	18,507
Net cash used in investing activities	-	8,862

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Line of Credit	-	7,824
Repayment of loans	-	(10,140)
Proceeds of loans, related party	12,475	36,340
Repayment of loans, related party	-	(13,797)
Net cash provided by financing activities	12,475	20,227

Net increase (decrease) in cash	-	(5,828)

Effect of foreign exchange on cash	-	(15,273)

Cash, beginning of period	1,719	23,041

Cash, end of period	$1,719	$1,940

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$-	$8,728
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for related party debt and interest	$-	$400,000
Common stock issued for third party debt and interest	$-	$2,900
Accrued liabilities converted to related party debt	$-	$169,500
Note payable converted to accrued liabilities	$-	$14,026
Disposal of subsidiary	$-	$447,308

See accompanying condensed notes to the interim consolidated financial statements

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

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

November 30, 2014

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

November 30, 2014

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At November 30, 2014, the Company had a working capital deficit of $1,317,737, an accumulated deficit of $16,476,099 and historically has reported negative cash flows from consolidated operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

November 30, 2014

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at November 30, 2014

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

November 30, 2014

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

November 30, 2014

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

During the six month period ended November 30, 2014 the Company did not record any equity based transactions.

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

(Unaudited)

NOTE 4 – RELATED PARTIES

The Company had a short-term loan outstanding to corporate officers at May 31, 2014 in the amount of $17,652. It is unsecured, due on demand and bears interest at a rate of 6%. Accrued interest to May 31, 2014 was $3,794.

During the six month period ended November 30, 2014 the Company's CEO loaned the Company $12,475 and the Company accrued $687 of related party interest. During the six months ended November 30, 2014 the balance sheet liability associated with related party loans and accrued liabilities increased by $13,162. The remaining loans totaling $30,127 are uncollateralized and due on demand. Total outstanding related party debt [principal plus accrued interest] for the period ended November 30, 2014 and May 31, 2014 was respectively $34,608 and $21,446.

The following table summarizes the amounts due to related parties at November 30, 2014:

Related Parties	Principal Outstanding on November 30, 2014	Interest Accrued to November 30, 2014
Short term notes	$30,127	$4,481
Total	$30,127	$4,481

The following table summarizes the amounts due to related parties at May 31, 2014:

Related Parties	Principal Outstanding on May 31, 2014	Interest Accrued to May 31, 2014
Short term notes	$17,652	$3,794
Total	$17,652	$3,794

NOTE 5 – THIRD PARTY NOTES AND DEBENTURES PAYABLE

Total third party debt principal outstanding on May 31, 2014 was $565,227, consisting of note principal $23,006 and debenture principal $542,221. For the period ended May 31, 2014 all third party debt was short term. On May 31, 2014 accrued interest associated with third party debt totaled $259,891.

During the six months ended November 30, 2014 the Company accrued $18,418 of third party interest. Third party principal outstanding on November 30, 2014 was $565,227, consisting of note principal $23,006 and debenture principal $542,221. Total third party principal and accrued interest outstanding on November 30, 2014 was $843,536.

The following tables summarize the outstanding principal and discounts associated with debentures and notes outstanding at May 31, 2014 and November 30, 2014.

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

(Unaudited)

May 31, 2014
Debentures			Notes			Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	End of Period Balance Sheet Amount
$542,221	$Nil	$542,221	$23,006	N/A	$23,006	$565,227

November 30, 2014
Debentures			Notes			Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	End of Period Balance Sheet Amount
$542,221	$Nil	$542,221	$23,006	N/A	$23,006	$565,227

The principal and accrued interest on notes and debentures as of May 31, 2014 and November 30, 2014 are summarized in the following tables:

Notes and Debentures	Principal Amount at May 31, 2014	Weighted Average Interest Rate		Accrued Interest May 31, 2014
Third Party Notes	$23,006	Nil	$	Nil
Third Party Debentures	542,221	6.5%		259,891
Total	$565,227	5.8%		$259,891

Notes and Debentures	Principal Amount at Nov 30, 2014	Weighted Average Interest Rate	Accrued Interest Nov 30, 2014
Third Party Notes	$23,006	-	$-
Third Party Debentures	542,221	6.5%	278,309
Total	$565,227	5.8%	$278,309

Principal payments on loans and debentures payable in the years ending May 31, 2014 through 2018 are as follows:

Fiscal Year	Principal
2014	$565,227
2015	-
2016	-
2017	-
2018	-
Total	$565,227

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

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

During the quarter ended November 30, 2013 the Company continued to plan for the complete phase out of its activities in the home automation sector and negotiations were initiated for the acquisition of Ball Park Investments LLC ("BallPark"), a Florida real estate development company. The Company's board of directors considered the acquisition of Ballpark a key step in establishing strategic relationships with debt and equity providers.

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

During the period ended November 30, 2014 the Company's CEO loaned the Company $12,475. Total outstanding related party debt [principal plus accrued interest] for the period ended November 30, 2014 and May 31, 2014 was respectively $34,608 and $21,446.

RESULTS OF OPERATIONS – for the six months and three months ended November 30, 2014

For the three months and six months ended November 30, 2013 and 2014, revenues and gross profit from operations were $Nil.

Operating expenses for the six months ending November 30, 2014 were $150 versus $278,649 for the same period in the prior year and $Nil versus $27 for the three month periods ended November 30, 2014 and 2013. The year to date operating expense decrease resulted from the reduction in administrative expenses due principally to a one time related party professional time contract for $75,000, and a onetime related party stock compensation expense of $200,000.

The Company recorded a loss on operations of ($150) for the six month period ended November 30, 2014 compared to a loss of ($278,649) for the six months ending November 30, 2013 and a loss of $Nil versus ($27) for the three month periods ended November 30, 2014 and 2013.

Total other expenses for the six month period ending November 30, 2014 were ($19,105) compared to ($75,613) for the six months ending November 30, 2013 and ($9,596) versus ($23,635) for the three month periods ended November 30, 2014 and 2013. The decreases resulted from elimination of a beneficial conversion accretion expense associated with the Company’s third party financings and an decrease in interest expense due principally to the accelerated interest payment associated with retirement of third party debentures.

The net loss from continuing operations for the six month period ending November 30, 2014 was ($19,255) compared to a net loss of ($354,262) for the six months ending November 30, 2013 and ($9,596) versus ($23,662) for the three month period ended November 30, 2014 and 2013.

During the year ended May 31, 2014 the Company disposed of its Canadian operations accordingly for the six month period ended November 30, 2014 the Company did not record any activity associated with its discontinued Canadian operations. For the six month and three month periods ending November 30, 2013 the Company recorded a $28,441 gain and a ($1,120) loss respectively from discontinued operations.

The consolidated net loss for the six months ended November 30, 2014 was ($19,255) compared to ($325,821) for the corresponding period in the prior year. The Company did not record  any comprehensive gain or loss for six month period ended November 30, 2014 and the resulting comprehensive loss for the six month period ending November 30, 2014 was ($19,255) compared to a gain of 2,006 as a result of foreign currency translation and a comprehensive loss of ($323,815) for the corresponding period in the prior year. The Consolidated net loss for the three months ended November 30, 2014 was ($9,596) compared to ($24,782) for the corresponding six month period in the prior year. The Company did not record  any comprehensive gain or loss for the three month period ended November 30, 2014 and the resulting comprehensive loss the three month period ending November 30, 2014 was ($9,596) compared to a gain of 6,043 as a result of foreign currency translation and a comprehensive loss of ($18,739) for the corresponding three month period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of November 30, 2014, our principal sources of liquidity included cash and shareholder and related party loans. At November 30, 2014, cash and cash equivalents totaled $1,719 compared to $1,719 at May 31, 2014.

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

Internal and External Sources of Capital

For the six month period ending November 30, 2014 the Company realized a loss from operations of ($19,255) and a net loss of ($19,255). As of November 30, 2014 the Company had a working capital deficit of $1,317,737 and limited assets to sell in order to create short or long term liquidity. Therefore, we are dependent on external sources for funding until such time as the Company develops positive net cash flow to maintain liquidity. Until such time as we have positive cash flow on a sustained basis, the dependence on external capital will remain. There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we raised approximately $15.8 million from the sale of common stock and as at November 30, 2014 we have borrowings of approximately $0.565 million from investors and shareholders.  Funds from these sources were used as working capital to fund the development of the Company.

In the six month period ended November 30, 2014 the balance sheet value of the Company’s related party loan increased by $12,475. This loan is interest bearing and due on demand.

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

OFF BALANCE-SHEET ARRANGEMENTS

During year ended May 31, 2014, and the six months ended November 30, 2014 the Company did not engage in any off-balance sheet arrangements.

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

Transaction risks

Transactions in currencies other than the US dollar (the Company's functional currency) are translated at either an average exchange rate used for the reporting period in which the transaction took place (to approximate to the exchange rate at the date of transactions for that period) or in some cases the rate in effect at the date of the transaction.  Differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is settled or translated, are recognized in the consolidated statements of operations as foreign exchange transaction gains and losses. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments. For the three month period ended November 30, 2014, the Company did not purchase goods valued in US dollars for sale in Canadian dollars or goods valued in Canadian dollars for sale in US dollars and was not subject to transaction risk.

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

For the six month period ended November 30, 2014 all of the Company's transactions were in $US hence there was no translation risk. Fluctuation in exchange rates resulted in a year-to-date foreign currency translation gain of $2,006 for the comparable period in the prior year.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive, Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of November 30, 2014. Based on that evaluation the Chief Executive, Principal Financial and Accounting Officer has concluded that, as of the end of the period covered by this report, there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the lack of monitoring or review of work performed by our management and lack of segregation of duties.  As of November 30, 2014, in the preparation of audited financial statements, footnotes and financial data, all of our financial reporting was carried out solely by our chief financial and accounting officer and we did not have an audit committee to monitor and review the work performed. The lack of segregation of duties resulted from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. Based on this evaluation the Chief Executive and Principal Financial Officer has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

NO.	DESCRIPTION
10.25	Letter of Intent Eagle Financial Diamond Group

31	Certification of Michael Holloran Pursuant to Section 302 of the -Sarbanes-Oxley Act of 2002, filed herewith

32	Certification of Michael F. Holloran Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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