Form 10-K
period 2015-05-31
Occidental Development Group, Inc.
filed 2017-08-01
CIK 1073362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

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

Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $607,089.

The number of shares of the Registrant’s Common Stock outstanding as of July 18, 2017: 75,886,165.

Documents incorporated by reference: None.

Table of Contents

PART I

4

ITEM  1.

DESCRIPTION OF BUSINESS

4

ITEM 1A

RISK FACTORS

5

ITEM 1B

UNRESOLVED STAFF COMMENTS

17

ITEM  2.

PROPERTIES

17

ITEM 3.

LEGAL PROCEEDINGS

17

ITEM 4.

MINE SAFETY DISCLOSURES

17

PART II

18

ITEM 5.

MARKET FOR THE REGISTRANT'S COMMON EQUITY RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

18

ITEM 6.

SELECTED FINANCIAL DATA

20

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

20

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

25

ITEM 8.

FINANCIAL  STATEMENTS

27

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURES

46

ITEM 9A(T).

CONTROLS AND PROCEDURES

46

ITEM 9B.

OTHER INFORMATION.

47

PART III

48

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

48

ITEM 11.

EXECUTIVE COMPENSATION

50

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

51

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND

DIRECTOR INDEPENDENCE

51

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

52

PART IV

53

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

53

SIGNATURES

55

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

DESCRIPTION OF BUSINESS

General

Occidental Development Group, Inc. (“ODG”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998. The Company provides physical plant and equipment, supplies, services and general support to the legal marijuana industry. Historically, the Company operated in the green building sector offering control and automation technology for single and multi unit new construction and existing buildings.

Over several quarters the Company evaluated and pursued opportunities to expand its business activities vertically within the green building, home automation and energy conservation sectors and horizontally within the construction and renovation sectors. Early in the evaluation process it became clear that the Company’s financial resources were not sufficient to support available diversification opportunities, that balance sheet and equity restructuring would be required in order to attract equity funding sufficient to grow the business. Management reached this conclusion concurrent with the close of FY 2013.

Beginning in June 2013 the Company commenced restructuring and in June, 2013 Murat Erbatur resigned as director and COO and in June 2013 the Board of Directors appointed Mr. Ian Gilbey director. Mr. Gilbey had previously been a consultant to the Company providing re-structuring and merger acquisition support. In June the Company moved its head office to Beverly Hills California to better focus on the US market. On July 17, 2013, the Board of Directors authorized a merger with the Company’s wholly-owned subsidiary, Occidental Development Group Inc., and in the merger, the name of the company was changed to Occidental Development Group Inc. At the same time the Board also approved the filing with the Secretary of State of Nevada a Certificate of Change that effected a 1:10 reverse split in our outstanding common stock and a reduction of our authorized common stock in the same 1:10 ratio, from 800,000,000 shares to 80,000,000 shares. Both of these corporate actions were permitted to be taken by the Company’s Board of Directors without stockholder approval under Nevada NRS 92A.180 (for the merger with the subsidiary and name change) and NRS 78.207 (for the change in authorized and outstanding stock).

The changes of the Company’s name to Occidental Development Group, Inc. and the 1:10 reverse split, with the concurrent reduction of our authorized common stock in the same ratio and the change in the Company’s trading symbol to OXDG, were approved by FINRA and became effective for trading purposes on August 19, 2013.

During the quarter ended August 31, 2013 the Company continued to plan for the complete phase out of its activities in the home automation sector and negotiations were initiated for the acquisition of Ball Park Investments LLC ("BallPark"). The Company's board of directors considered the acquisition of Ballpark a key step in establishing strategic relationships with debt and equity providers.

Effective September 1, 2013, the Company disposed of its subsidiary MCM Technologies Inc. by sale to a previous related party for $1. The transaction was accounted for by rolling up assets and liabilities into a one-time adjustment of ($342,880) to additional paid in capital. Early in the second quarter management completed the acquisition of BallPark. The acquisition of BallPark did not incur any expense, contribute any assets or result in any liabilities. On January 16, 2014 the Company's Board of Directors approved a consent motion to seek shareholder approval to increase the Company's authorized common share capital from 80,000,000 shares to 800,000,000 and on the same day received approval from a majority of shareholders. As of June 2017, execution of the consent motion to increase the Company’s authorized common share capital remains pending. Effective March 1, 2014, the Company disposed of its remaining Canadian subsidiary by sale to a third party for $1.00. The transaction was accounted for by rolling up assets and liabilities into a one-time adjustment of ($711,990) to additional paid in capital.

On October 1, 2014 the Company executed a binding Letter of Intent with the Eagle Financial  Group (“Eagle”) defining the terms under which Occidental would acquire Eagle. In January 2015, the Company was advised by the principal of Eagle that Eagle no longer wished to pursue the buyout. As a result of the breach of the binding Letter of Intent by Eagle, the Board is considering the option to pursue a claim of damages.

On April 27, 2015 the Company executed a binding Letter of Intent with 420 International Corp. ("420"), a California company active in the legal marijuana sector. The Letter of Intent outlines an all share transaction in which Occidental acquires 100 percent of the outstanding shares of 420. Under terms of the Agreement, the principal shareholders of Occidental transferred a portion of their shareholdings to the seller in exchange for Occidental receiving 100 percent of the outstanding shares of 420. The acquisition of 420 did not incur any expense, contribute any assets or result in any liabilities and did not result in any change to the Company’s total issued and outstanding shares. The share transfer was completed in August 2015.

The Company is actively evaluating opportunities for strategic relationships and alliances, for land acquisition, the provision of professional services, hardware development and hardware and equipment supply, and for industry financing - including evaluating opportunities to make direct term loans or to provide revolving lines of credit to businesses involved in the cultivation and sale of cannabis and related products. Target geographical markets include national on-line and the California, Oregon, Nevada and Washington medicinal and recreational marijuana (THC and CBD) markets.

The Company maintains its corporate office in Beverly Hills California. The Company’s year-end is May 31.

Employees

As of May 31, 2015, we had a staff of two consisting of the Company President and the Company COO.

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

Risks Relating to our Business and Industry

Market and Regulatory Conditions and Risks

Our target markets are those where states have legalized the production, sale and use of cannabis. Most recently, voters in California, Nevada, Maine and Massachusetts approved ballot measures to legalize cannabis for adult recreational use, bringing the total number of states with legalized recreational cannabis use to eight, in addition to the District of Columbia.

As of May 31, 2017, twenty eight U.S. states, the District of Columbia and the territories of Guam and Puerto Rico have legalized the use of cannabis for medical use in some form, including five states in 2016 alone. It may take multiple years for a state to establish regulations and for cannabis businesses to begin generating revenue from operations, so the impact of new states legalizing the medical use of cannabis may begin to be realized in 2018 and 2019.

Continued development of the regulated cannabis industry depends on continued legislative authorization at the state level. Progress, while encouraging, is not assured and any number of factors could slow or halt progress in the cannabis industry.

Cannabis is currently a Schedule I controlled substance under the Controlled Substances Act (“CSA”) and is, therefore, illegal under federal law. Even in those states in which the use of cannabis has been legalized pursuant to state law, its use, possession or cultivation remains a violation of federal law. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the CSA in Colorado with respect to cannabis, persons that are charged with distributing, possessing with intent to distribute or growing cannabis could be subject to fines and/or terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

Notwithstanding the CSA, as of the date of this filing, 28 U.S. states, the District of Columbia and the U.S. territories of Guam and Puerto Rico allow their residents to use medical cannabis. Voters in the states of Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon, Washington and the District of Columbia have approved ballot measures to legalize cannabis for adult recreational use. Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level.

In light of such conflict between federal laws and state laws regarding cannabis, the previous administration under President Obama had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. For example, the prior DOJ Deputy Attorney General of the Obama administration, James M. Cole, issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA (see “—The Cole Memo”). In addition, the Financial Crimes Enforcement Network (“FinCEN”) provided guidelines (the “FinCEN Guidelines”) on February 14, 2014, regarding how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act (“BSA”) obligations (see “—FinCEN”).

Additional existing and pending legislation provides, or seeks to provide, protection to persons acting in violation of federal law but in compliance with state laws regarding cannabis. The Rohrabacher-Farr Amendment to the Commerce, Justice, Science and Related Agencies Appropriations Bill, which funds the DOJ, prohibits the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. The Rohrabacher-Farr Amendment is effective through April 28, 2017, but as an amendment to an appropriations bill, it must be renewed annually. The Compassionate Access Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) has been introduced in the U.S. Senate, which proposes to reclassify cannabis under the CSA to Schedule II, thereby changing the plant from a federally criminalized substance to one that has recognized medical uses. More recently, the Respect State Marijuana Laws Act of 2017 has been introduced in the U.S. House of Representatives, which proposes to exclude persons who produce, possess, distribute, dispense, administer or deliver marijuana in compliance with state laws from the regulatory controls and administrative, civil and criminal penalties of the CSA.

However, as of the date of this filing, neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 has been enacted, the Rohrabacher-Farr Amendment has not yet been renewed beyond April 28, 2017, and the new administration under President Trump has not yet indicated whether it will change the previously stated policy of low-priority enforcement of federal laws related to cannabis set forth in the Cole Memo or the FinCEN Guidelines. The Trump administration could change this policy and decide to strongly enforce the federal laws applicable to cannabis. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not currently harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement policies of the federal government. However, as of the date of this filing, we have provided products and services to state-approved cannabis cultivators and dispensary facilities. As a result of our providing ancillary products and services to state-approved cannabis cultivators and dispensary facilities, we could be deemed to be aiding and abetting illegal activities, a violation of federal law.

Absent any future changes in cannabis-related policies under the Trump administration, we intend to remain within the guidelines outlined in the Cole Memo (see “—The Cole Memo”) and the FinCEN Guidelines (see “—FinCEN”), where applicable; however, we cannot provide assurance that we are in full compliance with the Cole Memo, the FinCEN Guidelines or any applicable federal laws or regulations.

The Cole Memo

Because of the discrepancy between the laws in some states, which permit the distribution and sale of medical and recreational cannabis, from federal law that prohibits any such activities, DOJ Deputy Attorney General James M. Cole issued the Cole Memo concerning cannabis enforcement under the CSA. The Cole Memo guidance applies to all of the DOJ’s federal enforcement activity, including civil enforcement and criminal investigations and prosecutions, concerning cannabis in all states.

The Cole Memo reiterates Congress’s determination that cannabis is a dangerous drug and that the illegal distribution and sale of cannabis is a serious crime that provides a significant source of revenue to large-scale criminal enterprises, gangs, and cartels. The Cole Memo notes that the DOJ is committed to enforcement of the CSA consistent with those determinations. It also notes that the DOJ is committed to using its investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. In furtherance of those objectives, the Cole Memo provides guidance to DOJ attorneys and law enforcement to focus their enforcement resources on persons or organizations whose conduct interferes with any one or more of the following important priorities (the “Enforcement Priorities”) in preventing:

•

the distribution of cannabis to minors;

•

revenue from the sale of cannabis from going to criminal enterprises, gangs, and cartels;

•

the diversion of cannabis from states where it is legal under state law in some form to other states;

•

state-authorized cannabis activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

•

violence and the use of firearms in the cultivation and distribution of cannabis;

•

drugged driving and the exacerbation of other adverse public health consequences associated with cannabis use;

•

the growing of cannabis on public lands and the attendant public safety and environmental dangers posed by cannabis production on public lands; and

•

cannabis possession or use on federal property.

The current administration is reviewing the Cole Memo and it is unclear what further guidance the DOJ may provide concerning cannabis enforcement under the CSA. Until such time as further guidance is provided the Cole Memo remains in effect. We intend to conduct rigorous due diligence to verify the legality of all activities that we engage in and ensure that our activities do not interfere with any of the Enforcement Priorities set forth in the Cole Memo.

FinCEN

FinCEN provided guidance regarding how financial institutions can provide services to cannabis-related businesses consistent with their BSA obligations. For purposes of the FinCEN guidelines, a “financial institution” includes any person doing business in one or more of the following capacities:

*

bank (except bank credit card systems);

*

broker or dealer in securities;

*

money services business;

*

telegraph company;

*

card club; and

*

a person subject to supervision by any state or federal bank supervisory authority.

In general, the decision to open, close, or refuse any particular account or relationship should be made by each financial institution based on a number of factors specific to that institution. These factors may include its particular business objectives, an evaluation of the risks associated with offering a particular product or service, and its capacity to manage those risks effectively. Thorough customer due diligence is a critical aspect of making this assessment.

In assessing the risk of providing services to a cannabis-related business, a financial institution should conduct customer due diligence that includes: (i) verifying with the appropriate state authorities whether the business is duly licensed and registered; (ii) reviewing the license application (and related documentation) submitted by the business for obtaining a state license to operate its cannabis-related business; (iii) requesting from state licensing and enforcement authorities available information about the business and related parties; (iv) developing an understanding of the normal and expected activity for the business, including the types of products to be sold and the type of customers to be served (e.g., medical versus recreational customers); (v) ongoing monitoring of publicly available sources for adverse information about the business and related parties; (vi) ongoing monitoring for suspicious activity, including for any of the red flags described in this guidance; and (vii) refreshing information obtained as part of customer due diligence on a periodic basis and commensurate with the risk. With respect to information regarding state licensure obtained in connection with such customer due diligence, a financial institution may reasonably rely on the accuracy of information provided by state licensing authorities, where states make such information available.

As part of its customer due diligence, a financial institution should consider whether a cannabis-related business implicates one of the Cole Memo Enforcement Priorities or violates state law. This is a particularly important factor for a financial institution to consider when assessing the risk of providing financial services to a cannabis-related business. Considering this factor also enables the financial institution to provide information in BSA reports pertinent to law enforcement’s priorities. A financial institution that decides to provide financial services to a cannabis-related business would be required to file suspicious activity reports.

While we believe we do not qualify as a financial institution in the United States, we cannot be certain that we do not fall under the scope of the FinCEN guidelines. We plan to use the FinCEN Guidelines, as may be amended, as a basis for assessing our relationships with potential tenants, clients and customers. As such, as we engage in financing activities, we intend to adhere to the guidance of FinCEN in conducting and monitoring our financial transactions. Because this area of the law is uncertain but expected to evolve rapidly, we believe that FinCEN’s guidelines will help us best operate in a prudent, reasonable and acceptable manner. There is no assurance, however, that our activities will not violate some aspect of the CSA. If we are found to violate the federal statute or any other in connection with our activities, our company could face serious criminal and civil sanctions.

Moreover, since the use of cannabis is illegal under federal law, we may have difficulty acquiring or maintaining bank accounts and insurance, and our stockholders may find it difficult to deposit their stock with brokerage firms.

Licensing and Local Regulations

Where applicable, we will apply for applicable state and local licenses and permits that are necessary to conduct our business in compliance with local laws.

Local laws at the city, county and municipal level add an additional layer of complexity to legalized cannabis. Despite a state’s adoption of legislation legalizing cannabis, cities, counties and municipalities within the state may have the ability to otherwise restrict cannabis activities, including but not limited to cultivation, retail or consumption.

Zoning sets forth the approved use of land in any given city, county or municipality. Zoning is set by local governments or local voter referendum, and may otherwise be restricted by state laws.  For example, under certain state laws a seller of liquor may not be allowed to operate within 1,000 feet of a school. There may be similar restrictions imposed on cannabis operators, which will restrict where cannabis operations may be located and the manner and size to which they can grow and operate. Zoning can be subject to change or withdrawal, and properties can be re-zoned. The zoning of our properties will have a direct impact on our business operations.

There is no guarantee that we will be successful in obtaining the required state, city and local approvals and licenses required to operate.

We have a limited operating history in an evolving industry, which makes it difficult to accurately assess our future growth prospects.

Although we believe our management team has extensive knowledge of the cannabis industry and closely monitors changes in legislation, we also operate in an evolving industry that may not develop as expected. Furthermore, the company continues to evolve under our business plan as we continually assess new strategic opportunities for our business within our industry. Assessing the future prospects of our business is challenging in light of both known and unknown risks and difficulties we may encounter. Growth prospects in our industry can be affected by a wide variety of factors including:

•

Competition from other similar companies;

•

Regulatory limitations on the products we can offer and markets we can serve;

•

Other changes in the regulation of medical and recreational cannabis use;

•

Changes in underlying consumer behavior, which may affect the business of our customers;

•

Our ability to access adequate financing on reasonable terms and our ability to raise additional capital in order to fund our operations;

•

Challenges with new products, services and markets; and

•

Fluctuations in the credit markets and demand for credit.

We may not be able to successfully address these factors, which could negatively impact our growth, harm our business and cause our operating results to be worse than expected.

Our independent auditor has issued an audit opinion which includes a statement describing our going concern status. Our financial status creates a doubt whether we will continue as a going concern.

As described in Note 2 of our accompanying financial statements, our limited revenues and our lack of any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. The Company had a working capital deficit of ($1,560,135) at May 31, 2015 and a consolidated net loss of $(324,986) for the twelve months then ended. If the Company does not raise a sufficient amount of capital, it may not have the ability to remain in business until such time, if ever, when it becomes profitable.

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

We expect to expend substantial financial and other resources on:

•

personnel, including significant increases to the total compensation we pay our employees as we grow our employee headcount;

•

expenses relating to increased marketing efforts;

•

strategic acquisitions of businesses and real estate; and

•

general administration, including legal, accounting and other compliance expenses related to being a public company.

These expenditures are expected to increase and may adversely affect our ability to achieve and sustain profitability as we grow. Our efforts to grow our business may also be more costly than we expect, and we may not be able to increase our revenues enough to offset our higher operating expenses. We may incur losses in the future for a number of reasons, including the other risks described in this Form 10-K, unforeseen expenses, difficulties, complications and delays and other unknown events. If we are unable to achieve and sustain profitability, the market price of our common stock may significantly decrease.

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

We have not operated profitably, we may not operate profitably in the future, and we may not survive if we cannot overcome the problems, expenses, difficulties, complications and delays frequently encountered by a company in the early stages of shifting its business activities.

Potential investors must consider our business and prospects in light of the risks and difficulties frequently encountered by companies in the early stages of shifting activities to include new areas of business. These risks and difficulties include, but are not limited to, lack of sufficient customer base, revenue, cash flow and working capital for marketing, inventory for re-sale, property and equipment for leasing and professional staff for sub-contracting. We cannot be certain that our business strategy will be successful or that we will successfully address these and other risks. Our failure to address and mitigate these risks could harm our ability to operate profitably.

Cannabis remains illegal under federal law, and any change in the enforcement priorities of the federal government could render our current and planned future operations unprofitable or even prohibit such operations.

We operate in the cannabis industry, which is dependent on state laws and regulations pertaining to such industry; however, under federal law, cannabis remains illegal.

The United States federal government regulates drugs through the CSA, which places controlled substances, including cannabis, on one of five schedules. Cannabis is currently classified as a Schedule I controlled substance, which is viewed as having a high potential for abuse and having no currently accepted medical use in treatment in the United States. No prescriptions may be written for Schedule I substances, and such substances are subject to production quotas imposed by the United States Drug Enforcement Administration (the “DEA”). Because of this, doctors may not prescribe cannabis for medical use under federal law, although they can recommend its use under the First Amendment.

Currently, 28 U.S. states, the District of Columbia and the U.S. territories of Guam and Puerto Rico allow the use of medical cannabis. Voters in the states of Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon and Washington have approved ballot measures to legalize cannabis for adult recreational use. Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level. Because cannabis is a Schedule I controlled substance, however, the development of a legal cannabis industry under the laws of these states is in conflict with the CSA, which makes cannabis use and possession illegal on a national level. The United States Supreme Court has confirmed that the federal government has the right to regulate and criminalize cannabis, including for medical purposes, and that federal law criminalizing the use of cannabis preempts state laws that legalize its use.

In light of such conflict between federal laws and state laws regarding cannabis, the previous administration under President Obama had effectively stated that it was not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. For example, the prior DOJ Deputy Attorney General of the Obama administration, James M. Cole, issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA (see “Business Government and Industry Regulation - The Cole Memo”). In addition, the Financial Crimes Enforcement Network (“FinCEN”) provided guidelines (the “FinCEN Guidelines”) on February 14, 2014, regarding how financial institutions can provide services to cannabis-related businesses consistent with their Bank Secrecy Act (“BSA”) obligations (see “Business Government and Industry Regulation - FinCEN”).

In 2014, the United States House of Representatives passed an amendment (the “Rohrabacher-Farr Amendment”) to the Commerce, Justice, Science, and Related Agencies Appropriations Bill, which funds the United States Department of Justice (the “DOJ”). The Rohrabacher-Farr Amendment prohibits the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. In August 2016, a 9 th Circuit federal appeals court ruled in  United States v. McIntosh  that the Rohrabacher-Farr Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. In March 2015, bipartisan legislation titled the Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) was introduced, proposing to allow states to regulate the medical use of cannabis by changing applicable federal law, including by reclassifying cannabis under the Controlled Substances Act to a Schedule II controlled substance and thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses. More recently, the Respect State Marijuana Laws Act of 2017 has been introduced in the U.S. House of Representatives, which proposes to exclude persons who produce, possess, distribute, dispense, administer or deliver marijuana in compliance with state laws from the regulatory controls and administrative, civil and criminal penalties of the CSA.

Although these developments have been met with a certain amount of optimism in the cannabis industry, neither the CARERS Act nor the Respect State Marijuana Laws Act of 2017 have yet been adopted. In addition, the Rohrabacher-Farr Amendment, being an amendment to an appropriations bill that must be renewed annually, has not been renewed beyond April 28, 2017. Furthermore, the ruling in  United States v. McIntosh  is only applicable in the 9 th  Circuit, which does not include Colorado, the state where we currently primarily operate. The new administration under President Trump has not yet indicated whether it will change the previously stated policy of low-priority enforcement of federal laws related to cannabis set forth in the Cole Memo or FinCEN Guidelines. The Trump administration could change this policy and decide to strongly enforce the federal laws applicable to cannabis.

Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not currently harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement policies of the federal government. However, as of the date of this filing, we are beginning to provided products and services to state-approved cannabis cultivators and dispensary facilities. As a result of our providing ancillary products and services to state-approved cannabis cultivators and dispensary facilities, we could be deemed to be aiding and abetting illegal activities, a violation of federal law.

Additionally, as we are always assessing potential strategic acquisitions of new businesses, we may in the future also pursue opportunities that include growing and distributing medical or recreational cannabis, should we determine that such activities are in the best interest of the Company and our stockholders. Any such pursuit would involve additional risks with respect to the regulation of cannabis.

Any potential growth in the cannabis industry continues to be subject to new and changing state and local laws and regulations.

Continued development of the cannabis industry is dependent upon continued legislative legalization of cannabis at the state level, and a number of factors could slow or halt progress in this area, even where there is public support for legislative action. Any delay or halt in the passing or implementation of legislation legalizing cannabis use, or its sale and distribution, or the re-criminalization or restriction of cannabis at the state level could negatively impact our business. Additionally, changes in applicable state and local laws or regulations could restrict the products and services we offer or impose additional compliance costs on us or our customers and tenants. Violations of applicable laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. We cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be materially adverse to our business.

The cannabis industry faces significant opposition, and any negative trends will adversely affect our business operations.

We are substantially dependent on the continued market acceptance, and the proliferation of consumers, of medical and recreational cannabis. We believe that with further legalization, cannabis will become more accepted, resulting in a growth in consumer demand. However, we cannot predict the future growth rate or future market potential, and any negative outlook on the cannabis industry may adversely affect our business operations.

Large, well-funded business sectors may have strong economic reasons to oppose the development of the cannabis industry. For example, medical cannabis may adversely impact the existing market for the current “cannabis pill” sold by mainstream pharmaceutical companies. Should cannabis displace other drugs or products, the medical cannabis industry could face a material threat from the pharmaceutical industry, which is well-funded and possesses a strong and experienced lobby. Any inroads the pharmaceutical, or any other potentially displaced, industry or sector could make in halting or impeding the cannabis industry could have a detrimental impact on our business.

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

At May 31, 2015 we had a total of $838,957 in debt and accrued interest that is convertible into shares of our common stock at discounts ranging from 0% to 42% of the market price. The conversion of all of this debt could result in significant dilution to our stockholders.

We rely heavily on our management, and the loss of their services could materially and adversely affect our business.

The Company’s business is significantly dependent on the Company’s management team and Board of Directors. The unscheduled loss of these individuals would have a material adverse effect on the Company.

Market events and conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

Notwithstanding various actions by the U.S. and foreign governments, concerns remain about the general condition of the capital markets. Recent quarters have seen strong improvement in the US economy and increased positive consumer sentiment. However the overall situation with small cap funding remains somewhat fragile and could, among other things, make it difficult for us to obtain working capital, or increase our cost of obtaining capital for our operations. Our access to additional capital and project financing may not be available on terms acceptable to us or at all.

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

We face risks associated with strategic acquisitions.

As an important part of our business strategy, we plan to strategically acquire businesses and real property, some of which may be material. These acquisitions may involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our results of operations:

•

The applicable restrictions on cannabis industry and its participants limit the number of available suitable businesses and real properties that we can acquire;

•

Any acquired business or real property could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with our anticipated timetable;

•

We may incur or assume significant debt in connection with our acquisitions;

•

Acquisitions could cause our results of operations to differ from our own or the investment community’s expectations in any given period, or over the long term; and

•

Acquisitions could create demands on our management that we may be unable to effectively address, or for which we may incur additional costs.

Additionally, following any business acquisition, we could experience difficulty in integrating personnel, operations, financial and other systems, and in retaining key employees and customers.

We may record goodwill and other intangible assets on our consolidated balance sheet in connection with our acquisitions. If we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets, which could materially impact our results of operations.

Our potential customers, clients and tenants have difficulty accessing the service of banks, which may make it difficult for them to operate.

On February 14, 2014, the U.S. government issued rules allowing banks to legally provide financial services to state-licensed cannabis businesses. A memorandum issued by the Justice Department to federal prosecutors reiterated guidance previously given, this time to the financial industry that banks can do business with legal marijuana businesses and “may not” be prosecuted. FinCEN issued guidelines to banks noting that it is possible to provide financial services to state-licensed cannabis businesses and still be in compliance with federal anti-money laundering laws. The guidance, however, falls short of the explicit legal authorization that banking industry officials had requested the government provide, and, to date, it is not clear if any banks have relied on the guidance to take on legal cannabis companies as clients. The aforementioned policy can be changed, including in connection with a change in presidential administration, and any policy reversal and or retraction could result in legal cannabis businesses losing access to the banking industry.

Because the use, sale and distribution of cannabis remains illegal under federal law, many banks will not accept deposits from or provide other bank services to businesses involved with cannabis. The inability to open bank accounts with federally regulated banks may make it difficult for our existing and potential customers, clients and tenants to operate and may make it difficult for them to contract with us.

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

Our stockholders may experience significant dilution.

We may have a significant number of warrants and options to purchase our common stock, the exercise of which would be dilutive to stockholders. The exercise prices may be subject to adjustment if we issue or sell shares of our common stock or equity-based instruments at a price per share less than the exercise price then in effect. In such case, both the issuance and the adjustment would be dilutive to stockholders.

We may from time to time finance our future operations or acquisitions through the issuance of equity securities, which securities may also have rights and preferences senior to the rights and preferences of our common stock. We may also grant options to purchase shares of our common stock to our directors, employees and consultants, the exercise of which would also result in dilution to our stockholders.

We may face continuing challenges in complying with the Sarbanes-Oxley Act, and any failure to comply or any adverse result from management’s evaluation of our internal control over financial reporting may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with our Annual Report on Form 10-K. The report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified.

Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that our internal controls and procedures as of May 31, 2015 were not effective to detect the inappropriate application of U.S. GAAP rules. Management realizes there are deficiencies in the design or operation of our internal control that adversely affect our internal controls, and management considers such deficiencies to be material weaknesses. As of the end of our last fiscal year, management had identified the following material weaknesses:

•

we had not performed a risk assessment and mapped our processes to control objectives;

•

we had not implemented comprehensive entity-level internal controls;

•

we had not implemented adequate system and manual controls; and

•

we did not have sufficient segregation of duties.

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we will be able to conclude that our internal control over financial reporting is effective at fiscal year-end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

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

PART II

ITEM 5.

MARKET FOR THE REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently quoted in the OTC Markets Group’s OTCQB Over-the-Counter Bulletin Board market as a "penny stock" under the symbol OXDG. The following sets forth the range of high and low closing share price information for the quarterly periods indicated of our last two fiscal years as reported by the National Quotation Bureau:

	CLOSING PRICE ($/SHARE)
	LOW	HIGH
2016
First Quarter	0.004	0.015
Second Quarter	0.007	0.010
Third Quarter	0.006	0.013
Fourth Quarter	0.007	0.013

2017
First Quarter	0.004	0.011
Second Quarter	0.004	0.008
Third Quarter	0.004	0.009
Fourth Quarter	0.030	0.250

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights as of May 31, 2015.

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

HOLDERS

As of July 17, 2017, the number of holders of record of shares of common stock, excluding the number of beneficial owners, whose securities are held in street name, was approximately 170.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following table sets for the information with respect to all securities of the Company sold in its fiscal years ended May 31, 2012, 2013 and 2014, 2015, 2016, 2017 and subscription amounts of outstanding debentures, without registration of the securities under the Securities Act of 1933. The securities so sold are believed by the Company to be exempt from registration under either Regulation S or Rule 506 under the Securities Act of 1933.

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

RESULTS OF OPERATIONS

Overview

Occidental Development Group, Inc. (“ODG”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998. The Company provides physical plant and equipment, supplies, services and general support to the legal marijuana industry. Historically, the Company operated in the green building sector offering control and automation technology for single and multi unit new construction and existing buildings.

Over several quarters the Company evaluated and pursued opportunities to expand its business activities vertically within the green building, home automation and energy conservation sectors and horizontally within the construction and renovation sectors. Early in the evaluation process it became clear that the Company’s financial resources were not sufficient to support available diversification opportunities, that balance sheet and equity restructuring would be required in order to attract equity funding sufficient to grow the business. Management reached this conclusion concurrent with the close of FY 2013.

Beginning in June 2013 the Company commenced restructuring and in June, 2013 Murat Erbatur resigned as director and COO and in June 2013 the Board of Directors appointed Mr. Ian Gilbey director. Mr. Gilbey had previously been a consultant to the Company providing re-structuring and merger acquisition support. In June the Company moved its head office to Beverly Hills California to better focus on the US market. On July 17, 2013, the Board of Directors authorized a merger with the Company’s wholly-owned subsidiary, Occidental Development Group Inc., and in the merger, the name of the company was changed to Occidental Development Group Inc. At the same time the Board also approved the filing with the Secretary of State of Nevada a Certificate of Change that effected a 1:10 reverse split in our outstanding common stock and a reduction of our authorized common stock in the same 1:10 ratio, from 800,000,000 shares to 80,000,000 shares. Both of these corporate actions were permitted to be taken by the Company’s Board of Directors without stockholder approval under Nevada NRS 92A.180 (for the merger with the subsidiary and name change) and NRS 78.207 (for the change in authorized and outstanding stock).

The changes of the Company’s name to Occidental Development Group, Inc. and the 1:10 reverse split, with the concurrent reduction of our authorized common stock in the same ratio and the change in the Company’s trading symbol to OXDG, were approved by FINRA and became effective for trading purposes on August 19, 2013.

During the quarter ended August 31, 2013 the Company continued to plan for the complete phase out of its activities in the home automation sector and negotiations were initiated for the acquisition of Ball Park Investments LLC ("BallPark"). The Company's board of directors considered the acquisition of Ballpark a key step in establishing strategic relationships with debt and equity providers.

Effective September 1, 2013, the Company disposed of its subsidiary MCM Technologies Inc. by sale to a previous related party for $1. The transaction was accounted for by rolling up assets and liabilities into a one-time adjustment of ($342,880) to additional paid in capital. Early in the second quarter management completed the acquisition of BallPark. The acquisition of BallPark did not incur any expense, contribute any assets or result in any liabilities. On January 16, 2014 the Company's Board of Directors approved a consent motion to seek shareholder approval to increase the Company's authorized common share capital from 80,000,000 shares to 800,000,000 and on the same day received approval from a majority of shareholders. As of June 2017, execution of the consent motion to increase the Company’s authorized common share capital remains pending. Effective March 1, 2014, the Company disposed of its remaining Canadian subsidiary by sale to a third party for $1.00. The transaction was accounted for by rolling up assets and liabilities into a one-time adjustment of ($711,990) to additional paid in capital.

On October 1, 2014 the Company executed a binding Letter of Intent with the Eagle Financial  Group (“Eagle”) defining the terms under which Occidental would acquire Eagle. In January 2015, the Company was advised by the principal of Eagle that Eagle no longer wished to pursue the buyout. As a result of the breach of the binding Letter of Intent by Eagle, the Board is considering the option to pursue a claim of damages.

On April 27, 2015 the Company executed a binding Letter of Intent with 420 International Corp. ("420"), a California company active in the legal marijuana sector. The Letter of Intent outlines an all share transaction in which Occidental acquires 100 percent of the outstanding shares of 420. Under terms of the Agreement, the principal shareholders of Occidental transferred a portion of their shareholdings to the seller in exchange for Occidental receiving 100 percent of the outstanding shares of 420. The acquisition of 420 did not incur any expense, contribute any assets or result in any liabilities and did not result in any change to the Company’s total issued and outstanding shares. The share transfer was completed in August 2015.

The Company is actively evaluating opportunities for land acquisition, professional services, hardware development and hardware and equipment supply in support of the California, Oregon, Nevada and Washington medicinal and recreational marijuana (THC and CBD) markets.

Results from ongoing operations reported for the years ending May 31, 2015 and 2014 relate to the Company's corporate activities including restructuring, establishing strategic relationships, compliance and reporting. Results from discontinued operations reported for the years ending May 31, 2015 and 2014 relate to sales of home automation and energy efficiency products and services and phase-out and disposal of assets and liabilities associated with these activities.

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

During the period June 1, 2013 through March 1, 2014 (the date of disposal of the Company's last Canadian subsidiary), the US dollar to Canadian Dollar exchange rate has varied from a low of 0.8945 on January 31, 2014 to a high of 0.9835 on June 18, 2013. The closing exchange rate was 0.900 and the average exchange rate over the period ended March 1, 2014 was 0.9487 resulting in a foreign currency translation loss ($1,551) for the period ended May 31, 2014. For the period ended May 31, 2015 all transactions were in US dollars and there was nil foreign currency translation gain or loss.

Comparison of the Years Ended May 31, 2015 and May 31, 2014

During the quarter ended November 30, 2013 the Company disposed of its home automation business and during the quarter ended May 31, 2014 the Company disposed of its remaining Canadian subsidiary. As a result of the dispositions of the Company's Canadian subsidiaries historical revenues and expenses associated with these activities were re-classified to discontinued operations and were reported as such on the Company's Consolidated Statements of Operations and Comprehensive Loss. Accordingly, for the reporting periods ended May 31, 2015 and 2014 the Company reported $0 current and comparative historical revenue, cost of revenue and gross profit associated with continuing operations.

Operating expenses associated with ongoing operations for the year ended May 31, 2015, were $286,483 versus $515,676 for the same period in the prior year. The decrease in operating expenses reflects decreased consulting and professional fees.

The Company recorded an operating loss from continuing operations of ($286,483) for the year ended May 31, 2015 compared to an operating loss of ($515,676) for the same period in the prior year. This represents a year-on-year 44% decrease in operating loss.

Total other expenses for the year ended May 31, 2015 were $38,503 compared to $96,836 for the comparable period in the prior year. The 60% year-on-year decrease reflects the net of decreased amortization expenses associated with beneficial conversion and fee discounts and decreased interest expense.

The net loss from continuing operations for the year ended May 31, 2014 was ($324,986) compared to a net loss of ($612,512) for the comparable period in the prior year, a 44% decrease in the year-on-year net loss from continuing operations.

During the year ended May 31, 2015 the Company had no discontinued operations and recorded no activity related to discontinued operations compared to a gain from its discontinued operations of $27,762 for the comparable period in the prior year.

The consolidated net loss for the year ended May 31, 2015 was ($324,986) compared to ($584,750) for the comparable period in the prior year. The Company did not record any Other Comprehensive gain or loss for the current year compared to a comprehensive loss of ($693,492) for the prior year due as a result of foreign currency translation and adjustments to paid in capital resulting from disposal activities. The resulting comprehensive loss for the period ending May 31, 2015 was ($324,986) compared to ($1,278,242) for the corresponding period in the prior year, a decrease of 75%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of May 31, 2015, our principal sources of liquidity included cash and cash equivalents, and loans from related parties. At May 31, 2015, cash and cash equivalents totaled $1,719 compared to $1,719 at May 31, 2014.

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

Internal and External Sources of Capital

For the year ending May 31, 2015 the Company realized a loss on operations of ($286,483) and a net loss of ($324,986). As of May 31, 2015 the Company had a working capital deficit of $1,560,135 and limited assets to sell in order to create short or long term liquidity. Therefore, we are dependent on external sources for funding until such time as the Company develops positive net cash flow to maintain liquidity. Until such time as we have positive cash flow on a sustained basis, the dependence on external capital will remain. There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us.

Investing Activities

For the year ending May 31, 2015 the Company had no investing activity. During the year ending May 31, 2014 the Company disposed of two vehicles.  The Company realized a loss of $640 on one vehicle and a gain of $4,416 on the other vehicle for a net gain of $3,776.

Financing Activities

Since inception, we financed operations through proceeds from the issuance of equity and debt securities and loans from shareholders and others. To date, we raised approximately $14.4 million from the sale of common stock and as at May 31, 2015 we have interest bearing and due on demand borrowings of approximately $603,000 from investors and shareholders.  Funds from these sources were used as working capital to fund the development of the Company.

The Company executed a securities purchase agreement dated January 31, 2002 (the "Purchase Agreement") with an accredited investors under which we agreed to sell to the investor our convertible Debentures due one year from the final Closing Date under the Purchase Agreement in the aggregate principal amount of $35,000 bearing interest at the rate of 12% per annum and convertible into restricted shares of our Common Stock at a conversion price for each share of Common Stock equal to the closing bid price per share (as reported by Bloomberg, LP) of our Common Stock on the date of conversion.

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

The Company executed a securities purchase agreement dated September 4, 2008 (the "Purchase Agreement") with an accredited investors under which we agreed to sell to the investor our convertible Debentures due June 1, 2010  in the aggregate principal amount of $460,000 bearing interest at the rate of 6% per annum and convertible into restricted shares of our Common Stock at a conversion price for each share of Common Stock equal to the lowest closing bid price per share (as reported by Bloomberg, LP) of our Common Stock over the 20 days on which the Company's shares were traded prior to the date of conversion. On May 20, 2011 the debenture holder extended the maturity of the debenture to June 1, 2014.

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

For the fiscal year ended May 31, 2015 the year-on-year balance sheet value of the Company’s loan and debenture principal, accrued interest and related party accrued liabilities increased by $258,528.

FUTURE PLAN OF OPERATIONS

We operate in a rapidly evolving and highly regulated industry that, as has been estimated by some, will exceed $30 billion in U.S. sales by the year 2020.  We have been and will continue to be aggressive in identifying opportunities that we believe will benefit us in the long term.  We plan to leverage our expertise, industry network connections and resources to deliver a comprehensive, integrated solution to companies in the cannabis industry – from operational and compliance consulting to security and marketing to financing needs.

The Company’s board of directors believe that the acquisition of 420 International Corp. will overcome limitations the Company has historically faced raising both funds to support growth and the investment required to achieve market potential. The Company is actively evaluating opportunities for strategic relationships and alliances, for land acquisition, the provision of professional services, hardware development and hardware and equipment supply, and for industry financing - including evaluating opportunities to make direct term loans or to provide revolving lines of credit to businesses involved in the cultivation and sale of cannabis and related products. Target geographical markets include national on-line and the California, Oregon, Nevada and Washington medicinal and recreational marijuana (THC and CBD) markets.

Cash flow from ongoing activities and the availability of investment from related and qualified/accredited third parties are estimated to be sufficient to sustain the Company’s planned activities through to the end of the 2018 fiscal year.

OFF BALANCE-SHEET ARRANGEMENTS

During the year ended May 31, 2015 the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a) of the SEC's Regulation S-K.

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

Transaction risks

Transactions in currencies other than the US dollar (the Company's functional currency) are translated at either an average exchange rate used for the reporting period in which the transaction took place (to approximate to the exchange rate at the date of transactions for that period) or in some cases the rate in effect at the date of the transaction.  Differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is settled or translated, are recognized in the consolidated statements of operations as foreign exchange transaction gains and losses. This exposes us to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments. For the year ended May 31, 2015, the Company did not purchase goods valued in US dollars for sale in Canadian dollars and was not subject to transaction risk.

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

The Company did not record any foreign currency translation activity for the year ended May 31, 2015.

ITEM 8.

FINANCIAL  STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of Occidental Development Group, Inc., and subsidiaries

Beverly Hills, California

We have audited the accompanying consolidated balance sheets of Occidental Development Group, Inc. and Subsidiaries as of May 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Occidental Development Group, Inc. and Subsidiaries as of May 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended May 31, 2015 conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

August 1, 2017

Houston, TX

www.mkacpas.com

OCCIDENTAL DEVELOPMENT GROUP, INC. CONSOLIDATED BALANCE SHEETS
	May 31,	May, 31
	2015	2014

CURRENT ASSETS
Cash and cash equivalents	$1,719	$1,719
TOTAL CURRENT ASSETS	1,719	1,719

TOTAL ASSETS	$1,719	$1,719

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$54,344	55,346
Accrued liabilities	202,418	198,291
Accrued liabilities related party	400,000	200,000
Accrued interest	296,727	259,891
Accrued interest related party	5,461	3,794
Short term notes	23,006	23,006
Short term notes convertible	542,221	542,221
Short term loans - related party	37,677	17,652
TOTAL CURRENT LIABILITIES	1,561,854	1,300,201

TOTAL LIABILITIES	1,561,854	1,300,201

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Preferred stock, 5,000,000 shares authorized, $0.001 par value, 0 issued and outstanding	-	-
Common stock, 800,000,000 shares authorized, $0.001 par value; 75,886,165 and 75,886,165 issued and outstanding respectively	75,886	75,886
Stock payable	56,000	56,000
Additional paid in capital	15,869,504	15,806,171
Accumulated deficit	(16,781,830)	(16,456,844)
Accumulated other comprehensive (loss)	(779,695)	(779,695)
TOTAL STOCKHOLDERS' (DEFICIT)	(1,560,135)	(1,298,482)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,719	$1,719

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL DEVELOPMENT GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended
	May 31	May 31
	2015	2014

REVENUES
Intelligent Home: Equipment & Services	$-	$-
COST OF REVENUES
Intelligent Home: Equipment & Services	-	-
GROSS PROFIT	-	-

EXPENSES
Office & Administrative	286,483	515,676
TOTAL OPERATING EXPENSES	286,483	515,676

(LOSS) FROM OPERATIONS	(286,483)	(515,676)

OTHER INCOME (EXPENSE)
Interest expense	(38,503)	(96,836)
TOTAL OTHER INCOME (EXPENSE)	(38,503)	(96,836)

(LOSS) FROM CONTINUING OPERATIONS	(324,986)	(612,512)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	27,762

CONSOLIDATED NET (LOSS) BEFORE INCOME TAX	(324,986)	(584,750)
Income Tax Expense	-	-
NET (LOSS)	(324,986)	(584,750)
EARNINGS PER SHARE BASIC AND DILUTED
(Loss) income per share from continuing operations	$ (0.00)	$ (0.01)
Income (Loss) per share from discontinued operations	$ (0.00)	$ 0.00
Net (Loss) per share	$ (0.00)	$ (0.01)
Weighted average number of common stock shares outstanding, basic and diluted	64,926,465	47,252,025

OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain (loss)	-	(693,492)

COMPREHENSIVE (LOSS)	$(324,986)	$(1,278,242)

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL DEVELOPMENT GROUP, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
	Common Stock
	Number of Shares	Amount	Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
Balance May 31, 2013	4,324,110	$4,324		$13,893,363	$(15,872,094)	$(86,203)	$(2,060,610)

Stock issued for conversion of debt and compensation at an average of $0.01 per share	71,562,055	71,562		857,938			929,500
Shares Payable			56,000				56,000
Contributed Capital				1,054,870			1,054,870
Net Loss					(584,750)		(584,750)
Foreign Currency Translation (loss)						(693,492)	(693,492)
Balance May 31, 2014	75,886,165	75,886	56,000	15,806,171	(16,456,844)	(799,695)	(1,298,482)
Stock rescission	(16,666,667)	(16,667)		16,667			-
Share based compensation	16,666,667	16,667		46,666			63,333
Net Loss					(324,986)		(324,986)
Balance May 31, 2015	75,886,165	75,886	56,000	15,869,504	(16,781,830)	(799,695)	(1,560,135)

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL DEVELOPMENT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	May 31,	May 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(324,986)	$(584,750)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization of debt discount	-	29,739
Services paid by issuance of common stock	-	200,000
Share based compensation	63,333	-
Gain on disposal	-	(3,776)
Services paid by issuance of debt	-	75,000
Decrease (increase), net of acquisition, in:
Accounts receivable	-	(23,256)
Increase (decrease), net of acquisition, in:
Accrued liabilities and interest	40,963	67,867
Accrued liabilities and interest related party	201,667	202,296
Accounts payable	(1,002)	(14,258)
GST tax refundable	-	470
Net cash used in operating activities	(20,025)	(50,668)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(9,645)
Proceeds from sale of fixed assets	-	18,507
Net cash provided by investing activities	-	8,862
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Line of Credit	-	7,824
Repayment of loans	-	(10,140)
Proceeds of loans, related party net	20,025	39,636
Repayment of loans, related party net	-	(13,797)
Net cash provided by financing activities	20,025	23,523

Net increase (decrease) in cash	-	(18,283)

Effect of foreign exchange on cash	-	(3,039)

Cash, beginning of period	1,719	23,041

Cash, end of period	$1,719	$1,719

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$-	$8,728
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for related party debt and interest	$-	$400,000
Common stock issued for third party debt and interest	$-	$385,500
Accrued liabilities converted to related party debt	$-	$169,500
Accrued liabilities converted to note payable	$-	$14,026
Share rescission	$16,667	$-
Disposal of subsidiary	$-	$1,054,870

The accompanying notes are an integral part of these consolidated financial statements.

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Occidental Development Group, Inc. (“ODG”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998. Occidental Development Group, Inc. (“ODG”, the “Company”, “we”, “us”) was incorporated in the State of Nevada in 1998. The Company is actively evaluating opportunities for strategic relationships and alliances, for land acquisition, the provision of professional services, hardware development and hardware and equipment supply, and for industry financing - including evaluating opportunities to make direct term loans or to provide revolving lines of credit to businesses involved in the cultivation and sale of cannabis and related products. Target geographical markets include national on-line and the California, Oregon, Nevada and Washington medicinal and recreational marijuana (THC and CBD) markets.

Historically, the Company operated in the green building sector offering control and automation technology for single and multi unit new construction and existing buildings. This activity was pursued through its wholly owned Canadian subsidiaries. During the year ended May 31, 2014 the Company discontinued its activities in the green building sector and disposed of all assets liabilities and obligations related to the sector. Future impact on operations was de minimis as of May 31, 2014.

Results from ongoing operations reported for the years ending May 31, 2015 and 2014 relate to the Company's corporate activities including restructuring, establishing strategic relationships, compliance and reporting. Results from discontinued operations reported for the years ending May 31, 2014 relate to sales of home automation and energy efficiency products and services and phase-out and disposal of assets and liabilities associated with these activities.

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

Accounts Receivable

The Company has adopted the policy to record its accounts receivable at net realizable value. Because of the small customer base, direct contact with customers and relatively small number of transactions, the Company has adopted the direct write off method to account for doubtful accounts. The Company estimates bad debt based on management’s ongoing review and assessment of accounts and creation of reserves for the full amount of doubtful accounts.  At May 31, 2015 and 2014, there were accounts receivable allowances of NIL.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. At May 31, 2015 and 2014, the Company did not have cash equivalents.

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

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

Comprehensive Income

The Company accounts for Comprehensive Income in accordance with ASC Topic 220. ASC Topic 220 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. For the year ending May 31, 2014 the Company reported a comprehensive loss of $693,492 resulting from the conversion of Canadian dollar subsidiaries into US dollars.  For the year ending May 31, 2015 the Company did not record a comprehensive gain or loss.

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

	For the Year Ended May 31,
(in thousands)	2015	2014
(Loss) from continuing operations	$(325.0)	$(612.5)
Gain (Loss) from discontinued operations	-	27.7
Net (loss) income	$(325.0)	$(584.8)

Weighted average shares outstanding:
Basic	64,926,465	47,252,025
Effect of dilutive securities:
Stock options and warrants	—	—
Convertible loans	—	—
Basic and diluted	64,926,465	1,994,768

Gain (Loss) per share from continuing operations: basic and diluted	$(0.00)	$(0.01)
Gain (Loss) per share from discontinued operations: basic and diluted	$(0.00)	$0.00
Net (loss) income per share: basic and diluted	$(0.00)	$(0.01)

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

The following potential common shares have been excluded from the computation of diluted net income per share for the years ended May 31, 2015 and 2014 because their inclusion would have been antidilutive:

	For the Year Ended May 31, 2015	For the Year Ended May 31, 2014
Outstanding common stock options and warrants	-	-
Convertible loans	68,705,703	98,630,155

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

The following table represents our assets and liabilities by level measured at fair value on a recurring basis at May 31, 2015

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

Software Development Costs

Software development costs include direct costs incurred for internally developed products classified under Other Assets. We account for software development costs in accordance with ASC 350-40. All capitalized software costs are amortized on a straight line basis over an estimated useful life and are reviewed for impairment annually. As of May 31, 2015, all software costs were fully amortized.

Foreign Currency Translation

The Company's former subsidiaries MCM Integrated Technologies, Ltd. and Cardinal Points Trading, Corp. both used the Canadian Dollar as their functional currency. Transactions denominated in currencies other than the entity’s functional currency are translated into the entity’s functional currency at the exchange rate ruling

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

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

As shown in the accompanying financial statements, at May 31, 2015 the Company has an accumulated deficit of $16,781,830, and current liabilities in excess of current assets by $1,561,854. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

May 31, 2015

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

At May 31, 2015, the Company had net deferred tax asset calculated at an expected rate of 34% of approximately $4,724,000 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at May 31, 2015.  The significant components of the deferred tax asset at May 31, 2015 and May 31, 2014 were as follows:

	May 31, 2015	May 31, 2014
Net operating loss carryforward	$13,893,492	$13,631,839
Deferred tax asset - NOL	$4,723,787	$4,634,866
Deferred tax asset valuation allowance	$(4,723,787)	$(4,634,866)
Net deferred tax asset	$-	$-

At May 31, 2015, the Company had net operating loss carryforwards of approximately $13,893,000 which expire in the years 2020 through 2033. The change in the allowance account from May 31, 2014 to May 31, 2015 was $88,921.

The components of current income tax expense as of May 31, 2015 and 2014 respectively are as follows:

	As of May 31,
	2015	2014
Current federal tax expense	$-	$-
Current state tax expense	$-	$-
Change in NOL benefits	$88,921	$188,704
Change in valuation allowance	$(88,921)	$(188,704)
Income tax expense	$-	$-

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

For the period ended May 31, 2015, other than a reserve of $150,000 for potential federal tax penalties associated with late filing of foreign subsidiary disclosures,  the Company did not record any liabilities for uncertain tax positions.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property and equipment for purposes of computing depreciation are three to seven years. The following is a summary of property, equipment, and accumulated depreciation:

Property and Equipment		May 31, 2015		May 31, 2014
Computer hardware and software		$314,903		$314,903
Furniture, fixtures, vehicles, leaseholds		-		-
Book value of property and equipment		314,903		314,903
Less accumulated depreciation		(314,903)		(314,903)
Property and equipment - net	$	Nil	$	Nil

For the years ended May 31, 2015 and 2014, depreciation expenses were $Nil. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 – COMMON STOCK

During the year ended May 31, 2014 the Company issued 1,264,762 shares of its unregistered common stock for conversion of $14,900 of third party debt principal at a conversion price per share equal to a discount of 42% from the average of the lowest three closing prices for the Company’s stock during the ten days prior to conversion.

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

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

On August 31, 2014, the Company rescinded 16,666,667 shares of its unregistered common stock issued during the year ended May 31, 2014 due to non-performance of the terms of the underlying agreement.  These shares were cancelled at the par value of $16,667 in accordance with ASC 718 as no additional consideration was given as replacement for the cancelled shares with the offset to additional paid in capital resulting in no change in equity during the year ended May 31, 2015.

On April 28, 2015, the Company granted and issued 16,666,667 shares of its unregistered common stock at a share price equal to $0.0038, fair market value as of April 28, 2015, the effective date of the underlying agreement, totaling $63,333 as consideration for the letter of intent dated April 27,2015 with Company 420.

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

During the twelve months ended May 31, 2014, the Company issued a new related party $75,000 convertible note for professional time expenses. The note is non interest bearing and matures on December 31, 2013. The note is convertible into shares of common stock at a conversion price equal to the lowest closing price per share of the Company’s common stock for the 20 days on which the Company's shares traded immediately preceding the date of conversion or at a price of $0.0005 per share whichever is greater. The Company determined that there was no derivative liability or beneficial conversion associated with the new note.

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

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

All stock issued, and notices of conversion were in accordance with the terms of the underlying agreements.

During the twelve months ended May 31, 2014, the Company re-classified $316,750 of related party debt and $14,026 of related party accounts payable to third party.

During the twelve months ended May 31, 2014, the Company disposed of its subsidiary MCM Technologies Inc. ("MCM") by sale to a previous related party, Murat Erbatur, the Company's former COO, for $1.00. The transaction was accounted for by rolling up assets and liabilities into a one-time adjustment of ($342,880) to additional paid in capital.

During the twelve months ended May 31, 2014 the balance sheet liability associated with related party loans, accounts payable, debentures, accrued interest and accrued liabilities decreased by $250,097. The remaining loans totaling $17,652 were uncollateralized and due on demand. The Company paid the Company’s officers $13,797 of loan principal in cash, and accrued related party interest of $3,794.

During the12 month period ended May 31, 2015 the Company's CEO loaned the Company $20,025 and the Company accrued $1,667 of related party interest. During the 12 months ended May 31, 2015 the balance sheet liability associated with related party loans and accrued liabilities increased by $21,692. The remaining loan totaling $37,677 is uncollateralized and due on demand. Total outstanding related party debt [principal plus accrued interest] for the period ended May 31, 2015 and May 31, 2014 was respectively $43,138 and $21,446.

The following table summarizes the amounts due to related parties at May 31, 2015:

Related Parties	Principal Outstanding on May 31, 2015	Interest Accrued to May 31, 2015
Short term notes	$37,677	$5,461
Total	$37,677	$5,461

The following table summarizes the amounts due to related parties at May 31, 2014:

Related Parties	Principal Outstanding on May 31, 2014	Interest Accrued to May 31, 2014
Short term notes	$17,652	$3,794
Total	$17,652	$3,794

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

For the year ending May 31, 2015 the Company did not have any lease or other long term commitments and management was not aware of any contingencies not already provided for. The Company rents office space on a month-to-month basis. This arrangement is expected to continue for the foreseeable future.

NOTE 7 – THIRD PARTY NOTES AND DEBENTURES PAYABLE

During the 12 months ended May 31, 2013 the Company negotiated a series of three 8% convertible debentures with Asher Enterprises, Inc.

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

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

The Company evaluated the First Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Floor Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.03, below the market price on September 6, 2012 of $0.038, resulted in a discount of $42,500 of which $42,294 was amortized during the 12 months ended May 31, 2013. The balance of $206 was amortized during the 12 months ended May 31, 2014.

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

The Company evaluated the Second Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Floor Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.007 below the market price on December 5, 2012 of $0.020 resulted in a discount of $16,226 of which $10,406 was amortized during the 12 months ended May 31, 2013. The balance of $5,820 was amortized during the 12 months ended May 31, 2014.

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

The Company evaluated the Third Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Floor Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.004, below the market price on September 6, 2012 of $0.007, resulted in a discount of $27,765 of which $4,080 was amortized during the 12 months ended May 31, 2013. The balance of $23,685 was amortized during the 12 months ended May 31, 2014.

Pursuant to the terms of the Asher debentures, and by agreement with Asher, the Company has instructed its stock transfer agent to reserve an agreed upon number of shares of the Company’s common stock to be issued if the debenture is converted. As of May 31, 2015, 3,000,000 shares have been reserved, but are not considered as issued and outstanding.

During the year ended May 31, 2013, the Company converted third party accounts payable of $85,000 and $125,000 to short term non-interest bearing convertible notes due June 2013 and December 31, 2013 respectively. The principal is convertible into shares of common stock at a conversion price equal to the lowest closing price per share of the Company’s common stock for the 20 days on which the Company's shares traded

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

immediately preceding the date of conversion or at a price of $0.0005 per share whichever is greater.  The Company evaluated the convertible notes and determined that the shares issuable pursuant to the conversion options were determinate due to the Fixed Floor Conversion Price and, as such, do not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount associated with the $85,000 note, resulting from the conversion price of $0.001 below the market price on December 31, 2012 of $0.021, resulted in a discount of $4,250 of which $4,222 was amortized during the 5 months ended May 31, 2013. The balance of $28 was amortized during the 12 months ended May 31, 2014. The $125,000 note was evaluated and it was determined that there was no associated beneficial conversion feature discount.

All third party notes and debentures were fully discounted as at May 31, 2014.

All outstanding notes and debentures were evaluated for embedded derivatives in accordance with ASC 815 and were found to not include any embedded derivatives.

During the twelve months ended May 31, 2014 the Company re-classified $316,750 of related party debt and $14,026 of related party accounts payable to third party and retired the obligations through the sale of the associated subsidiary. During this 12 month period the Company paid $8,728 of interest associated with these notes in cash.

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

During the twelve months ended May 31, 2015 the Company accrued $36,836 of third party interest. Third party principal outstanding on May 31, 2015 was $565,227, consisting of note principal $23,006 and debenture principal $542,221. Total third party principal and accrued interest outstanding on May 31, 2015 was $861,954.

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

The following tables summarize the outstanding principal and discounts associated with debentures and notes outstanding at May 31, 2014 and May 31, 2015.

May 31, 2014
Debentures			Notes			Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	End of Period Balance Sheet Amount
$542,221	$Nil	$542,221	$23,006	N/A	$23,006	$565,227

May 31, 2015
Debentures			Notes			Total
Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	Principal at end of period	Remaining Discounts	Balance Sheet Amount net of discounts	End of Period Balance Sheet Amount
$542,221	$Nil	$542,221	$23,006	N/A	$23,006	$565,227

The principal and accrued interest on notes and debentures as of May 31, 2014 and May 31, 2015 are summarized in the following tables:

Notes and Debentures	Principal Amount at May 31, 2014	Weighted Average Interest Rate		Accrued Interest May 31, 2014
Third Party Notes	$23,006	N/A	$	Nil
Third Party Debentures	542,221	6.5%		259,891
Total	$565,227	5.8%		$259,891
Notes and Debentures	Principal Amount at May 31, 2015	Weighted Average Interest Rate		Accrued Interest May 31, 2015
Third Party Notes	$23,006	N/A	$	Nil
Third Party Debentures	542,221	6.5%		296,727
Total	$565,227	5.8%		$296,727

Principal payments on loans and debentures payable in the years ending May 31, 2016 through 2020 are as follows:

Fiscal Year	Principal
2016	$565,227
2017	-
2018	-
2019	-
2020	-
Total	$565,227

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

NOTE 8 - ACCRUED LIABILITIES

During the year ended May 31, 2014 the Company accrued allowances for legal, compliance and accounting expenses of $37,000 and related party compensation of $200,000 for the Company's officers and converted accrued liability of $26,598 to accounts payable. Total accrued liability at May 31, 2014 was $398,291 consisting of accrued liabilities $198,291 and related party accrued liabilities $200,000.

During the  year ended May 31, 2015 the Company accrued allowances for legal, compliance and accounting expenses of $23,000 and related party compensation of $200,000 for the Company's officers and converted accrued liability of $18,873 to accounts payable. Total accrued liability at May 31, 2015 was $602,418 consisting of accrued liabilities $202,418 and related party accrued liabilities $400,000.

NOTE 9 – DISCONTINUED OPERATIONS

The Company disposed of its discontinued operations during the year ended May 31, 2014. During the year ended May 31, 2014 the Company recorded revenues of $49,454 from discontinued operations and a pre-tax net gain of $27,762. For the year ended May 31, 2014 the assets and liabilities of the Company's discontinued operations MCM and Cardinal Points Trading Corp are segregated in the balance sheet and labeled as held for sale.

NOTE 10 - CHANGES IN PRESENTATION OF COMPARATIVE STATEMENTS

The presentation of certain amounts for previous periods has been reclassified to conform to the presentation adopted for the current period.

NOTE 11 - DISPOSAL OF SUBSIDIARY

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

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

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

NOTE 12- SUBSEQUENT EVENTS

On June 1, 2015 the Company commenced the integration of 420 International Corp as a wholly owned subsidiary of the Company.

NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230).” ASU No. 2016-18 requires that restricted cash be included with cash and cash equivalents when reconciling the change in cash flow. This guidance will be effective for the Company for its fiscal year 2017, with early adoption permitted.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company elected to early adopt the new guidance in the second quarter of fiscal year 2016 which requires us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of additional stock compensation expense and paid-in capital for all periods in fiscal year 2016. Additional amendments to the recognition of excess tax benefits, accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2016, where the cumulative effect of these changes are required to be recorded. We have elected to account for forfeitures as they occur to determine the amount of compensation cost to be recognized in each period.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with

OCCIDENTAL DEVELOPMENT GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard will have on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”, which requires the acquirer in a business combination to recognize in the reporting period in which adjustment amounts are determined, any adjustments to provisional amounts that are identified during the measurement period, calculated as if the accounting had been completed at the acquisition date. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. ASU 2015-16 is effective for annual and interim periods beginning after December 15, 2015. The adoption of ASU 2015-16 is not expected to have a material impact on our financial position or results of operations.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. This amendment defers the effective date of the previously issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), until the interim and annual reporting periods beginning after December 15, 2017. The FASB’s ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), was issued in three parts: (a) Section A, “Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40),” (b) Section B, “Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables” and (c) Section C, “Background Information and Basis for Conclusions.” The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Earlier application is permitted for interim and annual reporting periods beginning after December 15, 2016. The Company intends to adopt the provisions of ASU 2015-14 for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of ASU 2015-14 on its consolidated financial statements.

In July 2015, the FASB, issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”, which requires an entity to measure inventory within the scope of the ASU at the lower of cost and net realizable value. The amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Earlier adoption is permitted. The adoption of ASU 2015-11 is not expected to have a material impact on our financial position or results of operations.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of May 31, 2015. The evaluation concluded that there was a material weakness in our internal control over financial reporting as of May 31, 2015. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to the lack of monitoring or review of work performed by our management and lack of segregation of duties.  As of May 31, 2015, in the preparation of audited financial statements, footnotes and financial data, all of our financial reporting was carried out solely by our chief financial and accounting officer and we did not have an audit committee to monitor and review the work performed. The lack of segregation of duties resulted from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. Based on this evaluation the Chief Executive and Principal Financial Officer has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not  effective for the reasons stated below.

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of May 31, 2015 based on the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework.

Based upon its evaluation, our management concluded that there was a material weakness in our internal control over financial reporting as of May 31, 2015. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the issuer’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness related to the lack of monitoring or review of work performed by our management and lack of segregation of duties.  As of May 31, 2015, in the preparation of audited financial statements, footnotes and financial data, all of our financial reporting was carried out solely by our chief financial and accounting officer and we did not have an audit committee to monitor and review the work performed. The lack of segregation of duties resulted from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control.

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

ITEM 9B.

OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages as of July 1, 2017 are as follows:

NAME	AGE	POSITION
Michael F. Holloran	69	President, CEO and Director
Ian Gilbey	49	Director

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

IAN GILBEY, DIRECTOR

Mr. Gilbey is an accomplished senior financial consultant with a background that includes over 18 years in the financial markets where he has developed extensive industry relationships in the origination and execution of a broad range of strategic transactions including: handling domestic mergers and acquisitions, raising venture capital, public offerings and the raising of capital for publicly traded, sponsor owned and private corporations. Mr. Gilbey started his financial career in May 1994 as an account executive with Sutro, where he became licensed for both Series 7 and Series 63. In July 1995 he joined The Boston Group, where he was involved in raising capital for initial public offerings (IPO's). In 1997 he developed a team for managing multi-million dollar portfolios in equity funds, bonds and IPO's. In 1997 Mr. Gilbey moved his team to Prudential Securities and in September 2002, Mr. Gilbey joined Noble Capital in Florida, where he was responsible for raising investment capital for managed portfolios by developing network television financial infomercials and radio talk show news programming. In May 2003 he joined Tide Water Capital, a market neutral hedge fund, where he was responsible for the trading desk, raising capital and product review. In 2006 Mr. Gilbey established an independent consultant practice assisting companies achieve their corporate goals including: corporate structuring for public markets, establishing share structures for internal ownership and public equity, and general corporate development. He has worked with company boards, CEO's, legal departments, corporate investor relations and corporate marketing teams. Mr. Gilbey graduated from Thomas Bennett Community College, Crawley, England in 1986 and during 1991 attended Santa Monica Community College, Business Program.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We believe that during the fiscal year ended May 31, 2015, Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were satisfied.

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form
Michael F. Holloran, President & CEO and Principal Accounting & Financial Officer	0	0	0
Ian Gilbey, Director	0	0	0
Steven Levenson	0	0	0

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual compensation for services in all capacities to us for the years ended May 31, 2015 and 2014:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards [issued and pending] ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation (s) (i)	Total ($) (j)
M Holloran CEO	2015	$0	$0	$0	$0	$0	$0	$0	$0
	2014	$0	$0	$0	$0	$0	$0	$0	$0
I Gilbey Director	2015	$0	$0	$0	$0	$0	$0	$0	$0
	2014	$0	$0	$0	$0	$0	$0	$0	$0

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No options/SARs were granted in the fiscal year ended May 31, 2015.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

No officer or Director held or exercised any options in the fiscal year ended May 31, 2015.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 20, 2015, information concerning the beneficial ownership of the our Common Stock by (i) each person who is known by us to own beneficially more than 5% of our Common Stock, (ii) each of our directors and officers, and (iii) all of our directors and executive officers as a group.

		Amount and Nature of Beneficial Ownership(1)

Title of	Name and Address			% of
Class	of Beneficial Owner	No of Shares Held		Class(1)

Common	Michael F. Holloran	18,171,259	Direct	24%
Stock	c/o 256 S. Robertson Blvd
	Beverly Hills, CA 90211
Common	Ian E. Gilbey	16,666,667	Direct	22%
Stock	c/o 256 S. Robertson Blvd
	Beverly Hills, CA 90211
Common	Khiem Nguyen	16,666,667	Direct	22%
Stock	c/o 256 S. Robertson Blvd
	Beverly Hills, CA 90211
	All officers and directors
	as a Group (2 persons)	34,837,926		46%

(1)

Beneficial ownership and percentage ownership based on 75,886,165 shares issued and outstanding on December 20, 2015.

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

Except for the transactions described below, none of our directors, senior officers or principal shareholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction, during the fiscal periods ended May 31, 2014 and 2015, or in any proposed transactions, in which such person had or is to have a direct or indirect material interest.

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

During the year ended May 31, 2015 the Company's CEO loaned the Company $20,025 and the Company rescinded the 16,666,667 escrow shares issued to Steven Levenson due to non-performance pursuant to the terms of the underlying performance based compensation agreement and re-issued the shares to Khiem Nguyen pursuant to the terms of the 420 International Corp Letter of Intent.

Director Independence

The Company’s Board of Directors has determined that none of its directors are independent based on the standards for director independence for the NYSE Amex Equities.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)

Audit related fees for audit Year ended May 31, 2015: $6,000

(2)

Audit related fees for audit Year ended May 31, 2014: $25,000

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

1. Report of Independent Registered Public Accounting Firm

2. Consolidated Balance Sheets

3. Consolidated Statements of Operations and Other Comprehensive Loss

4. Consolidated Statements of Cash Flows

5. Condensed Notes to the Consolidated Financial Statements

(b) The following Exhibits are filed by attachment to this Annual Report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION
31(1)	Certification of Michael F. Holloran Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(1)	Certification of Michael F. Holloran Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)  Filed herewith.

In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filings set forth below:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation	3.1 in Form 10-SB dated Feb 2, 1999
3.11	By-Laws	3.11 in Form 10-SB dated Feb 2, 1999
3.2	Certificate of Amendment	3.2 in Form 10K/A dated August 18, 2010
3.3	Certificate of Merger, filed effective August 19, 2013	3.3 in Form 8-K dated August 21, 2013
3.4	Certificate of Change, filed effective August 19, 2013	3.4 in Form 8-K dated August 21, 2013
4.2	Form of 12% Convertible debenture	4.2 in Form 10-KSB dated Aug 21, 2001
4.3	Form of Stock Purchase Warrant	4.3 in Form 10-KSB dated Aug 21, 2001
4.4	Stock Purchase Agreement, between	4.4 in Form SB-2 dated May 17, 2002
Company and IFG Private Equity LLC
4.5	Commitment Warrant to IFG	4.5 in Form SB-2 dated May 17, 2002
Private Equity LLC
4.6	Registration Rights Agreement, between	4.6 in Form SB-2 dated May 17, 2002
Company and IFG Private Equity LLC
4.7	1998 Directors' & Officers' Stock Option Plan	99.1 in Form S-8 dated Feb 29, 1999
4.8	1999 Stock Option Plan	99.2 in Form S-8 dated Feb 29, 1999
4.9	2001 Stock Option Plan	4.7 in Form S-8 filed November 27, 2001
4.10	2003 Stock Option Plan	4.8 in Form S-8 filed October 25, 2002
4.11	2005 Stock Option Plan	4.8 in Form S-8 filed July 28, 2005
4.12	2006 Stock Option Plan	4.8 in Form S-8 filed April 28, 2006
4.13	2007 Stock Option Plan	4.8 in Form S-8 filed April 13, 2007
10.3	M. Page-Consulting Agreement	10.3 in Form 10-SB dated Feb 2, 1999
10.4	C. Parfitt-Consulting Agreement	10.4 in Form 10-SB dated Feb 2, 1999
10.6	Office lease dated Aug 27, 1998	10.6 in Form 10-SB dated Apr 21, 1999
10.7	Office lease dated Dec 22, 1998	10.7 in Form 10-SB dated Apr 21, 1999
10.8	Wolnosc International-Consulting Agreement	10.8 in Form 10-SB dated Aug 29, 2000
10.9	Office lease dated Jan 1, 2000	10.9 in Form 10-SB dated Aug 29, 2000
10.10	Capital Lease Agreement	10.10 in Form 10-SB dated Aug 29, 2000
10.11	Michael F. Holloran - Consulting Agreement	10.11 in Form 10-KSB dated Aug 21, 2001
10.12	Sublease Agreement of Company's offices dated August 7, 2001	10.12 in Form 10-QSB dated Oct 15, 2001
10.13	Addendum to the Sublease dated August 22, 2001	10.13 in Form 10-QSB dated Oct 15, 2001
10.14	Paul Morford Consulting Agreement	10.14 in Form 10-QSB dated Oct 15,
2001
10.15	8% Secured Convertible Promissory	4.7 in Form 8-K dated January 4,
	Note due December 31, 2006	2005
10.16	Securities Purchase Agreement, dated	10.15 in Form 8-K dated January 13,
	December 7, 2005, by and among the	2006
Company and the holders of the Company’s
6% Convertible Debentures, with the form
of Debenture attached
10.17	Registration Rights Agreement, dated	10.16 in Form 8-K dated January 13, 2006
December 7, 2005, by and among the
Company and the Holders of the 6%
Convertible Debentures
10.18	Walther-Glas Investment Agreement	10.16 Form 10-KSB/A2 dated July 18, 2008
10.19	Agreement and Plan of Reorganization	10.18 in Form 8-K dated Dec 15, 2006
10.20	Consulting Agreement	10.19 in Form 10-Q dated October 21, 2013
10.21	Consulting Agreement	10.20 in Form 10-Q dated October 21, 2013
10.22	Performance Agreement	10.21 in Form 10-Q dated October 21, 2013
10.23	Agreement and Plan of Reorganization	10.22 in Form 10-Q dated October 21, 2013
10.24	Integrity Aviation and Leasing Agreement	10.23 in Form 10-Q dated January 21, 2014
10.25	MCM Agreement	10.24 in Form 10-Q dated January 21, 2014
10.26	Letter of Intent 420 International	10.20 in Form 8-K dated May 5, 2015
21(1)	List of Subsidiaries

(1)  Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf the undersigned, thereto duly authorized.

Dated:   August 1, 2017

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